Form 10-Q
period 2001-06-30
WCI COMMUNITIES INC
filed 2001-08-13
CIK 1137778

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                             ----------------------

                          Commission file number 1-9186

                              WCI COMMUNITIES, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                                         59-2857021
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                            24301 WALDEN CENTER DRIVE
                          BONITA SPRINGS, FLORIDA 34134
               (Address of principal executive offices) (Zip Code)

       (Registrant's telephone number, including area code) (941) 947-2600

Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    No  X


The number of shares outstanding of the issuer's common stock, as of June 30, 2001 was 180,047

                              WCI COMMUNITIES, INC.

                                    Form 10-Q

                       For the Quarter Ended June 30, 2001

                                      INDEX

PART I.       FINANCIAL INFORMATION


                                                                        Page No.

    Item 1.   Financial Statements

              Consolidated Balance Sheets
              June 30, 2001 (Unaudited) and December 31, 2000................ 3

              Consolidated Statements of Income and Comprehensive
              Income - Unaudited
              For the Three and Six Months Ended June 30, 2001 and 2000...... 4

              Consolidated Statements of Cash Flows - Unaudited
              For the Six Months Ended June 30, 2001 and 2000................ 5

              Notes to Consolidated Unaudited Financial Statements........... 7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................21

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....32


PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings..............................................33

    Item 6.   Exhibits and Reports on Form 8-K...............................33

SIGNATURE....................................................................34

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              WCI COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          JUNE 30,         DECEMBER 31,
                                                                           2001               2000
                                                                       -----------         -----------
                                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents............................................    $  33,844           $  55,737
Restricted cash......................................................       17,830              15,521
Contracts receivable.................................................      338,390             228,742
Mortgage notes and accounts receivable...............................       28,158              33,322
Real estate inventories..............................................      788,393             649,007
Investments in amenities.............................................       34,035              34,832
Property and equipment...............................................       91,777              81,317
Investments in joint ventures........................................       36,683              35,792
Other assets.........................................................       47,286              46,451
Goodwill and other intangible assets.................................       30,698              32,375
                                                                       -----------         -----------
        Total assets.................................................  $ 1,447,094         $ 1,213,096
                                                                       ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses................................   $  130,404          $  146,432
Customer deposits and other liabilities..............................      206,756             170,860
Deferred income tax liabilities......................................       22,218              15,715
Community development district obligations...........................       44,319              26,944
Senior secured credit facility.......................................      250,000             289,000
Senior subordinated notes............................................      355,205                  --
Mortgages and notes payable..........................................       93,260             115,418
Finance subsidiary debt..............................................           --              72,495
Subordinated notes, 81% due to related parties.......................           --              57,010
                                                                       -----------         -----------
                                                                         1,102,162             893,874
                                                                       -----------         -----------
Commitments and contingencies

Shareholders' equity:
    Common stock, $.01 par value; 200,000 shares
      authorized, 180,047 shares issued and outstanding..............            2                   2
    Additional paid-in capital.......................................      138,853             138,716
    Retained earnings................................................      208,194             180,504
    Accumulated other comprehensive loss.............................       (2,117)                 --
                                                                       -----------         -----------
        Total shareholders' equity...................................      344,932             319,222
                                                                       -----------         -----------
        Total liabilities and shareholders' equity...................  $ 1,447,094         $ 1,213,096
                                                                       ===========         ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                              WCI COMMUNITIES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                     --------------------------             ------------------------
                                                       2001             2000                 2001             2000
                                                     --------         ---------             ---------        -------
REVENUES

Homebuilding ......................................   $  189,163       $  100,581           $  332,775       $  176,440
Parcel and lot ....................................       12,527           26,521               28,505           56,858
Amenity membership and operations .................       12,514           15,685               31,818           38,456
Real estate services and other ....................       20,616           19,655               38,681           30,751
                                                      ----------       ----------           ----------       ----------

         Total revenues ...........................      234,820          162,442              431,779          302,505
                                                      ----------       ----------           ----------       ----------
COSTS OF SALES

Homebuilding ......................................      130,151           78,547              229,347          134,352
Parcel and lot ....................................        7,001            5,670               17,426           20,176
Amenity membership and operations .................       10,260           12,267               24,715           29,310
Real estate services and other ....................       15,686           11,880               29,878           20,354
                                                      ----------       ----------           ----------       ----------
         Total costs of sales .....................      163,098          108,364              301,366          204,192
                                                      ----------       ----------           ----------       ----------
         Contribution margin ......................       71,722           54,078              130,413           98,313
                                                      ----------       ----------           ----------       ----------
OTHER EXPENSES

Interest expense, net .............................       12,650            9,755               25,322           20,070
Selling, general, administrative and other ........       23,793           17,810               48,315           31,930
Real estate taxes, net ............................        1,986            1,567                3,232            3,867
Depreciation ......................................        1,137            1,214                2,217            1,847
Amortization of goodwill and intangible assets ....          913              872                1,827            1,510
                                                      ----------       ----------           ----------       ----------
         Total other expenses .....................       40,479           31,218               80,913           59,224
                                                      ----------       ----------           ----------       ----------
Income before income taxes and
 extraordinary item ...............................       31,243           22,860               49,500           39,089
Income tax expense ................................       12,529            9,184               19,852           15,717
                                                      ----------       ----------           ----------       ----------
Income before extraordinary item ..................       18,714           13,676               29,648           23,372
Extraordinary item, net of tax
    Net loss on debt restructuring ................          (88)              --               (1,958)              --
                                                      ----------       ----------           ----------       ----------
Net income ........................................       18,626           13,676               27,690           23,372
                                                      ----------       ----------           ----------       ----------
Other comprehensive loss, net of tax
    Cumulative effect of a change in
     accounting principle .........................           --               --                 (746)              --
    Unrealized derivative gains (losses) ..........           28               --               (1,371)              --
                                                      ----------       ----------           ----------       ----------
Accumulated other comprehensive gain (loss) .......           28               --               (2,117)              --
                                                      ----------       ----------           ----------       ----------
Comprehensive income ..............................   $   18,654       $   13,676           $   25,573       $   23,372
                                                      ==========       ==========           ==========       ==========


  The accompanying notes are an integral part of these consolidated financial statements

                              WCI COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)


                                                                                    FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                             ------------------------------------
                                                                                   2001               2000
                                                                             -----------------  -----------------
Cash flows from operating activities:
    Net income.............................................................         $  27,690          $  23,372
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
      Net loss on debt restructuring ......................................             1,958                 --
      Depreciation and amortization .......................................             4,044              3,357
      Amortization of debt issue costs to interest expense.................             1,951              2,485
      Amortization of premium on issuance of senior
       subordinated notes..................................................               (45)                --
      Deferred director compensation ......................................               137                 --
      Gain on sale of property and equipment ..............................                --               (982)
      Earnings from investments in joint ventures, net of write-offs ......            (1,179)            (2,961)
      Contributions to investments in joint ventures ......................            (3,028)            (8,082)
      Distributions from investments in joint ventures.....................             3,316                 --
    Real estate inventories:
      Additions to real estate inventories.................................          (353,867)          (167,761)
      Capitalized interest and real estate taxes...........................           (18,054)           (18,441)
      Cost of sales, including amortization of capitalized
        interest and real estate taxes.....................................           232,535            149,970
    Changes in assets and liabilities:
      Restricted cash......................................................            (2,309)             3,359
      Contracts receivable.................................................          (109,648)            40,293
      Accounts receivable..................................................             2,371             (4,041)
      Investments in amenities.............................................               797              5,342
      Other assets.........................................................             5,502            (13,052)
      Accounts payable and accrued expenses................................           (14,795)           (15,285)
      Customer deposits and other liabilities..............................            32,449              6,095
      Deferred income tax liabilities......................................             7,833              2,531
                                                                             -----------------  -----------------
        Net cash (used in) provided by operating activities................          (182,342)             6,199
                                                                             -----------------  -----------------
Cash flows from investing activities:
    Additions to mortgage notes receivable.................................            (1,182)            (5,159)
    Principal reductions on mortgage notes receivable......................             3,975              4,509
    Additions to property and equipment....................................           (12,677)            (5,616)
    Proceeds from sale of property and equipment...........................                --              2,677
    Payment for purchase of assets of real
      estate brokerages....................................................                --             (1,564)
                                                                             -----------------  -----------------
        Net cash used in investing activities..............................            (9,884)            (5,153)
                                                                             -----------------  -----------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              WCI COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (in thousands of dollars)
                                   (unaudited)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                             ------------------------------------
                                                                                   2001               2000
                                                                             -----------------  -----------------

Cash flows from financing activities:

Senior secured credit facilities:
      Net repayments on revolving line of credit........................           $  (39,000)        $  (14,130)
      Borrowing on amortizing term loan.................................                   --             50,000
    Proceeds from borrowings on mortgages and
      notes payable.....................................................               37,548             39,190
    Principal reductions on mortgages and notes payable.................              (59,706)           (58,322)
    Proceeds from borrowings on senior subordinated notes...............              355,250                 --
    Principal repayments on subordinated notes..........................              (57,010)                --
    Principal reduction on finance subsidiary debt......................              (72,495)           (21,996)
    Debt issue costs....................................................              (11,629)            (2,660)
    Net borrowings (reductions) on community development
      district obligations..............................................               17,375            (13,677)
    Purchase of Watermark common stock from employees...................                   --               (446)
                                                                             -----------------  -----------------

        Net cash provided by (used in) financing activities.............              170,333            (22,041)
                                                                             -----------------  -----------------

Net decrease in cash and cash equivalents...............................              (21,893)           (20,995)

Cash and cash equivalents at beginning of year..........................               55,737             33,492
                                                                             -----------------  -----------------

Cash and cash equivalents at end of period..............................            $  33,844          $  12,497
                                                                             =================  =================


  The accompanying notes are an integral part of these consolidated financial statements.

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


1.    BASIS OF PRESENTATION

      The Company's consolidated financial statements and notes as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 have been prepared by management without audit by independent certified public accountants and should be read in conjunction with the December 31, 2000 audited financial statements for the year then ended in the Company's Registration Statement on Form S-4. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

      The Company historically has experienced and expects to experience variability in quarterly results. The consolidated statement of income for the six months ended June 30, 2001 is not necessarily indicative of the results to be expected for the full year.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards 141 (FASB 141), Business Combinations, and Statement of Financial Accounting Standards 142 (FASB 142), Goodwill and Other Intangible Assets. FASB 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FASB 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FASB 142 will be effective for the Company's fiscal year 2002 and is immediately effective for goodwill and intangible assets acquired after June 30, 2001. Management is in the process of evaluating the effect these standards will have on its financial statements.

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards 133 (FASB 133), Accounting for Derivative Instruments and Hedging Activities, as amended. FASB 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be measured at fair value and recognized in the balance sheet. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Company does not enter into or hold derivatives for trading or speculative purposes.

      The Company's policy is to designate at a derivative's inception the specific liabilities being hedged and monitor the derivative to determine if it remains an effective hedge. The effectiveness of a derivative as a hedge is based on high correlation between changes in its value and changes in the

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


      value of the underlying hedged item. The Company recognizes gains or losses for amounts received or paid when the underlying transaction settles.

      The Company has various interest rate swap agreements totalling $250,000. The swap agreements effectively fix the variable interest rate on approximately $200,000 of the senior secured credit facility. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheet. The related gains or losses are recorded in stockholders' equity as accumulated other comprehensive loss. The Company accounts for its interest rate swaps using the shortcut method, as described in FASB 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The net effect on the Company's operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates. In accordance with the transition provisions of FASB 133, on January 1, 2001, the Company recorded a cumulative-effect type adjustment of $746 (net of tax benefit of $469) in customer deposits and other liabilities and accumulated other comprehensive loss to recognize the fair value of the interest rate swaps. Subsequent to the Company's adoption of FASB 133 through June 30, 2001, the liability and accumulated other comprehensive loss increased $1,371 (net of tax benefit of $861) to $2,117.

3.    SEGMENT INFORMATION

      The Company operates in three reportable business segments: homebuilding, parcel and lot, and amenity membership and operations. The homebuilding segment builds and markets single- and multi-family homes and mid-rise and high-rise tower residences. The parcel and lot segment develops and sells land parcels and lots within the Company's communities to commercial developers, individuals and, to a lesser degree, homebuilders. The amenity membership and operations segment includes the operations and sale of memberships in golf country clubs, marinas, tennis and recreation facilities. The Company's reportable segments are strategic business operations that offer different products and services. They are managed separately because each business requires different expertise and marketing strategies. Revenues from segments below the quantitative thresholds are primarily attributable to real estate services such as brokerage, title company, property management and mortgage brokerage operations.

      Transfers between segments are recorded at cost. The Company evaluates financial performance based on the segment contribution margin. The table below presents information about reported operating income for the three months and six months ended June 30, 2001 and 2000. Asset information by reportable segment is not presented since the Company does not prepare such information.

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


3.    SEGMENT INFORMATION (CONTINUED)


THREE MONTHS ENDED JUNE 30, 2001

                             Homebuilding
                       -------------------------                   Amenity
                        Mid- and     Single- and     Parcel        Membership          All          Segment
                        High-rise    Multi-family    and Lot      and Operations      Other          Totals
                       ------------ ------------ ------------- ----------------- -------------  -------------

Revenues.............    $ 89,848     $ 99,315     $  12,527       $    12,514     $  20,442      $ 234,646
Interest income......                                                                     174            174
Contribution margin..       40,585       18,427         5,526             2,254         4,930         71,722

THREE MONTHS ENDED JUNE 30, 2000

                             Homebuilding
                       -------------------------                   Amenity
                        Mid- and    Single- and     Parcel        Membership          All          Segment
                        High-rise   Multi-family    and Lot      and Operations      Other          Totals
                       ------------ ------------ ------------- ----------------- -------------  -------------
Revenues.............     $ 41,443     $ 59,138     $  26,521       $    15,685     $  18,991      $ 161,778
Interest income......                                                                     662            662
Contribution margin..       15,031        7,003        20,851             3,418         7,773         54,076


SIX MONTHS ENDED JUNE 30, 2001

                             Homebuilding
                       -------------------------                   Amenity
                        Mid- and    Single- and     Parcel        Membership          All          Segment
                        High-rise   Multi-family    and Lot      and Operations      Other          Totals
                       ------------ ------------ ------------- ----------------- -------------  -------------
Revenues..............    $167,993     $164,782     $  28,505       $    31,818     $  38,034      $ 431,132
Interest income.......                                                                    649            649
Contribution margin...      73,423       30,005        11,079             7,103         8,805        130,415

SIX MONTHS ENDED JUNE 30, 2000

                             Homebuilding
                       -------------------------                   Amenity
                        Mid- and    Single- and     Parcel        Membership          All          Segment
                        High-rise   Multi-family    and Lot      and Operations      Other          Totals
                       ------------ ------------ ------------- ----------------- -------------  -------------
Revenues.............     $ 71,318     $105,122     $  56,858       $    38,456     $  28,435      $ 300,189
Interest income......                                                                   1,099          1,099
Contribution margin..       27,893       14,195        36,682             9,146         9,180         97,096

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)

3.    SEGMENT INFORMATION (CONTINUED)

                                               FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                              ------------------------------   ------------------------------
                                                  2001             2000            2001             2000
                                              -------------    -------------   --------------   -------------
REVENUE
Total segment revenue......................      $ 234,820        $ 162,440        $ 431,781       $ 301,288
Gain (loss) on assets held for investment..             --                2               (2)          1,217
                                              -------------    -------------   --------------   -------------

    Consolidated revenue...................      $ 234,820        $ 162,442        $ 431,779       $ 302,505
                                              =============    =============   ==============   =============

Segment contribution margin................         71,722           54,076          130,415          97,096
Gain (loss) on assets held for investment..             --                2               (2)          1,217
Corporate overhead and costs...............         25,779           19,377           51,547          35,797
Interest expense, net......................         12,650            9,755           25,322          20,070
Depreciation and amortization..............          2,050            2,086            4,044           3,357
                                              -------------    -------------   --------------   -------------

    Income before income taxes and
     extraordinary item....................      $  31,243        $  22,860        $  49,500       $  39,089
                                              =============    =============   ==============   =============

4.    REAL ESTATE INVENTORIES

      Real estate inventories are summarized as follows:


                                                                      JUNE 30,          DECEMBER 31,
                                                                  -----------------   -----------------
                                                                        2001                2000
                                                                  -----------------   -----------------
Land.......................................................             $  187,334          $  173,226
Work in progress:
    Land and improvements..................................                315,137             284,493
    Condominiums...........................................                 96,486              35,490
    Homes..................................................                110,397              68,401
Completed inventories:
    Land and improvements..................................                 53,289              73,382
    Condominiums...........................................                  8,609               1,274
    Homes..................................................                 17,141              12,741
                                                                  -----------------   -----------------

                                                                        $  788,393          $  649,007
                                                                  =================   =================

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


5.    CAPITALIZED INTEREST

      The following table is a summary of capitalized and amortized interest.

                                                     AS OF AND FOR                   AS OF AND FOR
                                                  THE THREE MONTHS ENDED           THE SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                               -----------------------------   -----------------------------
                                                   2001            2000            2001            2000
                                               -------------   -------------   --------------  -------------

Capitalized interest at beginning of period..     $  88,266       $  67,428        $  84,873      $  61,506
Interest capitalized.........................         8,468           8,908           15,984         16,823
Interest amortized...........................        (4,390)         (2,213)          (8,513)        (4,206)
                                               -------------   -------------   --------------  -------------

Capitalized interest.........................     $  92,344       $  74,123        $  92,344      $  74,123
                                               =============   =============   ==============  =============

Total interest incurred......................        15,675          15,189           30,842         30,202
Debt issue cost amortization.................         1,053           1,261            1,951          2,485
Interest amortized...........................         4,390           2,213            8,513          4,206
Interest capitalized.........................        (8,468)         (8,908)         (15,984)       (16,823)
                                               -------------   -------------   --------------  -------------

Interest expense, net........................     $  12,650       $   9,755        $  25,322      $  20,070
                                               =============   =============   ==============  =============


6.    DEBT

      The Company issued $250,000 of 10.625% senior subordinated notes on February 20, 2001 in a private placement (the Initial Notes). On June 8, 2001, the Company issued an additional $100,000 of 10.625% senior subordinated notes (the Additional Notes, together with the Initial Notes, the Notes) for $105,250, plus accrued interest. Effective June 21, 2001, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission offering to exchange the unregistered Notes for notes registered under the Securities Act of 1933, as amended. The exchange was completed on July 31, 2001. The terms of the registered Notes are substantially identical to the unregistered Notes, except the registered Notes do not contain transfer restrictions. The Notes mature on February 15, 2011. Interest on the Notes is payable semi-annually in arrears on each February 15 and August 15, commencing August 15, 2001. The Notes are subordinated to all existing and future senior debt. The indenture relating to the Notes contains certain financial and operational covenants that under certain circumstances limit the Company's and its subsidiaries' ability to incur additional debt, pay dividends, repurchase capital stock, and make certain investments.

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


7.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory rate and the effective tax rate follows:


                                                                      % OF PRE-TAX INCOME
                                                                           JUNE 30,
                                                               ----------------------------------
                                                                    2001               2000
                                                               ----------------   ---------------

Statutory rate......................................                      35.0              35.0
State income taxes net of federal
    income tax benefit..............................                       3.6               3.6
Goodwill amortization and other.....................                       1.5               1.6
                                                               ----------------   ---------------

      Effective rate................................                      40.1              40.2
                                                               ================   ===============


8.    SUPPLEMENTAL GUARANTOR INFORMATION

      Obligations to pay principal and interest on the Company's Notes are guaranteed fully and unconditionally by the Company's wholly-owned subsidiaries, including its only significant subsidiary, Bay Colony-Gateway, Inc. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. Supplemental consolidating financial information of the Company's guarantors is presented below.

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


8.    SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                                                                           JUNE 30, 2001
                                                  ------------------------------------------------------------------
                                                                                                     CONSOLIDATED
                                                       WCI                                                WCI
                                                    COMMUNITIES,     GUARANTOR      ELIMINATING      COMMUNITIES,
                                                      INC.         SUBSIDIARIES       ENTRIES            INC.
                                                  --------------   --------------  ---------------  ----------------

ASSETS

Cash and cash equivalents ......................     $   23,558       $   10,286         $     --        $   33,844
Restricted cash ................................          1,969           15,861               --            17,830
Contracts receivable ...........................        228,054          110,336               --           338,390
Mortgage notes and accounts receivable .........         15,624           12,534               --            28,158
Real estate inventories ........................        456,571          331,822               --           788,393
Investments in amenities .......................         19,874           14,161               --            34,035
Property and equipment .........................         34,847           56,930               --            91,777
Investments in joint ventures ..................          9,507           27,176               --            36,683
Investment in guarantor subsidiaries ...........        203,793               --         (203,793)               --
Other assets ...................................        227,928           26,788         (207,430)           47,286
Goodwill and other intangible assets ...........         22,362            8,336               --            30,698
                                                  --------------   --------------  ---------------  ----------------

        Total assets ...........................    $ 1,244,087       $  614,230       $ (411,223)     $  1,447,094
                                                  ==============   ==============  ===============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses ..........     $   71,591       $   58,813         $     --       $   130,404
Customer deposits and other liabilities ........        129,827          278,324         (201,395)          206,756
Deferred income tax liabilities ................         27,454               --           (5,236)           22,218
Community development district obligations .....         26,165           18,154               --            44,319
Senior secured credit facility .................        250,000               --               --           250,000
Senior subordinated notes ......................        355,205               --               --           355,205
Mortgages and notes payable ....................         38,114           55,146               --            93,260
                                                  --------------   --------------  ---------------  ----------------
                                                        898,356          410,437         (206,631)        1,102,162
                                                  --------------   --------------  ---------------  ----------------

Commitments and contingencies

Shareholders' equity ...........................        345,731          203,793         (204,592)          344,932
                                                  --------------   --------------  ---------------  ----------------

   Total liabilities and shareholders' equity ..    $ 1,244,087       $  614,230       $ (411,223)     $  1,447,094
                                                  ==============   ==============  ===============  ================

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


8.    SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                           CONSOLIDATING BALANCE SHEET

                                                                            DECEMBER 31, 2000
                                                   ------------------------------------------------------------------
                                                                                                     CONSOLIDATED
                                                       WCI                                                WCI
                                                    COMMUNITIES,     GUARANTOR      ELIMINATING      COMMUNITIES,
                                                      INC.         SUBSIDIARIES       ENTRIES            INC.
                                                   --------------   --------------  ---------------  ----------------

ASSETS

Cash and cash equivalents......................      $   49,143        $   6,594         $     --        $   55,737
Restricted cash................................           1,549           13,972               --            15,521
Contracts receivable...........................         155,882           72,860               --           228,742
Mortgage notes and accounts receivable.........          17,775           16,439             (892)           33,322
Real estate inventories........................         405,809          243,198               --           649,007
Investments in amenities.......................           9,849           24,983               --            34,832
Property and equipment.........................          25,513           55,804               --            81,317
Investments in joint ventures..................          10,712           25,080               --            35,792
Investment in guarantor subsidiaries...........         192,904               --         (192,904)               --
Investment in parent entities..................              --           44,572          (44,572)               --
Other assets...................................         118,274           30,336         (102,159)           46,451
Goodwill and other intangible assets...........          23,263            9,112               --            32,375
                                                  --------------   --------------  ---------------  ----------------

        Total assets...........................     $ 1,010,673       $  542,950       $ (340,527)     $  1,213,096
                                                  ==============   ==============  ===============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses..........      $  105,352       $   41,972        $    (892)      $   146,432
Customer deposits and other liabilities........          92,185          173,295          (94,620)          170,860
Deferred income tax liabilities................          23,254               --           (7,539)           15,715
Community development district obligations.....          26,944               --               --            26,944
Senior secured credit facility.................         289,000               --               --           289,000
Mortgages and notes payable....................          53,134           62,284               --           115,418
Finance subsidiary debt........................              --           72,495               --            72,495
Subordinated notes.............................         100,783               --          (43,773)           57,010
                                                  --------------   --------------  ---------------  ----------------
                                                        690,652          350,046         (146,824)          893,874
                                                  --------------   --------------  ---------------  ----------------

Commitments and contingencies

Shareholders' equity...........................         320,021          192,904         (193,703)          319,222
                                                  --------------   --------------  ---------------  ----------------

   Total liabilities and shareholders' equity..     $ 1,010,673       $  542,950       $ (340,527)     $  1,213,096
                                                  ==============   ==============  ===============  ================

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


8.    SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                  ------------------------------------------------------------------
                                                                                                     CONSOLIDATED
                                                         WCI                                             WCI
                                                    COMMUNITIES,     GUARANTOR      ELIMINATING      COMMUNITIES,
                                                        INC.         SUBSIDIARIES     ENTRIES            INC.
                                                  --------------   --------------  ---------------  ----------------

REVENUES

Homebuilding....................................     $  139,809       $   49,354         $     --       $   189,163
Parcel and lot..................................          5,773            6,754               --            12,527
Amenity membership and operations...............          2,802            9,712               --            12,514
Real estate services and other..................          1,146           19,470               --            20,616
                                                  --------------   --------------  ---------------  ----------------
        Total revenues..........................        149,530           85,290               --           234,820
                                                  --------------   --------------  ---------------  ----------------
COSTS OF SALES

Homebuilding....................................         97,184           32,967               --           130,151
Parcel and lot..................................          3,364            3,637               --             7,001
Amenity membership and operations...............          1,954            8,306               --            10,260
Real estate services and other..................            160           15,526               --            15,686
                                                  --------------   --------------  ---------------  ----------------
        Total costs of sales....................        102,662           60,436               --           163,098
                                                  --------------   --------------  ---------------  ----------------
        Contribution margin.....................         46,868           24,854               --            71,722
                                                  --------------   --------------  ---------------  ----------------
OTHER EXPENSES

Interest expense, net...........................         14,183           (1,533)              --            12,650
Selling, general, administrative and other......         17,656            6,137               --            23,793
Real estate taxes, net..........................            994              992               --             1,986
Depreciation....................................            613              524               --             1,137
Amortization of goodwill and intangible assets..            450              463               --               913
                                                  --------------   --------------  ---------------  ----------------
        Total other expenses....................         33,896            6,583               --            40,479
                                                  --------------   --------------  ---------------  ----------------
Income before income taxes, equity in
    income of guarantor subsidiaries and
    extraordinary item..........................         12,972           18,271               --            31,243
Income tax expense..............................          5,023            7,506               --            12,529
Equity in income of guarantor subsidiaries,
    net of tax..................................         10,677               --          (10,677)               --
                                                  --------------   --------------  ---------------  ----------------
Income before extraordinary item................         18,626           10,765          (10,677)           18,714
Extraordinary item
    Net loss on debt restructuring..............             --              (88)              --               (88)
                                                  --------------   --------------  ---------------  ----------------
Net income......................................     $   18,626       $   10,677       $  (10,677)       $   18,626
                                                  ==============   ==============  ===============  ================

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


8.    SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                                                              FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                  ------------------------------------------------------------------
                                                                                                     CONSOLIDATED
                                                       WCI                                                WCI
                                                    COMMUNITIES,     GUARANTOR      ELIMINATING      COMMUNITIES,
                                                      INC.         SUBSIDIARIES       ENTRIES            INC.
                                                  --------------   --------------  ---------------  ----------------
REVENUES

Homebuilding.....................................    $   76,917       $   23,664         $     --       $   100,581
Parcel and lot...................................        14,724           11,797               --            26,521
Amenity membership and operations................         3,034           12,651               --            15,685
Real estate services and other...................         1,457           18,783             (585)           19,655
                                                  --------------   --------------  ---------------  ----------------
        Total revenues...........................        96,132           66,895             (585)          162,442
                                                  --------------   --------------  ---------------  ----------------
COSTS OF SALES

Homebuilding.....................................        61,149           17,398               --            78,547
Parcel and lot...................................          (226)           5,896               --             5,670
Amenity membership and operations................         1,272           10,995               --            12,267
Real estate services and other...................           166           11,714               --            11,880
                                                  --------------   --------------  ---------------  ----------------
        Total costs of sales.....................        62,361           46,003               --           108,364
                                                  --------------   --------------  ---------------  ----------------
        Contribution margin......................        33,771           20,892             (585)           54,078
                                                  --------------   --------------  ---------------  ----------------
OTHER EXPENSES

Interest expense, net............................         9,101            1,239             (585)            9,755
Selling, general, administrative and other.......        14,832            2,978               --            17,810
Real estate taxes, net...........................           203            1,364               --             1,567
Depreciation.....................................           830              384               --             1,214
Amortization of goodwill and intangible assets...           451              421               --               872
                                                  --------------   --------------  ---------------  ----------------
        Total other expenses.....................        25,417            6,386             (585)           31,218
                                                  --------------   --------------  ---------------  ----------------
Income before income taxes and equity in
    income of guarantor subsidiaries.............         8,354           14,506               --            22,860
Income tax expense...............................         3,815            5,369               --             9,184
Equity in income of guarantor subsidiaries,
    net of tax...................................         9,137               --           (9,137)               --
                                                  --------------   --------------  ---------------  ----------------
Net income.......................................    $   13,676        $   9,137       $   (9,137)       $   13,676
                                                  ==============   ==============  ===============  ================

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)

8.    SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                                                              FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                 ------------------------------------------------------------------
                                                                                                     CONSOLIDATED
                                                       WCI                                                WCI
                                                    COMMUNITIES,     GUARANTOR      ELIMINATING      COMMUNITIES,
                                                      INC.         SUBSIDIARIES       ENTRIES            INC.
                                                  --------------   --------------  ---------------  ----------------
REVENUES

Homebuilding ..................................      $  238,830       $   93,945         $     --       $   332,775
Parcel and lot.................................          12,396           16,109               --            28,505
Amenity membership and operations..............           9,253           22,565               --            31,818
Real estate services and other.................           2,668           54,570          (18,557)           38,681
                                                  --------------   --------------  ---------------  ----------------
        Total revenues.........................         263,147          187,189          (18,557)          431,779
                                                  --------------   --------------  ---------------  ----------------
COSTS OF SALES

Homebuilding...................................         164,084           65,263               --           229,347
Parcel and lot.................................           8,078            9,348               --            17,426
Amenity membership and operations..............           6,249           18,466               --            24,715
Real estate services and other.................             307           29,571               --            29,878
                                                  --------------   --------------  ---------------  ----------------
        Total costs of sales...................         178,718          122,648               --           301,366
                                                  --------------   --------------  ---------------  ----------------
        Contribution margin....................          84,429           64,541          (18,557)          130,413
                                                  --------------   --------------  ---------------  ----------------
OTHER EXPENSES

Interest expense, net..........................          44,801             (922)         (18,557)           25,322
Selling, general, administrative and other.....          36,385           11,930               --            48,315
Real estate taxes, net.........................           1,462            1,770               --             3,232
Depreciation...................................           1,180            1,037               --             2,217
Amortization of goodwill and intangible
    assets.....................................             901              926               --             1,827
                                                  --------------   --------------  ---------------  ----------------
        Total other expenses...................           84,729           14,741          (18,557)           80,913
                                                  --------------   --------------  ---------------  ----------------
Income (loss) before income taxes, equity in
    income of guarantor subsidiaries and
    extraordinary item.........................            (300)          49,800               --            49,500
Income tax expense.............................             398           19,454               --            19,852
Equity in income of guarantor subsidiaries,
    net of tax.................................          28,388               --          (28,388)               --
                                                  --------------   --------------  ---------------  ----------------
Income before extraordinary item...............          27,690           30,346          (28,388)           29,648
Extraordinary item
    Net loss on debt restructuring.............              --           (1,958)              --            (1,958)
                                                  --------------   --------------  ---------------  ----------------
Net income.....................................      $   27,690       $   28,388       $  (28,388)       $   27,690
                                                  ==============   ==============  ===============  ================

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


8.    SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                                                               FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                  ------------------------------------------------------------------
                                                                                                     CONSOLIDATED
                                                       WCI                                                WCI
                                                    COMMUNITIES,     GUARANTOR      ELIMINATING      COMMUNITIES,
                                                      INC.         SUBSIDIARIES       ENTRIES            INC.
                                                  --------------   --------------  ---------------  ----------------

REVENUES

Homebuilding...................................      $  130,245       $   46,195         $     --       $   176,440
Parcel and lot.................................          32,651           24,207               --            56,858
Amenity membership and operations..............           7,419           31,037               --            38,456
Real estate services and other.................           3,240           29,450           (1,939)           30,751
                                                  --------------   --------------  ---------------  ----------------
        Total revenues.........................         173,555          130,889           (1,939)          302,505
                                                  --------------   --------------  ---------------  ----------------

COSTS OF SALES

Homebuilding...................................         101,521           32,831               --           134,352
Parcel and lot.................................           7,910           12,266               --            20,176
Amenity membership and operations..............           3,887           25,423               --            29,310
Real estate services and other.................             306           20,048               --            20,354
                                                  --------------   --------------  ---------------  ----------------
        Total costs of sales...................         113,624           90,568               --           204,192
                                                  --------------   --------------  ---------------  ----------------
        Contribution margin....................          59,931           40,321           (1,939)           98,313
                                                  --------------   --------------  ---------------  ----------------
OTHER EXPENSES

Interest expense, net..........................          19,232            2,777           (1,939)           20,070
Selling, general, administrative and other.....          26,097            5,833               --            31,930
Real estate taxes, net.........................           1,081            2,786               --             3,867
Depreciation...................................           1,064              783               --             1,847
Amortization of goodwill and intangible
    assets.....................................              900              610               --             1,510
                                                  --------------   --------------  ---------------  ----------------
        Total other expenses...................           48,374           12,789           (1,939)           59,224
                                                  --------------   --------------  ---------------  ----------------
Income before income taxes and equity in
    income of guarantor subsidiaries...........          11,557           27,532               --            39,089
Income tax expense.............................           4,814           10,903               --            15,717
Equity in income of guarantor subsidiaries,
    net of tax.................................          16,629               --          (16,629)               --
                                                  --------------   --------------  ---------------  ----------------
Net income.....................................      $   23,372       $   16,629       $  (16,629)       $   23,372
                                                  ==============   ==============  ===============  ================

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)


8.    SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                      FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                                  ----------------------------------------------------------------
                                                                                                                   CONSOLIDATED
                                                                       WCI                                              WCI
                                                                  COMMUNITIES,      GUARANTOR       ELIMINATING     COMMUNITIES,
                                                                      INC.         SUBSIDIARIES       ENTRIES           INC.
                                                                  --------------  ---------------  --------------  ---------------
Cash flows from operating activities:
    Net income....................................................   $   27,690       $   28,388      $  (28,388)      $   27,690
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization...............................        3,778            2,172              --            5,950
      Net loss on debt restructuring..............................           --            1,958              --            1,958
      Other.......................................................          137               --              --              137
      Losses (earnings) from investments in joint ventures,
        net of write-offs.........................................          129           (1,308)             --           (1,179)
      Distributions from (contributions to) investments
        in joint ventures, net....................................        1,076             (788)             --              288
      Equity in earnings of guarantor subsidiaries................      (28,388)              --          28,388               --
      Distributions from guarantor subsidiaries (contributions to
       parent), net...............................................       17,499          (17,499)             --               --
      Repayment of investments in parent entities.................           --           43,773         (43,773)              --
    Changes in assets and liabilities:
      Restricted cash.............................................         (420)          (1,889)             --           (2,309)
      Contracts and accounts receivable...........................      (71,555)         (34,830)           (892)        (107,277)
      Real estate inventories.....................................      (50,762)         (88,624)             --         (139,386)
      Investments in amenities....................................      (10,025)          10,822              --              797
      Other assets................................................      (99,767)             797         104,472            5,502
      Accounts payable and accrued expenses.......................      (33,761)          18,074             892          (14,795)
      Customer deposits and other liabilities.....................       34,195          105,029        (106,775)          32,449
      Deferred income tax liabilities.............................        5,530               --           2,303            7,833
                                                                  --------------  ---------------  --------------  ---------------

        Net cash (used in) provided by operating activities.......     (204,644)          66,075         (43,773)        (182,342)
                                                                  --------------  ---------------  --------------  ---------------

Cash flows from investing activities:
    Principal reductions on mortgages and notes receivable........        1,534            1,259              --            2,793
    Additions to property and equipment...........................      (10,514)          (2,163)             --          (12,677)
                                                                  --------------  ---------------  --------------  ---------------

        Net cash used in investing activities.....................       (8,980)            (904)             --           (9,884)
                                                                  --------------  ---------------  --------------  ---------------

Cash flows from financing activities:
    Net repayments on senior secured credit facilities............      (39,000)              --              --          (39,000)
    Net reductions on mortgages and notes payable.................      (15,020)          (7,138)             --          (22,158)
    Proceeds from borrowings on senior subordinated notes.........      355,250               --              --          355,250
    Principal repayments on subordinated notes....................     (100,783)              --          43,773          (57,010)
    Principal reductions on finance subsidiary debt...............           --          (72,495)             --          (72,495)
    Debt issue costs..............................................      (11,629)              --              --          (11,629)
    Net reductions (borrowings) on community development
      district obligations........................................         (779)          18,154              --           17,375
                                                                  --------------  ---------------  --------------  ---------------
      Net cash provided by (used in) financing activities.........      188,039          (61,479)         43,773          170,333
                                                                  --------------  ---------------  --------------  ---------------
Net (decrease) increase in cash and cash equivalents..............      (25,585)           3,692              --          (21,893)

Cash and cash equivalents at beginning of year....................       49,143            6,594              --           55,737
                                                                  --------------  ---------------  --------------  ---------------
Cash and cash equivalents at end of year..........................   $   23,558       $   10,286        $     --       $   33,844
                                                                  ==============  ===============  ==============  ===============

                              WCI COMMUNITIES, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)

8.    SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                              FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                                 -----------------------------------------------------------------
                                                                                                                    CONSOLIDATED
                                                                       WCI                                              WCI
                                                                  COMMUNITIES,      GUARANTOR       ELIMINATING     COMMUNITIES,
                                                                      INC.         SUBSIDIARIES       ENTRIES           INC.
                                                                 --------------- ---------------- --------------- ----------------
Cash flows from operating activities:
    Net income...................................................    $   23,372       $   16,629      $  (16,629)      $   23,372
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
      Depreciation and amortization..............................         3,298            2,544              --            5,842
      Gain on disposal of property and equipment.................          (982)              --              --             (982)
      Earnings from investments in joint ventures,
       net of write-offs.........................................        (1,529)          (1,432)             --           (2,961)
      Contributions to investments in joint ventures, net........           (34)          (8,048)             --           (8,082)
      Equity in earnings in guarantor subsidiaries...............       (16,629)              --          16,629               --
      Distributions from guarantor subsidiaries (contributions to
       parent), net..............................................        11,601          (11,601)             --               --
    Changes in assets and liabilities:
      Restricted cash............................................         5,776           (2,417)             --            3,359
      Contracts and accounts receivable..........................       (37,485)          73,951            (214)          36,252
      Real estate inventories....................................       (33,148)          (3,084)             --          (36,232)
      Investments in amenities...................................          (294)           5,636              --            5,342
      Other assets...............................................        (4,209)          14,252         (23,095)         (13,052)
      Accounts payable and accrued expenses......................       (18,290)           2,791             214          (15,285)
      Customer deposits and other liabilities....................        19,974          (28,308)         14,429            6,095
      Deferred income tax liabilities............................       (17,949)          13,370           7,110            2,531
                                                                 --------------- ---------------- --------------- ----------------
        Net cash (used in) provided by operating activities......       (66,528)          74,283          (1,556)           6,199
                                                                 --------------- ---------------- --------------- ----------------
Cash flows from investing activities:
    (Additions to) reductions on mortgage and notes receivable...        (1,449)             799              --             (650)
    Disposals of (additions to) property and equipment...........         9,647          (15,263)             --           (5,616)
    Proceeds from sale of property and equipment.................         2,677               --              --            2,677
    Payment for purchase of assets of real estate brokerages.....            --           (1,564)             --           (1,564)
                                                                 --------------- ---------------- --------------- ----------------
        Net cash provided by (used in) investing activities......        10,875          (16,028)             --           (5,153)
                                                                  --------------- ---------------- --------------- ----------------
Cash flows from financing activities:
    Net repayments on senior secured credit facilities...........        35,870               --              --           35,870
    Net borrowings (reductions) on mortgages and notes payable...        12,210          (32,898)          1,556          (19,132)
    Net reductions on finance subsidiary debt....................            --          (21,996)             --          (21,996)
    Debt issue costs.............................................        (2,660)              --              --           (2,660)
    Net reductions on community development district
      obligations................................................       (13,085)            (592)             --          (13,677)
    Purchase of Watermark common stock from employees............          (446)              --              --             (446)
                                                                 --------------- ---------------- --------------- ----------------
      Net cash provided by (used in) financing activities........        31,889          (55,486)          1,556          (22,041)
                                                                 --------------- ---------------- --------------- ----------------
Net (decrease) increase in cash and cash equivalents.............       (23,764)           2,769              --          (20,995)

Cash and cash equivalents at beginning of year...................        30,190            3,302              --           33,492
                                                                 --------------- ---------------- --------------- ----------------
Cash and cash equivalents at end of year.........................     $   6,426        $   6,071        $     --       $   12,497
                                                                  ==============  ===============  ==============  ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Total revenues for the three months ended June 30, 2001, increased 44.6% to $234.8 million, from $162.4 million for the comparable period in 2000, primarily due to an increase in homebuilding revenues. Total contribution margin for the three months ended June 30, 2001, increased 32.5% to $71.7 million, from $54.1 million for the comparable period in 2000, primarily due to an increase in homebuilding contribution margin. Income before income taxes and extraordinary item for the three months ended June 30, 2001, increased 36.2% to $31.2 million, from $22.9 million for the comparable period in 2000. Income tax expense increased 35.9% to $12.5 million, from $9.2 million for the comparable period in 2000. The effective income tax rate was 40.1% and 40.2% for the three months ended June 30, 2001 and 2000, respectively. For the three months ended, the Company recognized a $88,000 (net of tax) extraordinary item related to the write-off of unamortized debt issue costs associated with the extinguishments of debt in conjunction with the offering of $100 million in senior subordinated notes. Net income for the three months ended June 30, 2001, increased 35.8% to $18.6 million, from $13.7 million for the comparable period in 2000. The increase in net income was primarily the result of increased homebuilding sales and related contribution margin.

Total revenues for the six months ended June 30, 2001, increased 42.7% to $431.8 million, from $302.5 million for the comparable period in 2000, primarily due to an increase in homebuilding revenues. Total contribution margin for the six months ended June 30, 2001, increased 32.7% to $130.4 million, from $98.3 million for the comparable period in 2000, primarily due to an increase in homebuilding contribution margin. Income before income taxes and extraordinary item for the six months ended June 30, 2001, increased 26.6% to $49.5 million, from $39.1 million for the comparable period in 2000. Income tax expense increased 26.8% to $19.9 million, from $15.7 million for the comparable period in 2000. The effective income tax rate was 40.1% and 40.2% for the six months ended June 30, 2001 and 2000, respectively. For the six months ended, the Company recognized a $2.0 million (net of tax) extraordinary item related to the write-off of unamortized debt issue costs associated with the extinguishments of debt in conjunction with the offering of $250 million and $100 million in senior subordinated notes. Net income for the six months ended June 30, 2001, increased 18.4% to $27.7 million, from $23.4 million for the comparable period in 2000. The increase in net income was primarily the result of increased homebuilding sales and related contribution margin.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES AND SALES

Homebuilding. Total homebuilding revenues increased 88.1% to $189.2 million for the three months ended June 30, 2001 compared to $100.6 million for the same period in 2000. Single- and multi-family homebuilding revenues increased 68.0% to $99.3 million for the three months ended June 30, 2001 compared with $59.1 million for the same period in 2000. The increase in single- and multi-family homebuilding revenues was primarily attributable to a 97 unit or 35.7% increase in the number of homes closed and a 24.0% increase in the average selling price of homes closed to $269,000 in 2001 from $217,000 in 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                                       THREE MONTHS ENDED JUNE 30, 2001        THREE MONTHS ENDED JUNE 30, 2000
                                     ---------------------------------------  --------------------------------------
SINGLE- AND MULTI-FAMILY                                         AVERAGE                                 AVERAGE
 HOMEBUILDING                         NUMBER        VALUE*       PRICE*        NUMBER       VALUE*       PRICE*
----------------------------------  ------------  -----------  ------------  -----------  ------------ ------------
Number of communities with
 active homebuilding at
 period end.......................           17           --            --           16            --           --
Net new contracts.................          482     $151,970       $   315          493      $137,496      $   279
Closed sales......................          369       99,315           269          272        59,138          217
Ending backlog....................        1,141      393,586           345        1,153       306,379          266

------------------------------
* Dollar amounts in thousands.


The increase in closings was a direct result of the larger backlog at the beginning of the second quarter as compared to the beginning of the same quarter in 2000. The increase in the average selling price was primarily attributable to increasing prices in certain of the Company's existing communities that were possible due to strong market demand and an increase in the number of higher-priced units sold.

The value of net new contracts for single- and multi-family homebuilding increased 10.5% to $152.0 million for the three months ended June 30, 2001 compared to $137.5 million for the same period in 2000. The increase in the value of net new contracts was primarily the result of an increase in the average price of homes contracted to $315,000 from $279,000. The increase in the average price was the result of both price increases and sales mix factors such as location, size and product demand.

Mid-rise and high-rise homebuilding revenues increased 116.9% to $89.8 million for the three months ended June 30, 2001 compared to $41.4 million for the same period in 2000.

                                                      FOR THE THREE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                            JUNE 30, 2001                  JUNE 30, 2000
                                                     ----------------------------- ------------------------------
MID-RISE AND HIGH-RISE HOMEBUILDING                      NUMBER         VALUE*         NUMBER          VALUE*
------------------------------------------           -------------- -------------- --------------- --------------
Number of towers under construction.......                       7             --               4             --
Net new contracts.........................                      98      $ 111,839              32      $  24,347
Reported revenues.........................                      --         89,848              --         41,443
Ending backlog............................                      --        303,043              --        110,570

------------------------------
* Dollar amounts in thousands.


The increase in mid-rise and high-rise homebuilding revenues was attributable primarily to an increase in the number of tower residences that qualified for recognition of revenue and the increase in the value of sold units in those towers. The Company delivered tower units or met the requirements for percentage of completion revenue recognition in nine towers in the three months ended June 30, 2001 as compared to five towers in the same period in 2000.

The value of net new contracts for mid-rise and high-rise homebuilding increased 359.4% to $111.8 million for the three months ended June 30, 2001 compared to $24.3 million for the same period in 2000. The increase in net new contracts was primarily the result of an increase in the number of towers that converted from reservation to contract during the period and the increase in the average price of tower units under contract. Three towers converted from reservation to contract in the quarter ended June 30, 2001 compared to none in the same period in 2000. Backlog at June 30, 2001 was $303.0 million or 174.0% higher than the $110.6 million at June 30, 2000. The increase in backlog was due primarily to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the 118.9% increase in the average price of tower units under contract from $594,000 in 2000 to $1.3 million in 2001.

Parcel and lot. Total parcel and lot revenues decreased 52.8% to $12.5 million for the three months ended June 30, 2001 compared to $26.5 million for the same period in 2000. Sales of lots decreased 63.2% to $4.6 million for the three months ended June 30, 2001 compared to $12.5 million for the same period in 2000. The decrease was primarily due to the sell-out of lots in subdivisions located in Bay Colony, Pelican Landing and Heron Bay communities and final phase sell-out in the Harbour Isles community. Sales of residential and commercial parcels for the three months ended June 30, 2001 decreased 44.0% to $7.9 million compared to $14.1 million for the same period in 2000. Sales of residential parcels continued to decrease due to management's decision to hold most developed and undeveloped land inventory for homebuilding purposes and the sell-out of the few residential parcels that were not designated for homebuilding, while commercial parcel sales decreased as a result of fewer available parcels for sale.

Amenity membership and operations. Total amenity membership and operating revenues decreased 20.4% to $12.5 million for the three months ended June 30, 2001 compared to $15.7 million for the same period in 2000. Equity membership revenue decreased 51.0% to $2.5 million for the three months ended June 30, 2001 compared to $5.1 million for the same period in 2000, while membership dues and amenity services revenue decreased 5.7% to $10.0 million from $10.6 million. The decrease in equity membership revenues was primarily the result of the final sell-out of Bay Colony Golf Club memberships and price increases in certain equity club membership programs in 2001. The price increases were introduced due to the high demand. The decrease in operating revenue was attributable primarily to turnover of the Bay Colony Golf Club to its members at the beginning of 2001 and the sale of the Burnt Store marina and restaurant operations in December 2000.

Real estate services and other. Real estate services and other revenues increased 4.6% to $20.6 million for the three months ended June 30, 2001 compared to $19.7 million for the same period in 2000. The increase in revenues was primarily attributable to volume of transactions closed by the real estate brokerage and mortgage banking operations, which was offset by a slight decrease in title and other service revenues.

COSTS, EXPENSE AND CONTRIBUTION MARGIN

Homebuilding. Homebuilding cost of sales increased 65.9% to $130.2 million for the three months ended June 30, 2001 compared to $78.5 million for the same period in 2000. Cost of sales as a percentage of revenue was 68.8% for the three months ended June 30, 2001 compared to 78.1% for the same period in 2000. The decrease in cost of sales percentage was primarily due to the increase in the average sales price of single- and multi-family homes and tower residence units and the Company's ongoing efforts to reduce construction and land development costs and improve operating efficiencies.

Overall, homebuilding contribution margin as a percentage of revenue increased to 31.2% for the three months ended June 30, 2001 compared to 21.9% for the same period in 2000. Contribution margin percentage from single- and multi-family homebuilding increased to 18.6% compared to 11.8% for the same period in 2000, due to a higher average sales price and reduced cost of construction as a percentage

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of revenue. The mid-rise and high-rise homebuilding contribution margin percentage for the three months ended June 30, 2001 increased to 45.2% compared to 36.3% for the same period in 2000 reflecting the greater proportion of higher margin, ultra-luxury towers under construction.

Parcel and lot. The cost of parcel and lot sales increased to 55.9% of related revenue for the three months ended June 30, 2001 compared to 21.4% for the same period in 2000. Total costs of sales increased to $7.0 million for the three months ended June 30, 2001 compared to $5.7 million for the same period in 2000. The decrease in contribution margin percentage to 44.1% for 2001 compared to 78.6% for 2000 was due primarily to the change in mix of parcel sales.

Amenity membership and operations. The amenity cost of sales decreased to $10.3 million for the three months ended June 30, 2001 compared to $12.3 million for the same period in 2000 due primarily to the turnover of the Bay Colony Golf Club to its members in January 2001 and the sale of the Burnt Store marina and restaurant operations in December 2000. The associated contribution margin decreased to 18.0% for the three months ended June 30, 2001 compared to 21.8% for the same period in 2000, primarily due to a decrease in equity membership sales.

Real estate services and other. The real estate services and other costs increased 31.9% to $15.7 million for the three months ended June 30, 2001 compared to $11.9 million for the same period in 2000 due primarily to costs associated with the increased volume of real estate brokerage transactions. Cost as a percentage of related revenues increased to 76.1% in 2001 compared to 60.4% in 2000 due primarily to the increase in costs of brokerage services.

Selling, general and administrative expenses, including real estate taxes, as a percentage of revenues were 11.0% for the three months ended June 30, 2001 compared to 11.9% for the same period in 2000. The increase to $25.8 million for 2001 compared to $19.4 million for 2000 was primarily due to increased wages, benefit costs and administrative expenses associated with the increase in personnel to support the Company's growth and increased sales and marketing expenditures related to newly introduced communities, subdivisions and towers under development.

Interest expense, net of capitalization, increased 29.6% to $12.7 million for the three months ended June 30, 2001 compared to $9.8 million for the same period in 2000. Interest incurred increased $486,000 or 3.2% over the same period due to an increase in average debt outstanding offset by a decrease in the effective borrowing rate. As a percentage of total revenue, interest incurred declined to 6.7% for 2001 compared to 9.4% of total revenue for 2000. Amortization of previously capitalized interest increased by $2.2 million to 1.9% of total revenue for 2001 compared to 1.4% of total revenue for 2000 due to the change in the mix of real estate sold between the two periods. Interest capitalized decreased 4.5% to $8.5 million for 2001 compared to $8.9 million in 2000 due to a change in the mix of properties undergoing active development.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES AND SALES

Homebuilding. Total homebuilding revenues increased 88.7% to $332.8 million for the six months ended June 30, 2001 compared to $176.4 million for the same period in 2000. Single- and multi-family homebuilding revenues increased 56.8% to $164.8 million for the six months ended June 30, 2001 compared with $105.1 million for the same period in 2000. The increase in single- and multi-family homebuilding revenues was primarily attributable to a 119 unit or 24.4% increase in the number of homes closed and a 26.0% increase in the average selling price of homes closed to $271,000 in 2001 from $215,000 in 2000.

                                        SIX MONTHS ENDED JUNE 30, 2001          SIX MONTHS ENDED JUNE 30, 2000
                                   ---------------------------------------- ---------------------------------------
SINGLE- AND MULTI-FAMILY                                         AVERAGE                                 AVERAGE
 HOMEBUILDING                         NUMBER        VALUE*       PRICE*        NUMBER       VALUE*       PRICE*
---------------------------------- ------------- ------------ ------------- ------------ --------------------------
Number of communities with
 active homebuilding at period
 end ..............................          17           --            --           16            --           --
Net new contracts..................         995     $323,003       $   325        1,028      $269,641      $   262
Closed sales.......................         607      164,782           271          488       105,122          215
Ending backlog.....................       1,141      393,586           345        1,153       306,379          266

------------------------------
* Dollar amounts in thousands.


The increase in closings was a direct result of the larger backlog at the beginning of the period as compared to the beginning of the same period in 2000 and increased home sales in newly introduced subdivisions in the Harbour Isles, Pelican Sound and Waterlefe communities. The increase in the average selling price was primarily attributable to increasing prices in certain of the Company's existing communities that were possible due to strong market demand and an increase in the number of higher-priced units sold.

The value of net new contracts for single- and multi-family homebuilding increased 19.8% to $323.0 million for the six months ended June 30, 2001 compared to $269.6 million for the same period in 2000. The increase in the value of net new contracts was primarily the result of an increase in the average price of homes contracted to $325,000 from $262,000. The increase in the average price was the result of both price increases and sales mix factors such as location, size and product demand.

Mid-rise and high-rise homebuilding revenues increased 135.6% to $168.0 million in the six months ended June 30, 2001 compared to $71.3 million for the same period in 2000.


                                                       FOR THE SIX MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                            JUNE 30, 2001                  JUNE 30, 2000
                                                     ----------------------------- ------------------------------
MID-RISE AND HIGH-RISE HOMEBUILDING                      NUMBER         VALUE*         NUMBER          VALUE*
------------------------------------------           -------------- -------------- --------------- --------------
Number of towers under construction ......                       7             --               4             --
Net new contracts.........................                     185      $ 180,318              80      $  59,704
Reported revenues.........................                      --        167,993              --         71,318
Ending backlog............................                      --        303,043              --        110,570

------------------------------
* Dollar amounts in thousands.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The increase in mid-rise and high-rise homebuilding revenues was attributable primarily to an increase in the number of tower residences that qualified for recognition of revenue and an increase in the value of sold units in those towers. The Company delivered tower units or met the requirements for percentage of completion revenue recognition in eleven towers for the six months ended June 30, 2001 compared to nine towers in the same period in 2000.

The value of net new contracts for mid-rise and high-rise homebuilding increased 202.0% to $180.3 million for the six months ended June 30, 2001, compared to $59.7 million for the same period in 2000. The increase in net new contracts was primarily the result of an increase in the number of tower units that converted from reservation to contract during the period and the increase in the average price of tower units under construction. Four towers converted from reservation to contract in the six months ended June 30, 2001 compared to one in the same period in 2000. Backlog at June 30, 2001 was $303.0 million or 174.0% higher than the $110.6 million at June 30, 2000. The increase in backlog was due primarily to the 118.9% increase in the average price of tower units under contract from $594,000 in 2000 to $1.3 million in 2001.

Parcel and lot. Total parcel and lot revenues decreased 49.9% to $28.5 million for the six months ended June 30, 2001 compared to $56.9 million for the same period in 2000. Sales of lots decreased 50.2% to $10.1 million for the six months ended June 30, 2001 compared to $20.3 million for the same period in 2000. The decrease was primarily due to the sell-out of lots in our subdivisions located in Bay Colony, Pelican Landing and Heron Bay communities and final phase sell-out in the Harbour Isles community. Sales of residential parcels decreased 73.8% to $2.7 million for the six months ended June 30, 2001 compared to $10.3 million for the same period in 2000 and sales of commercial parcels decreased 40.1% to $15.7 million compared to $26.2 million for the same period in 2000. Sales of residential parcels continued to decrease due to management's decision to hold most developed and undeveloped land inventory for homebuilding purposes and the sell-out of the few residential parcels that were not designated for homebuilding, while commercial parcel sales decreased as a result of fewer available parcels for sale.

Amenity membership and operations. Total amenity membership and operating revenues decreased 17.4% to $31.8 million for the six months ended June 30, 2001 compared to $38.5 million for the same period in 2000. Equity membership revenues decreased 39.3% to $8.2 million for the six months ended June 30, 2001 compared to $13.5 million for the same period in 2000, while membership dues and amenity services revenue decreased 5.6% to $23.6 million for the six months ended June 30, 2001 compared to $25.0 million for the same period in 2000. The decrease in equity membership revenues was primarily the result of the final sell-out of Bay Colony Golf Club memberships and price increases in certain equity club membership programs in 2001. The price increases were introduced due to the high demand. The decrease in operating revenues was attributable primarily to the turnover of Bay Colony Golf Club to its members at the beginning of 2001 and the sale of the Burnt Store marina and restaurant operations in December 2000.

Real estate services and other. Real estate services and other revenues increased 25.6% to $38.7 million for the six months ended June 30, 2001 compared to $30.8 million for the same period in 2000. The increase in revenues was primarily attributable to a $10.0 million increase in real estate brokerage revenues that was generated by the increased volume of transactions closed by the real estate brokerage

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


operation. The increase in real estate brokerage revenues was primarily the result of establishing four new Prudential Florida WCI Realty offices during the period subsequent to June 30, 2000.

COSTS, EXPENSE AND CONTRIBUTION MARGIN

Homebuilding. Homebuilding cost of sales increased 70.6% to $229.3 million for the six months ended June 30, 2001 compared to $134.4 million for the same period in 2000. Cost of sales as a percentage of revenue was 68.9% for the six months ended June 30, 2001 compared to 76.1% for the same period in 2000. The decrease in cost of sales percentage was primarily due to the increase in the average sales price of single- and multi-family homes and tower residence units and to the Company's ongoing efforts to reduce construction and land development costs and improve operating efficiencies.

Overall, homebuilding contribution margin as a percentage of revenue increased to 31.1% for the six months ended June 30, 2001 compared to 23.9% for the same period in 2000. Contribution margin percentage from single- and multi-family homebuilding increased to 18.2% in 2001 from 13.5% in 2000 due to a higher average sales price and reduced costs of construction and land development as a percentage of related revenue. Contribution margin percentage from mid-rise and high-rise homebuilding increased to 43.7% compared to 39.1% for the same period in 2000 reflecting the greater proportion of higher margin, ultra-luxury towers under construction.

Parcel and lot. The cost of parcel and lot sales increased to 61.1% of related revenue for the six months ended June 30, 2001 compared to 35.5% for the same period in 2000. Total costs of sales decreased to $17.4 million for the six months ended June 30, 2001 compared to $20.2 million for the same period in 2000 due to a decrease in total revenue for the six months ended June 30, 2001. The increase in cost of sales percentage and the associated decrease in contribution margin percentage were due primarily to the change in mix of parcel sales.

Amenity membership and operations. The amenity cost of sales decreased to $24.7 million for the six months ended June 30, 2001 compared to $29.3 million for the same period in 2000 due primarily to the turnover of Bay Colony Golf Club to its members in January 2001 and the sale of the Burnt Store marina and restaurant operations in December 2000. The associated contribution margin decreased to 22.3% for the six months ended June 30, 2001 compared to 23.8% for the same period in 2000, primarily due to a decrease in membership sales.

Real estate services and other. The real estate services and other costs increased 46.6% to $29.9 million for the six months ended June 30, 2001 compared to $20.4 million for the same period in 2000 due to the costs associated with the increased volume of real estate brokerage transactions. Cost as a percentage of related revenues increased to 77.2% in 2001 compared to 66.2% in 2000 due primarily to the 53.5% increase in cost of brokerage services.

Selling, general and administrative expenses, including real estate taxes, as a percentage of revenues were 11.9% for the six months ended June 30, 2001 compared to 11.8% for the same period in 2000. The increase to $51.5 million for 2001 compared to $35.8 million for 2000 was primarily due to increased wages, benefits costs and administrative expenses associated with the increase in personnel to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


support the Company's growth and increased sales and marketing expenditures related to newly introduced communities, subdivisions and towers under development.

Interest expense, net of capitalization, increased 25.9% to $25.3 million for the six months ended June 30, 2001 compared to $20.1 million for the same period in 2000. Interest incurred increased $640,000 or 2.1% over the same period due to an increase in average debt outstanding offset by a decrease in the effective borrowing rate. As a percentage of total revenue, interest incurred declined to 7.1% for 2001 compared to 10.0% of total revenue for 2000. Amortization of previously capitalized interest increased by $4.3 million to 2.0% of total revenue for 2001 compared to 1.4% of total revenue for 2000 due to the change in the mix of real estate sold between the two periods. Interest capitalized decreased 4.8% to $16.0 million for 2001 compared to $16.8 million in 2000 due to a change in the mix of properties undergoing active development.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. The Company finances its land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and public debt. As of June 30, 2001, the Company had cash and cash equivalents of $33.8 million.

Cash flows from operations used $182.3 million for the six months ended June 30, 2001 as compared to cash provided by operations of $6.2 million for the same period in the prior year. Cash flow from operations before net inventory additions and contracts receivable has improved to $66.7 million for the six months ended June 30, 2001 compared to $2.1 million for the comparable period in 2000. Net inventory additions of $139.4 million for the six months ended June 30, 2001 reflect a $103.2 million increase from $36.2 million added in the first six months of 2000 that is primarily related to increased single- and multi-family home inventories that are under contract for delivery during the second half of 2001 and tower inventories that have not yet qualified for revenue recognition. Likewise, the increase in contracts receivable of $109.6 million for the first six months of 2001 compared to a decrease of $40.3 million during the first half of 2000 reflects the substantial increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage of completion revenue recognition. The Company expects real estate inventories will continue to increase as it is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

Investing activities for the six months ended June 30, 2001 included $12.7 million of net additions to property and equipment compared to $4.5 million in the same period in the prior year. For the six months ended June 30, 2001, cash was provided from net mortgage notes receivable collections of $2.8 million compared to cash uses of $650,000 in the same period in 2000. The Company anticipates cash flows used in investing activities will increase with development of current and future amenity operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Financing activities provided cash of $170.3 million for the six months ended June 30, 2001 compared to a cash use of $22.0 million in the same period in 2000. The cash inflow was primarily the result of the issuance of $350 million in senior subordinated notes, proceeds from $37.5 million in borrowings on mortgages and notes payable and net borrowings of $17.4 million on community development district obligations. A portion of the net cash proceeds from the senior subordinated notes were used to repay the outstanding balance of the revolving line of credit, mortgages and notes payable and land repurchase obligations.

The senior secured credit facility allows the Company to borrow and repay up to the maximum amount under the $200 million revolving loan subject to maintaining an adequate collateral borrowing base. As of June 30, 2001, the Company had $193.7 million available for borrowing under the senior secured credit facility and $6.3 million committed pursuant to letters of credit.

The Company intends to use construction loans and customer deposits to construct high-rise towers. After the construction loans are repaid from the proceeds of closings with buyers, remaining proceeds will be available for general use. As of June 30, 2001, the Company had construction loans in place for seven towers with $63.6 million outstanding and $173.4 million of remaining undrawn commitments.

During the course of future operations, the Company plans to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of June 30, 2001, the Company had contracts or options aggregating $121.1 million to acquire approximately 2,027 acres of land that are expected to yield approximately 3,755 residential units. Payments of approximately $43.0 million are expected to be made during 2001 with the balance paid in future years. The Company will incur land development costs for improving overall community infrastructure such as water, sewer, streets and landscaping and for developing the amenity packages such as golf courses. A significant portion of these costs are incurred in the initial phases of a project. The Company has recently commenced development of two new projects, Sun City Center - Fort Myers and Tarpon Bay, with anticipated initial home closings in late 2001 or 2002, and expects to commence development of two other communities this year, Evergrene and Tuscany Reserve, where we anticipate closings to start in 2003.

The Company incurs costs to improve lots and to construct residences for the traditional homebuilding business several months in advance of delivering the home to the buyers and closing the sale. The Company has historically experienced, and in the future expects to continue to experience, variability in results on a quarterly basis. A substantial percentage of homes are targeted towards retirement and second-home buyers who frequently prefer to take ownership of their homes during the fall. Therefore, although new home contracts are obtained throughout the year, a significant portion of single- and multi-family home closings will occur during the fourth calendar quarter. As of June 30, 2001, the Company has 1,141 units in backlog, a substantial portion of which are under construction for delivery during the balance of 2001. Accordingly, the Company expects to incur significant costs in the next few months and receive cash proceeds from the closing of these units later in the year.

The Company has seven towers under construction as of June 30, 2001. In addition, the Company released 11 towers for reservation during the first half of 2001, several of which are expected to commence construction prior to the end of the year. The costs to develop the towers are funded

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


principally by construction loans and customer deposits. In addition, the Company has two towers scheduled to close in the balance of 2001 or early 2002 which will generate significant cash flow after repayment of the related construction loans.

The Company's real estate development is dependent upon the availability of funds to finance current and future development. The Company plans to continue to grow and expects to fund this growth through the generation of cash flow from operations, from the availability of funds under its credit facility and from new construction loans and from future public offerings. The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements to acquire capital assets and land, to develop land improvements and construction activities and to meet any other needs of its business, both on a short- and long-term basis. If the Company does not have sufficient capital resources to fund its development and expansion, projects may be delayed, resulting in possible adverse effects on the Company's results of operations. No assurance can be given as to the terms, availability or cost of any future financing the Company may need. If the Company is at any time unable to service its debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to the Company.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements." Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal factors that could cause the Company's actual results to differ materially from the forward-looking statements include:

- the ability to raise capital and grow the Company's operations on a profitable basis;

-     the ability to compete in the Florida real estate market;

- the ability to obtain necessary permits and approvals for the development of our land;

-     the ability to pay principal and interest on outstanding debt;

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


-     the ability to borrow in the future;

-     availability of cash;

-     adverse legislation or regulation;

-     material increase in labor and material costs;

-     increases in interest rates;

-     the level of consumer confidence;

- the availability and cost of land in desirable areas and ability to expand successfully into these areas;

-     natural disasters;

-     unanticipated litigation or legal proceedings;

-     conditions in the capital, audit and homebuilding markets;

-     the ability to sustain or increase historical revenues and profit margins;
      and

-     the continuation of trends and the general economic conditions.

All forward-looking statements attributable to the Company or any persons acting on behalf of the Company are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materializes, or if underlying assumptions provide incorrect, the Company's actual results may vary materially from those expected, estimated or projected.

The Company undertakes no obligation to update any forward-looking statements in this Report or elsewhere.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are subject to interest rate risk on the variable rate portion of our debt. We hedge a portion of our exposure to changes in interest rates by entering into interest rate swap agreements to lock in a fixed interest rate.

The following table sets forth, as of June 30, 2001, the Company's debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts and weighted average interest rates of the Company's interest rate swaps.


                                        YEAR ENDED DECEMBER 31,
                       ------------------------------------------------------------                            FMV AT
                           2001        2002        2003        2004        2005      THEREAFTER    TOTAL      6/30/01
                       ------------ ----------- ----------- ----------- ----------- ----------- ----------- ------------
Debt:
    Fixed rate.........  $ 1,000     $ 2,250      $   --      $   --      $   --    $350,000    $353,250     $368,125
    Average
      interest
      rate.............    10.58%      10.61%         --          --          --       10.63%      10.62%

    Variable rate......  $22,576     $38,228     $23,873    $255,333      $   --      $   --    $340,010     $340,010
    Average
      interest
      rate.............     6.45%       6.47%       6.55%       6.66%         --          --        6.51%
Interest Rate Swaps:
    Variable to fixed..   $   --    $160,000     $40,000     $50,000      $   --      $   --    $250,000      $(3,447)
    Average pay rate...       --        5.77%       5.70%       5.68%         --          --        5.77%
    Average
      receive
      rate ............   *            *           *           *           *           *           *


----------------
*   90-Day Libor

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         In May 2000, Richard Ahlborg, Carol Ahlborg and other individuals who purchased lots in Pelican Landing filed a lawsuit against the Company in the United States District Court for the Middle District of Florida, Fort Myers Division. The lawsuit seeks class action status and was instituted against the Company and its subsidiary, WCI Realty, Inc. The lawsuit arose out of a preferred builder program under which plaintiffs purchased vacant lots and then contracted with a builder of their choice to construct a residence on their lots. In consideration of the extensive costs incurred by the Company and WCI Realty associated with the marketing, sales and advertising of the community for the benefit of the builders, who participated in the program, these builders were required to pay a marketing fee to WCI Realty based on a percentage of the construction cost of the home. Plaintiffs assert that the Company had an obligation to disclose to them that the preferred builder would pay a marketing fee to the Company. The plaintiffs have demanded unspecified money damages and have alleged, among other things, violation of the federal Racketeering, Influenced and Corrupt Organizations Act and the Real Estate Settlement Procedures Act. Since the Court has not yet ruled on whether to certify this lawsuit as a class, the litigation is still in its early stages. Accordingly, the Company is not able to estimate the range of possible loss. The Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations. The Company has objected to the certification of this lawsuit as a class action. The Company believes it has meritorious defenses and intends to vigorously defend this action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              3.1*  Certificate of Incorporation of WCI Communities, Inc.

              3.2*  By-laws of WCI Communities, Inc.

              4.1* Indenture, dated as of February 20, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $250,000,000 in aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2011.

              4.2* Supplemental Indenture, dated June 8, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York.

              4.3* Form of Specimen Certificate for common stock of WCI Communities, Inc.
              -----------
              * Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-58500)

      (b)   Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WCI COMMUNITIES, INC.

Date: August 13, 2001                      /s/ James P. Dietz
                                           -------------------------
                                           James P. Dietz
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)