Form 10-Q
period 2001-09-30
WCI COMMUNITIES INC
filed 2001-11-05
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-9186

WCI COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2857021 (I.R.S. Employer Identification No.)

24301 Walden Center Drive
Bonita Springs, Florida 34134
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code) (941) 947-2600

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

         Yes         No

The number of shares outstanding of the issuer’s common stock, as of October 31, 2001 was 25,461,549

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended September 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)

Assets

Cash and cash equivalents	$43,909	$55,737

Restricted cash	19,770	15,521

Contracts receivable	324,622	228,742

Mortgage notes and accounts receivable	25,839	33,322

Real estate inventories	818,274	649,007

Investments in amenities	35,106	34,832

Property and equipment	98,696	81,317

Investments in joint ventures	38,896	35,792

Other assets	57,304	46,451

Goodwill and other intangible assets	29,859	32,375

Total assets	$1,492,275	$1,213,096

Liabilities and Shareholders’ Equity

Accounts payable and accrued expenses	$153,211	$146,432

Customer deposits and other liabilities	202,583	170,860

Deferred income tax liabilities	24,552	15,715

Community development district obligations	38,297	26,944

Senior secured credit facility	250,000	289,000

Senior subordinated notes	355,071	—

Mortgages and notes payable	98,165	115,418

Finance subsidiary debt	—	72,495

Subordinated notes, 81% due to related parties	—	57,010

	1,121,879	893,874

Commitments and contingencies
Shareholders’ equity:

Common stock, $.01 par value; 50,000,000 shares authorized, 25,461,549 shares issued and outstanding	254	254

Additional paid-in capital	139,399	139,259

Retained earnings	234,580	180,504

Treasury stock, at cost, 92,173 shares	(795)	(795)

Accumulated other comprehensive loss	(3,042)	—

Total shareholders’ equity	370,396	319,222

Total liabilities and shareholders’ equity	$1,492,275	$1,213,096

The accompanying notes are an integral part of these consolidated financial statements.

WCI COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues

Homebuilding	$238,621	$117,406	$571,396	$293,846

Parcel and lot	2,430	43,135	30,935	99,993

Amenity membership and operations	10,734	11,225	42,552	49,681

Real estate services and other	19,982	12,505	58,663	43,255

Total revenues	271,767	184,271	703,546	486,775

Costs of Sales

Homebuilding	157,071	90,343	386,418	224,695

Parcel and lot	2,061	22,026	19,487	42,202

Amenity membership and operations	9,865	10,905	34,580	40,215

Real estate services and other	15,935	12,094	45,813	32,447

Total costs of sales	184,932	135,368	486,298	339,559

Contribution margin	86,835	48,903	217,248	147,216

Other Expenses

Interest expense, net	14,501	11,120	39,823	31,190

Selling, general, administrative and other	24,188	16,822	72,503	48,751

Real estate taxes, net	1,933	1,144	5,165	5,012

Depreciation	1,731	1,308	3,948	3,155

Amortization of goodwill and intangible assets	913	806	2,740	2,316

Total other expenses	43,266	31,200	124,179	90,424

Income before income taxes and extraordinary item	43,569	17,703	93,069	56,792

Income tax expense	17,183	6,585	37,035	22,302

Income before extraordinary item	26,386	11,118	56,034	34,490

Extraordinary item, net of tax Net loss on debt restructuring	—	—	(1,958)	—

Net income	26,386	11,118	54,076	34,490

Other comprehensive loss, net of tax

Cumulative effect of a change in accounting principle	—	—	(746)	—

Unrealized derivative losses	(925)	—	(2,296)	—

Other comprehensive loss	(925)	—	(3,042)	—

Comprehensive income	$25,461	$11,118	$51,034	$34,490

The accompanying notes are an integral part of these consolidated financial statements.

WCI COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the nine months ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net income	$54,076	$34,490

Adjustments to reconcile net income to net cash used in operating activities:

Net loss on debt restructuring	1,958	—

Depreciation and amortization	6,688	5,471

Amortization of debt issue costs to interest expense	2,923	3,661

Amortization of premium on issuance of senior subordinated notes	(179)	—

Deferred director compensation	140	—

Gain on sale of property and equipment	—	(982)

Earnings from investments in joint ventures	(1,648)	(718)

Contributions to investments in joint ventures	(5,262)	(10,114)

Distributions from investments in joint ventures	3,806	1,632

Real estate inventories:

Additions to real estate inventories	(523,412)	(343,632)

Capitalized interest and real estate taxes	(27,254)	(29,753)

Cost of sales, including amortization of capitalized interest and real estate taxes	381,399	255,553

Changes in assets and liabilities:

Restricted cash	(4,249)	1,393

Contracts receivable	(95,880)	4,160

Accounts receivable	217	(5,850)

Investments in amenities	(274)	5,890

Other assets	(5,068)	(10,154)

Accounts payable and accrued expenses	8,012	(9,046)

Customer deposits and other liabilities	26,770	50,041

Deferred income tax liabilities	10,748	11,020

Net cash used in operating activities	(166,489)	(36,938)

Cash flows from investing activities:

Additions to mortgage notes receivable	(1,261)	(5,275)

Principal reductions on mortgage notes receivable	8,527	4,677

Additions to property and equipment	(21,327)	(8,746)

Proceeds from sale of property and equipment	—	2,677

Payment for purchase of assets of real estate brokerages	—	(4,064)

Net cash used in investing activities	(14,061)	(10,731)

The accompanying notes are an integral part of these consolidated financial statements.

WCI COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	For the nine months ended
	September 30,

	2001	2000

Cash flows from financing activities:

Senior secured credit facility:

Net (repayments) borrowings on revolving line of credit	$(39,000)	$11,730

Borrowing on amortizing term loan	—	50,000

Proceeds from borrowings on mortgages and notes payable	65,752	46,422

Principal reductions on mortgages and notes payable	(83,005)	(50,889)

Proceeds from borrowings on senior subordinated notes	355,250	—

Principal repayments on subordinated notes	(57,010)	—

Proceeds from borrowing on finance subsidiary debt	—	72,495

Principal reduction on finance subsidiary debt	(72,495)	(98,862)

Debt issue costs	(12,123)	(3,999)

Net borrowings on community development district obligations	11,353	1,386

Purchase of treasury stock	—	(446)

Net cash provided by financing activities	168,722	27,837

Net decrease in cash and cash equivalents	(11,828)	(19,832)

Cash and cash equivalents at beginning of year	55,737	33,492

Cash and cash equivalents at end of period	$43,909	$13,660

The accompanying notes are an integral part of these consolidated financial statements.

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands, except share data)

1.	Business Organization

Prior to August 31, 2001, WCI Communities, Inc. (the Company) was a wholly owned subsidiary of Watermark Communities Inc. (Watermark). Watermark was formed in August 1998 to buy, manage, own, develop and sell real estate assets and amenity facilities. On August 31, 2001, Watermark was merged into the Company. At the time of the merger, Watermark’s only significant asset was its investment in the Company. On August 31, 2001, immediately prior to the merger, the Company filed an amendment to its certificate of incorporation that increased the Company’s authorized capital stock from 200,000 shares of common stock, $.01 par value per share, to 50,000,000 shares of common stock, $.01 par value per share. At the time of the merger, each outstanding share of Watermark stock was exchanged for a share of the Company’s common stock. All share and per share amounts give retroactive effect to the merger.

2.	Basis of Presentation

The Company’s consolidated financial statements and notes as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 have been prepared by management without audit by independent certified public accountants and should be read in conjunction with the December 31, 2000 audited financial statements for the year then ended in the Company’s Registration Statement on Form S-4. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The Company historically has experienced and expects to experience variability in quarterly results. The consolidated statement of income and comprehensive income for the nine months ended September 30, 2001 is not necessarily indicative of the results to be expected for the full year.

3.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Implementation of SFAS 141 did not have an effect on the financial statements of the Company. SFAS 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually. SFAS 142 will be effective for the Company’s fiscal year 2002 and is immediately effective for goodwill and intangible assets acquired after June 30, 2001. Management is in the process of evaluating the effect this standard will have on the Company’s financial position and results of operations.

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands, except share data)

In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supercedes SFAS 121 and APB 30. SFAS 144 retains the requirements of SFAS 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 will be effective for the Company’s fiscal year 2002. Management is in the process of evaluating the effect this standard will have on the Company’s financial position and results of operations.

4.	Segment Information

The Company operates in three reportable business segments: homebuilding, parcel and lot, and amenity membership and operations. The homebuilding segment builds and markets single- and multi-family homes and mid-rise and high-rise tower residences. The parcel and lot segment develops and sells land parcels and lots within the Company’s communities primarily to commercial developers and individuals. The amenity membership and operations segment includes the operations and sale of memberships in golf country clubs, marinas, tennis and recreation facilities. The Company’s reportable segments are strategic business operations that offer different products and services. They are managed separately because each business requires different expertise and marketing strategies. Revenues from segments below the quantitative thresholds are primarily attributable to real estate services such as realty brokerage, title company, property management and mortgage banking operations.

Transfers between segments are recorded at cost. The Company evaluates financial performance based on the segment contribution margin. The table below presents information about reported operating income for the three months and nine months ended September 30, 2001 and 2000. Asset information by reportable segment is not presented since the Company does not prepare such information.

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands, except share data)

4.	Segment Information (continued)

Three months ended September 30, 2001

	Homebuilding
				Amenity
	Mid- and	Single- and	Parcel	Membership	All	Segment
	High-rise	Multi-family	and Lot	and Operations	Other	Totals

Revenues	$124,991	$113,630	$2,430	$10,734	$19,821	$271,606

Interest income					217	217

Contribution margin	56,660	24,890	369	869	4,103	86,891

Three months ended September 30, 2000

	Homebuilding
				Amenity
	Mid- and	Single- and	Parcel	Membership	All	Segment
	High-rise	Multi-family	and Lot	and Operations	Other	Totals

Revenues	$44,001	$73,405	$43,135	$11,225	$11,772	$183,538

Interest income					733	733

Contribution margin	15,476	11,587	21,109	320	411	48,903

Nine months ended September 30, 2001

	Homebuilding
				Amenity
	Mid- and	Single- and	Parcel	Membership	All	Segment
	High-rise	Multi-family	and Lot	and Operations	Other	Totals

Revenues	$292,985	$278,411	$30,935	$42,552	$57,855	$702,738

Interest income					866	866

Contribution margin	130,084	54,894	11,448	7,972	12,908	217,306

Nine months ended September 30, 2000

	Homebuilding
				Amenity
	Mid- and	Single- and	Parcel	Membership	All	Segment
	High-rise	Multi-family	and Lot	and Operations	Other	Totals

Revenues	$115,319	$178,527	$99,993	$49,681	$40,206	$483,726

Interest income					1,832	1,832

Contribution margin	43,369	25,782	57,791	9,466	9,591	145,999

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands, except share data)

4.	Segment Information (continued)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue

Total segment revenue	$271,823	$184,271	$703,604	$485,558

(Loss) gain on assets held for investment	(56)	—	(58)	1,217

Consolidated revenue	$271,767	$184,271	$703,546	$486,775

Segment contribution margin	86,891	48,903	217,306	145,999

(Loss) gain on assets held for investment	(56)	—	(58)	1,217

Corporate overhead and costs	26,121	17,966	77,668	53,763

Interest expense, net	14,501	11,120	39,823	31,190

Depreciation and amortization	2,644	2,114	6,688	5,471

Income before income taxes and extraordinary item	$43,569	$17,703	$93,069	$56,792

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	September 30,	December 31,
	2001	2000

Land	$182,813	$173,226

Work in progress:

Land and improvements	262,056	284,493

Tower residences	160,283	35,490

Homes	134,885	68,401

Completed inventories:

Land and improvements	48,551	73,382

Tower residences	11,584	1,274

Homes	18,102	12,741

	$818,274	$649,007

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands, except share data)

6.	Capitalized Interest

The following table is a summary of capitalized and amortized interest.

	As of and for		As of and for
	the three months ended		the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Capitalized interest at beginning of period	$92,344	$74,123	$84,873	$61,506

Interest capitalized	8,104	9,660	24,088	26,483

Interest amortized	(5,014)	(3,636)	(13,527)	(7,842)

Capitalized interest	$95,434	$80,147	$95,434	$80,147

Total interest incurred	16,619	15,968	47,461	46,170

Debt issue cost amortization	972	1,176	2,923	3,661

Interest amortized	5,014	3,636	13,527	7,842

Interest capitalized	(8,104)	(9,660)	(24,088)	(26,483)

Interest expense, net	$14,501	$11,120	$39,823	$31,190

7.	Debt

The Company issued $250,000 of 10.625% senior subordinated notes on February 20, 2001 in a private placement (the Initial Notes). On June 8, 2001, the Company issued an additional $100,000 of 10.625% senior subordinated notes (the Additional Notes, together with the Initial Notes, the Notes) for $105,250, plus accrued interest. Effective June 21, 2001, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission offering to exchange the unregistered Notes for notes registered under the Securities Act of 1933, as amended. The exchange was completed on July 31, 2001. The terms of the registered Notes are substantially identical to the unregistered Notes, except the registered Notes do not contain transfer restrictions. The Notes mature on February 15, 2011. Interest on the Notes is payable semi-annually in arrears on each February 15 and August 15, commencing August 15, 2001. The Notes are subordinated to all existing and future senior debt. The indenture relating to the Notes contains certain financial and operational covenants that under certain circumstances limit the Company’s and its subsidiaries’ ability to, among other items, incur additional debt, pay dividends, repurchase capital stock, and make certain investments.

On August 31, 2001, Financial Resources Group, Inc. (FRG), a wholly owned subsidiary of the Company, entered into a $10,000 warehouse credit facility (Credit Facility) agreement with a commercial bank. The Credit Facility is payable on demand and accrues interest on outstanding advances at FRG’s election of LIBOR plus 2% or the overnight federal funds rate plus 2.15%. The Credit Facility is secured by a blanket first priority lien on all FRG assets, requires the maintenance of an adequate collateral borrowing base and the maintenance of certain financial covenants. At September 30, 2001, no advances were outstanding on the Credit Facility.

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands, except share data)

8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the statutory rate and the effective tax rate follows:

	% of Pre-tax Income
	September 30,

	2001	2000

Statutory rate	35.0	35.0

State income taxes net of federal income tax benefit	3.6	3.6

Goodwill amortization and other	1.2	.7

Effective rate	39.8	39.3

9.	Comprehensive Income and Implementation of SFAS 133

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be measured at fair value and recognized in the balance sheet. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Company does not enter into or hold derivatives for trading or speculative purposes.

The Company’s policy is to designate at a derivative’s inception the specific liabilities being hedged and monitor the derivative to determine if it remains an effective hedge. The effectiveness of a derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item. The Company recognizes gains or losses for amounts received or paid when the underlying transaction settles.

The Company has various interest rate swap agreements totaling $250,000. The swap agreements effectively fix the variable interest rate on approximately $200,000 of the senior secured credit facility. The swap agreements have been designated as cash flow hedges and, accordingly, are reflected at their fair value in the consolidated balance sheet. The related gains or losses are recorded in stockholders’ equity as accumulated other comprehensive loss. The Company accounts for its interest rate swaps using the shortcut method, as described in SFAS 133. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The net effect on the Company’s operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates. In accordance with the transition provisions of SFAS 133, on January 1, 2001, the Company recorded a cumulative-effect type adjustment of $746 (net of tax benefit of $469) in customer deposits and

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands, except share data)

other liabilities and accumulated other comprehensive loss to recognize the fair value of the interest rate swaps. Subsequent to the Company’s adoption of SFAS 133 through September 30, 2001, the liability and accumulated other comprehensive loss increased $2,296 (net of tax benefit of $1,442) to $3,042.

10.	Supplemental Guarantor Information

Obligations to pay principal and interest on the Company’s Notes are guaranteed fully and unconditionally by the Company’s wholly-owned subsidiaries, including its only significant subsidiary, Bay Colony-Gateway, Inc. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. Supplemental consolidating financial information of the Company’s guarantors follows:

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands, except share data)

10.	Supplemental Guarantor Information (continued)

CONSOLIDATING BALANCE SHEET

	September 30, 2001

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Assets

Cash and cash equivalents	$27,103	$16,806	$—	$43,909

Restricted cash	1,860	17,910	—	19,770

Contracts receivable	158,141	166,481	—	324,622

Mortgage notes and accounts receivable	11,886	13,953	—	25,839

Real estate inventories	461,688	356,586	—	818,274

Investments in amenities	21,029	14,077	—	35,106

Property and equipment	39,148	59,548	—	98,696

Investments in joint ventures	8,993	29,903	—	38,896

Investment in guarantor subsidiaries	217,222	—	(217,222)	—

Other assets	257,673	33,309	(233,678)	57,304

Goodwill and other intangible assets	21,912	7,947	—	29,859

Total assets	$1,226,655	$716,520	$(450,900)	$1,492,275

Liabilities and Shareholders’ Equity

Accounts payable and accrued expenses	$70,469	$82,742	$—	$153,211

Customer deposits and other liabilities	108,205	313,523	(219,145)	202,583

Deferred income tax liabilities	28,303	10,782	(14,533)	24,552

Community development district obligations	20,666	17,631	—	38,297

Senior secured credit facility	250,000	—	—	250,000

Senior subordinated notes	355,071	—	—	355,071

Mortgages and notes payable	23,545	74,620	—	98,165

	856,259	499,298	(233,678)	1,121,879

Commitments and contingencies

Shareholders’ equity	370,396	217,222	(217,222)	370,396

Total liabilities and shareholders’ equity	$1,226,655	$716,520	$(450,900)	$1,492,275

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands)

10.	Supplemental Guarantor Information (continued)

CONSOLIDATING BALANCE SHEET

	December 31, 2000

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Assets

Cash and cash equivalents	$49,143	$6,594	$—	$55,737

Restricted cash	1,549	13,972	—	15,521

Contracts receivable	155,882	72,860	—	228,742

Mortgage notes and accounts receivable	17,775	16,439	(892)	33,322

Real estate inventories	405,809	243,198	—	649,007

Investments in amenities	9,849	24,983	—	34,832

Property and equipment	25,513	55,804	—	81,317

Investments in joint ventures	10,712	25,080	—	35,792

Investment in guarantor subsidiaries	192,904	—	(192,904)	—

Investment in parent entities	—	44,572	(44,572)	—

Other assets	118,274	30,336	(102,159)	46,451

Goodwill and other intangible assets	23,263	9,112	—	32,375

Total assets	$1,010,673	$542,950	$(340,527)	$1,213,096

Liabilities and Shareholders’ Equity

Accounts payable and accrued expenses	$105,352	$41,972	$(892)	$146,432

Customer deposits and other liabilities	92,185	173,295	(94,620)	170,860

Deferred income tax liabilities	23,254	—	(7,539)	15,715

Community development district obligations	26,944	—	—	26,944

Senior secured credit facility	289,000	—	—	289,000

Mortgages and notes payable	53,134	62,284	—	115,418

Finance subsidiary debt	—	72,495	—	72,495

Subordinated notes	100,783	—	(43,773)	57,010

	690,652	350,046	(146,824)	893,874

Commitments and contingencies

Shareholders’ equity	320,021	192,904	(193,703)	319,222

Total liabilities and shareholders’ equity	$1,010,673	$542,950	$(340,527)	$1,213,096

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands)

10.	Supplemental Guarantor Information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	For the three months ended September 30, 2001

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Revenues

Homebuilding	$162,754	$75,867	$—	$238,621

Parcel and lot	1,825	605	—	2,430

Amenity membership and operations	2,279	8,455	—	10,734

Real estate services and other	1,254	18,728	—	19,982

Total revenues	168,112	103,655	—	271,767

Costs of Sales

Homebuilding	106,865	50,206	—	157,071

Parcel and lot	1,658	403	—	2,061

Amenity membership and operations	2,536	7,329	—	9,865

Real estate services and other	244	15,691	—	15,935

Total costs of sales	111,303	73,629	—	184,932

Contribution margin	56,809	30,026	—	86,835

Other Expenses

Interest expense, net	15,856	(1,355)	—	14,501

Selling, general, administrative and other	18,950	5,238	—	24,188

Real estate taxes, net	1,171	762	—	1,933

Depreciation	851	880	—	1,731

Amortization of goodwill and intangible assets	450	463	—	913

Total other expenses	37,278	5,988	—	43,266

Income before income taxes and equity in income of guarantor subsidiaries	19,531	24,038	—	43,569

Income tax expense	6,576	10,607	—	17,183

Equity in income of guarantor subsidiaries, net of tax	13,431	—	(13,431)	—

Net Income	$26,386	$13,431	$(13,431)	$26,386

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands)

10.	Supplemental Guarantor Information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	For the three months ended September 30, 2000

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Revenues

Homebuilding	$92,609	$24,797	$—	$117,406

Parcel and lot	33,326	9,809	—	43,135

Amenity membership and operations	2,214	9,011	—	11,225

Real estate services and other	2,810	11,817	(2,122)	12,505

Total revenues	130,959	55,434	(2,122)	184,271

Costs of Sales

Homebuilding	71,137	19,206	—	90,343

Parcel and lot	16,454	5,572	—	22,026

Amenity membership and operations	2,008	8,897	—	10,905

Real estate services and other	1,303	10,791	—	12,094

Total costs of sales	90,902	44,466	—	135,368

Contribution margin	40,057	10,968	(2,122)	48,903

Other Expenses

Interest expense, net	11,666	1,576	(2,122)	11,120

Selling, general, administrative and other	12,151	4,671	—	16,822

Real estate taxes, net	1,527	(383)	—	1,144

Depreciation	897	411	—	1,308

Amortization of goodwill and intangible assets	451	355	—	806

Total other expenses	26,692	6,630	(2,122)	31,200

Income before income taxes and equity in income of guarantor subsidiaries	13,365	4,338	—	17,703

Income tax expense	4,867	1,718	—	6,585

Equity in income of guarantor subsidiaries, net of tax	2,620	—	(2,620)	—

Net income	$11,118	$2,620	$(2,620)	$11,118

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands)

10.	Supplemental Guarantor Information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	For the nine months ended September 30, 2001

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Revenues

Homebuilding	$401,584	$169,812	$—	$571,396

Parcel and lot	14,221	16,714	—	30,935

Amenity membership and operations	11,532	31,020	—	42,552

Real estate services and other	3,922	73,298	(18,557)	58,663

Total revenues	431,259	290,844	(18,557)	703,546

Costs of Sales

Homebuilding	270,949	115,469	—	386,418

Parcel and lot	9,736	9,751	—	19,487

Amenity membership and operations	8,785	25,795	—	34,580

Real estate services and other	551	45,262	—	45,813

Total costs of sales	290,021	196,277	—	486,298

Contribution margin	141,238	94,567	(18,557)	217,248

Other Expenses

Interest expense, net	60,657	(2,277)	(18,557)	39,823

Selling, general, administrative and other	55,335	17,168	—	72,503

Real estate taxes, net	2,633	2,532	—	5,165

Depreciation	2,031	1,917	—	3,948

Amortization of goodwill and intangible assets	1,351	1,389	—	2,740

Total other expenses	122,007	20,729	(18,557)	124,179

Income before income taxes, equity in income of guarantor subsidiaries and extraordinary item	19,231	73,838	—	93,069

Income tax expense	6,974	30,061	—	37,035

Equity in income of guarantor subsidiaries, net of tax	41,819	—	(41,819)	—

Income before extraordinary item	54,076	43,777	(41,819)	56,034

Extraordinary item Net loss on debt restructuring	—	(1,958)	—	(1,958)

Net income	$54,076	$41,819	$(41,819)	$54,076

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands)

10.	Supplemental Guarantor Information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	For the nine months ended September 30, 2000

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Revenues

Homebuilding	$222,854	$70,992	$—	$293,846

Parcel and lot	65,977	34,016	—	99,993

Amenity membership and operations	9,633	40,048	—	49,681

Real estate services and other	6,049	41,267	(4,061)	43,255

Total revenues	304,513	186,323	(4,061)	486,775

Costs of Sales

Homebuilding	172,658	52,037	—	224,695

Parcel and lot	24,364	17,838	—	42,202

Amenity membership and operations	5,895	34,320	—	40,215

Real estate services and other	1,608	30,839	—	32,447

Total costs of sales	204,525	135,034	—	339,559

Contribution margin	99,988	51,289	(4,061)	147,216

Other Expenses

Interest expense, net	30,898	4,353	(4,061)	31,190

Selling, general, administrative and other	38,247	10,504	—	48,751

Real estate taxes, net	2,609	2,403	—	5,012

Depreciation	1,961	1,194	—	3,155

Amortization of goodwill and intangible assets	1,351	965	—	2,316

Total other expenses	75,066	19,419	(4,061)	90,424

Income before income taxes and equity in income of guarantor subsidiaries	24,922	31,870	—	56,792

Income tax expense	9,681	12,621	—	22,302

Equity in income of guarantor subsidiaries, net of tax	19,249	—	(19,249)	—

Net income	$34,490	$19,249	$(19,249)	$34,490

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands)

10.	Supplemental Guarantor Information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2001

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:

Net income	$54,076	$41,819	$(41,819)	$54,076

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	5,866	3,566	—	9,432

Net loss on debt restructuring	—	1,958	—	1,958

Other	140	—	—	140

Losses (earnings) from investments in joint ventures	129	(1,777)	—	(1,648)

Distributions from (contributions to) investments in joint ventures, net	1,590	(3,046)	—	(1,456)

Equity in earnings of guarantor subsidiaries	(41,819)	—	41,819	—

Distributions from guarantor subsidiaries (contributions to parent), net	17,501	(17,501)	—	—

Repayment of investments in parent entities	—	44,572	(44,572)	—

Changes in assets and liabilities:

Restricted cash	(311)	(3,938)	—	(4,249)

Contracts and accounts receivable	(2,377)	(92,394)	(892)	(95,663)

Real estate inventories	(55,879)	(113,388)	—	(169,267)

Investments in amenities	(11,180)	10,906	—	(274)

Other assets	(130,738)	(6,648)	132,318	(5,068)

Accounts payable and accrued expenses	(34,883)	42,003	892	8,012

Customer deposits and other liabilities	11,067	140,228	(124,525)	26,770

Deferred income tax liabilities	6,960	10,782	(6,994)	10,748

Net cash (used in) provided by operating activities	(179,858)	57,142	(43,773)	(166,489)

Cash flows from investing activities:

Principal reductions on mortgages and notes receivable	6,007	1,259	—	7,266

Additions to property and equipment	(15,666)	(5,661)	—	(21,327)

Net cash used in investing activities	(9,659)	(4,402)	—	(14,061)

Cash flows from financing activities:

Net repayments on senior secured credit facility	(39,000)	—	—	(39,000)

Net (reductions) borrowings on mortgages and notes payable	(29,589)	12,336	—	(17,253)

Proceeds from borrowings on senior subordinated notes	355,250	—	—	355,250

Principal repayments on subordinated notes	(100,783)	—	43,773	(57,010)

Principal reductions on finance subsidiary debt	—	(72,495)	—	(72,495)

Debt issue costs	(12,123)	—	—	(12,123)

Net (reductions) borrowings on community development district obligations	(6,278)	17,631	—	11,353

Net cash provided by (used in) financing activities	167,477	(42,528)	43,773	168,722

Net (decrease) increase in cash and cash equivalents	(22,040)	10,212	—	(11,828)

Cash and cash equivalents at beginning of year	49,143	6,594	—	55,737

Cash and cash equivalents at end of year	$27,103	$16,806	$—	$43,909

WCI COMMUNITIES, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(dollars in thousands)

10.	Supplemental Guarantor Information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2000

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:

Net income	$34,490	$19,249	$(19,249)	$34,490

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	5,335	3,797	—	9,132

Gain on disposal of property and equipment	(982)	—	—	(982)

(Earnings) losses from investments in joint ventures	(2,464)	1,746	—	(718)

Contributions to investments in joint ventures, net	(33)	(8,449)	—	(8,482)

Equity in earnings in guarantor subsidiaries	(19,249)	—	19,249	—

Distributions from guarantor subsidiaries (contributions to parent), net	12,172	(12,172)	—	—

Changes in assets and liabilities:

Restricted cash	5,678	(4,285)	—	1,393

Contracts and accounts receivable	(63,177)	62,267	(780)	(1,690)

Real estate inventories	(72,733)	(45,099)	—	(117,832)

Investments in amenities	(604)	6,494	—	5,890

Other assets	(37,511)	13,491	13,866	(10,154)

Accounts payable and accrued expenses	(9,568)	(258)	780	(9,046)

Customer deposits and other liabilities	49,229	23,345	(22,533)	50,041

Deferred income tax liabilities	(17,949)	21,858	7,111	11,020

Net cash (used in) provided by operating activities	(117,366)	81,984	(1,556)	(36,938)

Cash flows from investing activities:

(Additions to) reductions on mortgage and notes receivable	(1,408)	810	—	(598)

Disposals of (additions to) property and equipment	8,750	(17,496)	—	(8,746)

Proceeds from sale of property and equipment	2,677	—	—	2,677

Payment for purchase of assets of real estate brokerages	—	(4,064)	—	(4,064)

Net cash provided by (used in) investing activities	10,019	(20,750)	—	(10,731)

Cash flows from financing activities:

Net borrowings on senior secured credit facility	61,730	—	—	61,730

Net borrowings (reductions) on mortgages and notes payable	22,263	(28,286)	1,556	(4,467)

Net reductions on finance subsidiary debt	—	(26,367)	—	(26,367)

Debt issue costs	(2,676)	(1,323)	—	(3,999)

Net borrowings (reductions) on community development district obligations	2,034	(648)	—	1,386

Purchase of treasury stock	(446)	—	—	(446)

Net cash provided by (used in) financing activities	82,905	(56,624)	1,556	27,837

Net (decrease) increase in cash and cash equivalents	(24,442)	4,610	—	(19,832)

Cash and cash equivalents at beginning of year	30,190	3,302	—	33,492

Cash and cash equivalents at end of year	$5,748	$7,912	$—	$13,660

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Total revenues for the three months ended September 30, 2001, increased 47.5% to $271.8 million, from $184.3 million for the comparable period in 2000, primarily due to an increase in homebuilding revenues. Total contribution margin for the three months ended September 30, 2001, increased 77.5% to $86.8 million, from $48.9 million for the comparable period in 2000, primarily due to an increase in homebuilding contribution margin. Income before income taxes for the three months ended September 30, 2001, increased 146.3% to $43.6 million, from $17.7 million for the comparable period in 2000. Income tax expense increased 160.6% to $17.2 million, from $6.6 million for the comparable period in 2000. The effective income tax rate was 39.4% and 37.2% for the three months ended September 30, 2001 and 2000, respectively. Net income for the three months ended September 30, 2001, increased 137.8% to $26.4 million, from $11.1 million for the comparable period in 2000. The increase in net income was primarily the result of increased homebuilding revenue and related contribution margin.

Total revenues for the nine months ended September 30, 2001, increased 44.5% to $703.5 million, from $486.8 million for the comparable period in 2000, primarily due to an increase in homebuilding revenues. Total contribution margin for the nine months ended September 30, 2001, increased 47.6% to $217.2 million, from $147.2 million for the comparable period in 2000, primarily due to an increase in homebuilding contribution margin. Income before income taxes and extraordinary item for the nine months ended September 30, 2001, increased 63.9% to $93.1 million, from $56.8 million for the comparable period in 2000. Income tax expense increased 65.9% to $37.0 million, from $22.3 million for the comparable period in 2000. The effective income tax rate was 39.8% and 39.3% for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, the Company recognized a $2.0 million (net of tax) extraordinary item related to the write-off of unamortized debt issue costs associated with the debt restructuring in conjunction with the offering of $250 million and $100 million in senior subordinated notes. Net income for the nine months ended September 30, 2001, increased 56.8% to $54.1 million, from $34.5 million for the comparable period in 2000. The increase in net income was primarily the result of increased homebuilding revenue and related contribution margin.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Revenues and Sales

Homebuilding. Total homebuilding revenues increased 103.2% to $238.6 million for the three months ended September 30, 2001 compared to $117.4 million for the same period in 2000. Single- and multi-family homebuilding revenues increased 54.8% to $113.6 million for the three months ended September 30, 2001 compared with $73.4 million for the same period in 2000. The increase in single- and multi-family homebuilding revenues was primarily attributable to a 56 unit or 16.9% increase in the number of homes closed and a 32.4% increase in the average selling price of homes closed to $294,000 in 2001 from $222,000 in 2000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Three months ended September 30, 2001			Three months ended September 30, 2000

			Average			Average
Single- and multi-family homebuilding	Number	Value*	Price*	Number	Value*	Price*

Number of communities with active homebuilding at period end	15	—	—	16	—	—

Net new contracts	361	$118,675	$329	357	$97,767	$274

Closed sales	387	113,630	294	331	73,405	222

Ending backlog	1,115	398,632	358	1,179	330,740	281

*	Dollar amounts in thousands.

The increase in closings was primarily the result of an increase in the number of inventory homes that were both contracted and closed within the third quarter 2001 as compared to the same period in 2000. The increase in the average selling price was primarily attributable to increasing prices in certain of the Company’s existing communities that were possible due to strong market demand and an increase in the number of higher-priced units sold.

The value of net new contracts for single- and multi-family homebuilding increased 21.4% to $118.7 million for the three months ended September 30, 2001 compared to $97.8 million for the same period in 2000. The increase in the value of net new contracts was primarily the result of an increase in the average price of homes contracted to $329,000 from $274,000. The increase in the average price was primarily the result of both price increases and sales mix factors such as home location, size and community appeal.

Mid-rise and high-rise homebuilding revenues increased 184.1% to $125.0 million for the three months ended September 30, 2001 compared to $44.0 million for the same period in 2000.

	For the three months ended		For the three months ended
	September 30, 2001		September 30, 2000

Mid-rise and high-rise homebuilding	Number	Value*	Number	Value*

Number of towers under construction	11	—	10	—

Net new contracts	224	$304,139	181	$299,589

Reported revenues	—	124,991	—	44,001

Ending backlog	—	482,190	—	366,158

*	Dollar amounts in thousands.

The increase in mid-rise and high-rise homebuilding revenues was attributable primarily to an increase in the number of tower residences that qualified for recognition of revenue and the increase in the value of sold units in those towers. The Company delivered tower units or met the requirements for percentage of completion revenue recognition in eleven towers in the three months ended September 30, 2001 as compared to seven towers in the same period in 2000.

The value of net new contracts for mid-rise and high-rise homebuilding increased 1.5% to $304.1 million for the three months ended September 30, 2001 compared to $299.6 million for the same period in 2000. The increase in net new contracts was primarily the result of an increase in the number of towers that converted from reservation to contract during the period. Four towers converted from reservation to contract in the quarter ended September 30, 2001 compared to three in the same period in 2000. Backlog at September 30, 2001 was $482.2 million or 31.7% higher than the $366.2 million at September 30, 2000. The increase in backlog was due primarily to the 16.7% increase in the average price of total tower units under contract to $1.4 million in 2001 from $1.2 million in 2000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Parcel and lot. Total parcel and lot revenues decreased 94.4% to $2.4 million for the three months ended September 30, 2001 compared to $43.1 million for the same period in 2000. Sales of lots decreased 88.2% to $1.8 million for the three months ended September 30, 2001 compared to $15.3 million for the same period in 2000. The decrease was primarily due to the sell-out of lots in subdivisions located in Bay Colony, Pelican Landing and Heron Bay communities and the near sell-out of lots in the final phase of the Harbour Isles community. Sales of residential and commercial parcels for the three months ended September 30, 2001 decreased 97.5% to $660,000 compared to $27.8 million for the same period in 2000. Sales of residential parcels continued to decrease due to management’s decision to hold most developed and undeveloped land inventory for homebuilding purposes and the sell-out of the few residential parcels that were not designated for homebuilding, while commercial parcel sales decreased primarily as a result of fewer available parcels for sale.

Amenity membership and operations. Total amenity membership and operating revenues decreased 4.5% to $10.7 million for the three months ended September 30, 2001 compared to $11.2 million for the same period in 2000. Equity membership revenue increased slightly to $3.1 million for the three months ended September 30, 2001 compared to $3.0 million for the same period in 2000, while membership dues and amenity services revenue decreased 7.3% to $7.6 million from $8.2 million. The decrease in operating revenue was attributable primarily to turnover of the Bay Colony Golf Club to its members at the beginning of 2001 and the sale of the Burnt Store marina and restaurant operations in December 2000.

Real estate services and other. Real estate services and other revenues increased 60.0% to $20.0 million for the three months ended September 30, 2001 compared to $12.5 million for the same period in 2000. The increase in revenues was primarily attributable to a $3.4 million increase in real estate brokerage revenues that was generated by the increased volume of transactions closed by the real estate brokerage operations and an increase in equity in earnings of joint ventures for the three months ended September 30, 2001 compared to the same period in 2000.

Costs, Expense and Contribution Margin

Homebuilding. Homebuilding cost of sales increased 74.0% to $157.1 million for the three months ended September 30, 2001 compared to $90.3 million for the same period in 2000. Cost of sales as a percentage of revenue was 65.8% for the three months ended September 30, 2001 compared to 76.9% for the same period in 2000. The decrease in cost of sales percentage was primarily due to the increase in the average sales price of single- and multi-family homes and tower residence units and the Company’s ongoing efforts to reduce construction and land development costs and improve operating efficiencies.

Overall, homebuilding contribution margin as a percentage of revenue increased to 34.2% for the three months ended September 30, 2001 compared to 23.1% for the same period in 2000. Contribution margin percentage from single- and multi-family homebuilding increased to 21.9% compared to 15.8% for the same period in 2000, due primarily to a higher average sales price and reduced cost of construction as a percentage of revenue. The mid-rise and high-rise homebuilding contribution margin percentage for the three months ended September 30, 2001 increased to 45.3% compared to 35.2% for the same period in 2000 reflecting the greater proportion of higher margin, ultra-luxury towers under construction.

Parcel and lot. The cost of parcel and lot sales increased to 84.8% of related revenue for the three months ended September 30, 2001 compared to 51.1% for the same period in 2000. Total costs of sales decreased to $2.1 million for the three months ended September 30, 2001 compared to $22.0 million for the same period in 2000. The decrease in contribution margin percentage to 15.2% for 2001 compared to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

48.9% for 2000 was due primarily to the change in mix of parcel and lot sales closed in the respective periods.

Amenity membership and operations. The amenity cost of sales decreased to $9.9 million for the three months ended September 30, 2001 compared to $10.9 million for the same period in 2000 due primarily to the turnover of the Bay Colony Golf Club to its members in January 2001 and the sale of the Burnt Store marina and restaurant operations in December 2000. The associated contribution margin increased to 8.1% for the three months ended September 30, 2001 compared to 2.9% for the same period in 2000, due primarily to an increase in membership sales at higher margin equity clubs.

Real estate services and other. The real estate services and other costs increased 31.4% to $15.9 million for the three months ended September 30, 2001 compared to $12.1 million for the same period in 2000 due primarily to costs associated with the increased volume of real estate brokerage transactions. The associated contribution margin increased to 20.3% for the three months ended September 30, 2001 compared to 3.3% for the same period in 2000, due primarily to an increase in real estate brokerage and mortgage banking contribution margins. The increase in real estate brokerage contribution margin is primarily the result of growth in volume of transactions and production per agent. The increase in mortgage banking contribution margin is primarily the result of increased refinancing and purchase mortgage closings with non-WCI customers.

Selling, general and administrative expenses, including real estate taxes, as a percentage of revenues were 9.6% for the three months ended September 30, 2001 compared to 9.7% for the same period in 2000. The increase to $26.1 million for 2001 compared to $18.0 million for 2000 was primarily due to increased wages, benefit costs and administrative expenses associated with the increase in personnel to support the Company’s growth and increased sales and marketing expenditures related to newly introduced communities, subdivisions and towers under development.

Interest expense, net of capitalization, increased 30.6% to $14.5 million for the three months ended September 30, 2001 compared to $11.1 million for the same period in 2000. Interest incurred increased 3.8% to $16.6 million for the three months ended September 30, 2001 compared to $16.0 million for the same period in 2000. The increase is the result of an increase in average debt outstanding offset by a decrease in the effective borrowing rate. As a percentage of total revenue, interest incurred declined to 6.1% for 2001 compared to 8.7% of total revenue for 2000. Amortization of previously capitalized interest increased by $1.4 million to 1.8% of total revenue for 2001 compared to 2.0% of total revenue for 2000 due primarily to the change in the mix of real estate sold between the two periods. Interest capitalized decreased 16.5% to $8.1 million for 2001 compared to $9.7 million in 2000 due primarily to a change in the mix of properties undergoing active development.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Revenues and Sales

Homebuilding. Total homebuilding revenues increased 94.5% to $571.4 million for the nine months ended September 30, 2001 compared to $293.8 million for the same period in 2000. Single- and multi-family homebuilding revenues increased 56.0% to $278.4 million for the nine months ended September 30, 2001 compared with $178.5 million for the same period in 2000. The increase in single- and multi-family homebuilding revenues was primarily attributable to a 175 unit or 21.4% increase in the number of homes closed and a 28.5% increase in the average selling price of homes closed to $280,000 in 2001 from $218,000 in 2000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Nine months ended September 30, 2001			Nine months ended September 30, 2000

			Average			Average
Single- and multi-family homebuilding	Number	Value*	Price*	Number	Value*	Price*

Number of communities with active homebuilding at period end	15	—	—	16	—	—

Net new contracts	1,356	$441,678	$326	1,385	$367,407	$265

Closed sales	994	278,411	280	819	178,527	218

Ending backlog	1,115	398,632	358	1,179	330,740	281

*	Dollar amounts in thousands.

The increase in closings was a direct result of the larger backlog at the beginning of the period as compared to the beginning of the same period in 2000 and increased home sales in newly introduced subdivisions in the Harbour Isles, Pelican Sound and Waterlefe communities. The increase in the average selling price was primarily attributable to increasing prices in certain of the Company’s existing communities that were possible due to strong market demand and an increase in the number of higher-priced units sold.

The value of net new contracts for single- and multi-family homebuilding increased 20.2% to $441.7 million for the nine months ended September 30, 2001 compared to $367.4 million for the same period in 2000. The increase in the value of net new contracts was primarily the result of an increase in the average price of homes contracted to $326,000 from $265,000. The increase in the average price was primarily the result of both price increases and sales mix factors such as home location, size and community appeal.

Mid-rise and high-rise homebuilding revenues increased 154.1% to $293.0 million in the nine months ended September 30, 2001 compared to $115.3 million for the same period in 2000.

	For the nine months ended		For the nine months ended
	September 30, 2001		September 30, 2000

Mid-rise and high-rise homebuilding	Number	Value*	Number	Value*

Number of towers under construction	11	—	10	—

Net new contracts	409	$484,457	261	$359,293

Reported revenues	—	292,985	—	115,319

Ending backlog	—	482,190	—	366,158

*	Dollar amounts in thousands.

The increase in mid-rise and high-rise homebuilding revenues was attributable primarily to an increase in the number of tower residences that qualified for recognition of revenue and an increase in the value of sold units in those towers. The Company delivered tower units or met the requirements for percentage of completion revenue recognition in 13 towers for the nine months ended September 30, 2001 compared to 11 towers in the same period in 2000.

The value of net new contracts for mid-rise and high-rise homebuilding increased 34.8% to $484.5 million for the nine months ended September 30, 2001, compared to $359.3 million for the same period in 2000. The increase in net new contracts was primarily the result of an increase in the number of tower units that converted from reservation to contract during the period. Eight towers converted from reservation to contract in the nine months ended September 30, 2001 compared to five in the same period in 2000. Backlog at September 30, 2001 was $482.2 million or 31.7% higher than the $366.2 million at

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

September 30, 2000. The increase in backlog was due primarily to the 16.7% increase in the average price of total tower units under contract from $1.2 million in 2000 to $1.4 million in 2001.

Parcel and lot. Total parcel and lot revenues decreased 69.1% to $30.9 million for the nine months ended September 30, 2001 compared to $100.0 million for the same period in 2000. Sales of lots decreased 66.9% to $11.8 million for the nine months ended September 30, 2001 compared to $35.7 million for the same period in 2000. The decrease was primarily due to the sell-out of lots in our subdivisions located in Bay Colony, Pelican Landing and Heron Bay communities and the near sell-out of lots in the final phase of the Harbour Isles community. Sales of residential and commercial parcels decreased 70.3% to $19.1 million for the nine months ended September 30, 2001 compared to $64.3 million for the same period in 2000. Sales of residential parcels continued to decrease due primarily to management’s decision to hold most developed and undeveloped land inventory for homebuilding purposes and the sell-out of the few residential parcels that were not designated for homebuilding, while commercial parcel sales decreased primarily as a result of fewer available parcels for sale.

Amenity membership and operations. Total amenity membership and operating revenues decreased 14.3% to $42.6 million for the nine months ended September 30, 2001 compared to $49.7 million for the same period in 2000. Equity membership revenues decreased 31.5% to $11.3 million for the nine months ended September 30, 2001 compared to $16.5 million for the same period in 2000, while membership dues and amenity services revenue decreased 6.0% to $31.2 million for the nine months ended September 30, 2001 compared to $33.2 million for the same period in 2000. The decrease in equity membership revenues was primarily the result of the final sell-out of Bay Colony Golf Club memberships which was offset by price increases in certain equity club membership programs in 2001 and an increase in equity membership revenues at the Colony Golf Club. The decrease in operating revenues was attributable primarily to the turnover of Bay Colony Golf Club to its members at the beginning of 2001 and the sale of the Burnt Store marina and restaurant operations in December 2000.

Real estate services and other. Real estate services and other revenues increased 35.6% to $58.7 million for the nine months ended September 30, 2001 compared to $43.3 million for the same period in 2000. The increase in revenues was primarily attributable to a $13.4 million increase in real estate brokerage revenues that was generated by the increased volume of transactions closed by the real estate brokerage operation. The increase in real estate brokerage transactions was primarily the result of establishing additional Prudential Florida WCI Realty offices during the period subsequent to September 30, 2000.

Costs, Expense and Contribution Margin

Homebuilding. Homebuilding cost of sales increased 72.0% to $386.4 million for the nine months ended September 30, 2001 compared to $224.7 million for the same period in 2000. Cost of sales as a percentage of revenue was 67.6% for the nine months ended September 30, 2001 compared to 76.5% for the same period in 2000. The decrease in cost of sales percentage was primarily due to the increase in the average sales price of single- and multi-family homes and tower residence units and the Company’s ongoing efforts to reduce construction and land development costs and improve operating efficiencies.

Overall, homebuilding contribution margin as a percentage of revenue increased to 32.4% for the nine months ended September 30, 2001 compared to 23.5% for the same period in 2000. Contribution margin percentage from single- and multi-family homebuilding increased to 19.7% in 2001 from 14.4% in 2000 due primarily to a higher average sales price and reduced costs of construction and land development as a percentage of related revenue. Contribution margin percentage from mid-rise and high-rise

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

homebuilding increased to 44.4% compared to 37.6% for the same period in 2000 reflecting the greater proportion of higher margin, ultra-luxury towers under construction.

Parcel and lot. The cost of parcel and lot sales increased to 63.0% of related revenue for the nine months ended September 30, 2001 compared to 42.2% for the same period in 2000. Total costs of sales decreased to $19.5 million for the nine months ended September 30, 2001 compared to $42.2 million for the same period in 2000 due primarily to a decrease in total revenue for the nine months ended September 30, 2001. The increase in cost of sales percentage and the associated decrease in contribution margin percentage were due primarily to the change in mix of parcel and lot sales closed in the respective periods.

Amenity membership and operations. The amenity cost of sales decreased to $34.6 million for the nine months ended September 30, 2001 compared to $40.2 million for the same period in 2000 due primarily to the turnover of Bay Colony Golf Club to its members in January 2001 and the sale of the Burnt Store marina and restaurant operations in December 2000. The associated contribution margin decreased to 18.7% for the nine months ended September 30, 2001 compared to 19.1% for the same period in 2000, primarily due to an increase in the lower margin amenity operations as a percentage of the total amenity membership and operations contribution margin for the respective periods.

Real estate services and other. The real estate services and other costs increased 41.4% to $45.8 million for the nine months ended September 30, 2001 compared to $32.4 million for the same period in 2000 due primarily to the costs associated with the increased volume of real estate brokerage transactions. The associated contribution margin decreased to 21.9% for the nine months ended September 30, 2001 compared to 25.0% for the same period in 2000, primarily due to an increase in the lower margin real estate brokerage operations compared to the combined real estate services and other operations for the respective periods.

Selling, general and administrative expenses, including real estate taxes, as a percentage of revenues were 11.0% for the nine months ended September 30, 2001 and was unchanged compared to the same period in 2000. The increase to $77.7 million for 2001 compared to $53.8 million for 2000 was primarily due to increased wages, benefits costs and administrative expenses associated with the increase in personnel to support the Company’s growth and increased sales and marketing expenditures related to newly introduced communities, subdivisions and towers under development.

Interest expense, net of capitalization, increased 27.6% to $39.8 million for the nine months ended September 30, 2001 compared to $31.2 million for the same period in 2000. Interest incurred increased 2.8% to $47.5 million for the nine months ended September 30, 2001 compared to $46.2 million for the same period in 2000. The increase is primarily the result of an increase in average debt outstanding offset by a decrease in the effective borrowing rate. As a percentage of total revenue, interest incurred declined to 6.7% for 2001 compared to 9.5% of total revenue for 2000. Amortization of previously capitalized interest increased by $5.7 million to 1.9% of total revenue for 2001 compared to 1.6% of total revenue for 2000 due to the change in the mix of real estate sold between the two periods. Interest capitalized decreased 9.1% to $24.1 million for 2001 compared to $26.5 million in 2000 due primarily to a change in the mix of properties undergoing active development.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. The Company finances its land acquisitions, land improvements, homebuilding,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

development and construction activities from internally generated funds, credit agreements with financial institutions and public debt. As of September 30, 2001, the Company had cash and cash equivalents of $43.9 million.

Cash flows from operations used $166.5 million for the nine months ended September 30, 2001 as compared to $36.9 million for the same period in the prior year. Cash flow from operations before net inventory additions and contracts receivable has improved to $98.7 million for the nine months ended September 30, 2001 compared to $76.7 million for the comparable period in 2000. Net inventory additions increased to $169.3 million for the nine months ended September 30, 2001 compared to $117.8 million added in the first nine months of 2000. The $51.5 million increase is primarily related to increased single- and multi-family home inventories that are under contract for delivery during the next six months and, to a lesser degree, tower inventories that have not yet qualified for revenue recognition and land acquisitions. Land acquisitions for the nine months ended September 30, 2001 and 2000 totaled approximately $74.0 million and $63.0 million, respectively. Likewise, the increase in contracts receivable of $95.9 million for the first nine months of 2001 compared to a decrease of $4.2 million during the first nine months of 2000 reflects the substantial increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage of completion revenue recognition. The Company expects real estate inventories will continue to increase as it is currently negotiating and searching for additional opportunities to obtain control of land for future communities.

Investing activities for the nine months ended September 30, 2001 included $21.3 million of net additions to property and equipment compared to $6.1 million in the same period in the prior year. For the nine months ended September 30, 2001, cash was provided from net mortgage notes receivable collections of $7.3 million compared to cash uses of $598,000 in the same period in 2000. The Company anticipates cash flows used in investing activities will increase with development of current and future amenity operations.

Financing activities provided cash of $168.7 million for the nine months ended September 30, 2001 compared to cash provided of $27.8 million in the same period in 2000. The cash inflow was primarily the result of the issuance of $350 million in senior subordinated notes, repayments of $197.9 million for mortgages and notes payable, revolving line of credit, subordinated notes, finance subsidiary debt, debt issue costs associated with borrowings and net borrowings of $11.4 million on community development district obligations. A portion of the net cash proceeds from the senior subordinated notes were used to repay the outstanding balance of the revolving line of credit, mortgages and notes payable and land repurchase obligations.

The senior secured credit facility allows the Company to borrow and repay up to the maximum amount under the $200 million revolving loan subject to maintaining an adequate collateral borrowing base. As of September 30, 2001, the Company had $193.7 million available for borrowing under the senior secured credit facility and $6.3 million committed pursuant to letters of credit.

The Company released 11 towers for reservation during the first nine months of 2001, of which five are expected to commence construction prior to the end of the year and the remaining in 2002. The Company intends to use construction loans and customer deposits to construct high-rise towers. After the construction loans are repaid from the proceeds of closings with buyers, remaining proceeds will be available for general use. As of September 30, 2001, the Company had construction loans in place for six towers with $68.7 million outstanding and $124.9 million of remaining undrawn commitments. In

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

addition, the Company has three towers scheduled to close in the balance of 2001 or early 2002 which will generate significant cash flow after repayment of the related construction loans.

During the course of future operations, the Company plans to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of September 30, 2001, the Company had contracts or options aggregating $111.1 million to acquire approximately 2,259 acres of land that are expected to yield approximately 4,000 residential units. Payments of approximately $3.4 million are expected to be made during 2001 with the balance paid in future years. The Company will incur land development costs for improving overall community infrastructure such as water, sewer, streets and landscaping and for developing the amenity packages such as golf courses, marinas and club facilities. A significant portion of these costs are incurred in the initial phases of a project. The Company has recently commenced development of two new projects, Sun City Center – Fort Myers and Tarpon Bay, with anticipated initial home closings in late 2001 or 2002, and expects to commence development of two other communities this year, Evergrene and Tuscany Reserve, where we anticipate closings to start in 2003.

The Company incurs costs to improve lots and to construct residences for the traditional homebuilding business several months in advance of delivering the home to the buyers and closing the sale. The Company has historically experienced, and in the future expects to continue to experience, variability in results on a quarterly basis. A substantial percentage of homes are targeted towards retirement and second-home buyers who frequently prefer to take ownership of their homes during the fall. Therefore, although new home contracts are obtained throughout the year, a significant portion of single- and multi-family home closings will occur during the fourth calendar quarter. As of September 30, 2001, the Company has 1,115 units in backlog, a substantial portion of which are under construction for delivery during the balance of 2001. Accordingly, the Company expects to incur significant costs in the next few months and receive cash proceeds from the closing of these units later in the year.

The Company’s real estate development is dependent upon the availability of funds to finance current and future development. The Company plans to continue to grow and expects to fund this growth through the generation of cash flow from operations, from the availability of funds under its credit facility and from new construction loans and from future public offerings. The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements to acquire capital assets and land, to develop land improvements and construction activities and to meet any other needs of its business, both on a short- and long-term basis. If the Company does not have sufficient capital resources to fund its development and expansion, projects may be delayed, resulting in possible adverse effects on the Company’s results of operations. No assurance can be given as to the terms, availability or cost of any future financing the Company may need. If the Company is at any time unable to service its debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to the Company. Furthermore, as a result of the September 11, 2001 terrorist attacks in New York, Pennsylvania and Washington, D.C., considerable economic and political uncertainties could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting the Company and the homebuilding industry generally.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal factors that could cause the Company’s actual results to differ materially from the forward-looking statements include:

•	the ability to raise capital and grow the Company’s operations on a profitable basis;

•	the ability to compete in the Florida real estate market;

•	the ability to obtain necessary permits and approvals for the development of our land;

•	the ability to pay principal and interest on outstanding debt;

•	the ability to borrow in the future;

•	availability of cash;

•	adverse legislation or regulation;

•	material increase in labor and material costs;

•	increases in interest rates;

•	the level of consumer confidence;

•	the availability and cost of land in desirable areas and ability to expand successfully into these areas;

•	natural disasters;

•	unanticipated litigation or legal proceedings;

•	conditions in the capital, credit and homebuilding markets;

•	the ability to sustain or increase historical revenues and profit margins; and

•	the continuation of trends and the general economic conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

All forward-looking statements attributable to the Company or any persons acting on behalf of the Company are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materializes, or if underlying assumptions provide incorrect, the Company’s actual results may vary materially from those expected, estimated or projected.

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

The following table sets forth, as of September 30, 2001, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts and weighted average interest rates of the Company’s interest rate swaps.

	Year Ended December 31,
								FMV at
	2001	2002	2003	2004	2005	Thereafter	Total	9/30/01

Debt:

Fixed rate	$1,000	$2,250	$—	$—	$—	$350,000	$353,250	$337,500
Average interest rate	10.58%	10.61%	—	—	—	10.63%	10.62%
Variable rate	$208	$54,435	$34,977	$255,333	$—	$—	$344,953	$344,953
Average interest rate	5.28%	5.29%	5.41%	5.52%	—	—	5.35%

Interest Rate Swaps:

Variable to fixed	$—	$160,000	$40,000	$50,000	$—	$—	$250,000	$(4,952)
Average pay rate	—	5.70%	5.70%	5.68%	—	—	5.67%
Average receive rate	*	*	*	*	*	*	*

*	90-Day Libor

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2000, Richard Ahlborg, Carol Ahlborg and other individuals who purchased lots in Pelican Landing filed a lawsuit against the Company in the United States District Court for the Middle District of Florida, Fort Myers Division. The lawsuit seeks class action status and was instituted against the Company and its subsidiary, WCI Realty, Inc. The lawsuit arose out of a preferred builder program under which plaintiffs purchased vacant lots and then contracted with a builder of their choice to construct a residence on their lots. In consideration of the extensive costs incurred by the Company and WCI Realty associated with the marketing, sales and advertising of the community for the benefit of the builders, who participated in the program, these builders were required to pay a marketing fee to WCI Realty based on a percentage of the construction cost of the home. Plaintiffs assert that the Company had an obligation to disclose to them that the preferred builder would pay a marketing fee to the Company. The plaintiffs have demanded unspecified money damages and have alleged, among other things, violation of the federal Racketeering, Influenced and Corrupt Organizations Act and the Real Estate Settlement Procedures Act. Since the Court has not yet ruled on whether to certify this lawsuit as a class, the litigation is still in its early stages. Accordingly, the Company is not able to estimate the range of possible loss. The Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations. The Company has objected to the certification of this lawsuit as a class action. The Company believes it has meritorious defenses and intends to vigorously defend this action.

Item 4.	Submission of Matters to a Vote of Security Holders

On August 24, 2001, Watermark Communities Inc. (Watermark), the sole stockholder of the Company, upon waiver of notice of time, place and purpose of a special meeting of stockholders adopted by unanimous written consent of the sole stockholder to increase the total number of shares of common stock, par value $0.01 per share, which the Company has the authority to issue from two hundred thousand (200,000) shares to fifty million (50,000,000) shares. This action resulted in Watermark and the Company both being authorized to issue fifty million shares of $0.01 par value common stock. Prior to August 31, 2001, the Company was a wholly owned subsidiary of Watermark. On August 31, 2001, Watermark was merged into the Company. At the time of the merger, each outstanding share of Watermark common stock was exchanged for one share of common stock of the Company.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1*	Certificate of Incorporation of WCI Communities, Inc.

3.2*	By-laws of WCI Communities, Inc.

4.1*	Indenture, dated as of February 20, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $250,000,000 in aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2011.

4.2*	Supplemental Indenture, dated June 8, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York.

PART II. OTHER INFORMATION (continued)

4.3*	Form of Specimen Certificate for common stock of WCI Communities, Inc.

9.1*	Investors’ Agreement, dated as of November 30, 1998, by and among Watermark Communities, Inc. and certain other parties.

9.2*	First Amendment to Investors’ Agreement, dated as of February 23, 1999, by and among Watermark Communities, Inc. and certain other parties.

9.3*	Second Amendment to Investors’ Agreement, dated as of August 27, 2001, by and among Watermark Communities, Inc. and certain other parties.

10.1*	Primary Tax Allocation Agreement, dated January 1, 2001, among Watermark Communities, Inc., WCI Communities, Inc., Bay Colony-Gateway, Inc. and certain other subsidiaries of WCI Communities, Inc. and Bay Colony-Gateway, Inc.

10.2*	Third Consolidated Amended and Restated Senior Secured Facilities Credit Agreement, dated as of February 20, 2001, among WCI Communities, Inc., Bay Colony-Gateway, Inc., Communities Finance Company, LLC and Fleet National Bank, as lender and agent.

10.3*	Employment Agreement, dated as of July 24, 1995, between WCI Communities Limited Partnership and Don E. Ackerman.

10.4*	Amended and Restated Employment Agreement, dated as of January 1, 1999, between Watermark Communities, Inc. and Alfred Hoffman, Jr.

10.5*	Non-Employee Directors’ Stock Incentive Plan.

10.6*	1998 Stock Purchase and Option Plan for Key Employees.

10.7*	Management Incentive Compensation Plan.

10.8	Master Revolving Note between Financial Resources Group, Inc. and Comerica Bank, dated as of August 31, 2001

*	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by WCI Communities, Inc. (Registration No. 333-69048)

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date:	November 5, 2001	/s/ JAMES P. DIETZ James P. Dietz Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)