Form 10-K405
period 2001-12-31
WCI COMMUNITIES INC
filed 2002-03-26
CIK 1137778

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______ to _______

Commission File Number 1-9186

WCI COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	59-2857021

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24301 Walden Center Drive
Bonita Springs, Florida 34134
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (239) 947-2600

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01)	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

NONE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 20, 2002, the aggregate market value of the Common Stock held by non-affiliates (all persons other than officers and directors of Registrant) of the Registrant was approximately $335,848,418.

As of March 20, 2002, there were 44,316,715 shares of Common Stock outstanding.

Documents Incorporated by Reference

None

WCI COMMUNITIES, INC.

Item		Page
No.		No.

	Part I

1	Business	1

2	Properties	8

3	Legal Proceedings	8

4	Submission of Matters to a Vote of Security Holders	8

	Part II

5	Market for the Registrant’s Common Equity and Related Stockholder Matters	9

6	Selected Financial Data	9

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

7A	Quantitative and Qualitative Disclosures About Market Risk	21

8	Financial Statements and Supplementary Data	23

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59

	Part III

10	Directors and Executive Officers of the Registrant	59

11	Executive Compensation	62

12	Security Ownership of Certain Beneficial Owners and Management	65

13	Certain Relationships and Related Transactions	68

	Part IV

14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	69

Signatures

PART I

ITEM 1. BUSINESS

GENERAL

WCI Communities, Inc. (the Company or WCI), a Delaware corporation, is a fully integrated homebuilding and real estate services company with over 50 years of experience in the design, construction and operation of leisure-oriented, amenity-rich master-planned communities. Prior to August 31, 2001, the Company was a wholly owned subsidiary of Watermark Communities Inc. (Watermark). Watermark was formed in August 1998 to buy, manage, own, develop and sell real estate assets and amenity facilities. On August 31, 2001, Watermark was merged into the Company.

We offer a full complement of products and services to enhance our customers’ lifestyles and increase our recurring revenues. We design, sell and build single- and multi-family homes serving move-up, pre-retirement and retirement home buyers. We also design, sell and build luxury residential towers targeting affluent, leisure-oriented home purchasers. We have developed master-planned communities where today there are over 150,000 residents who enjoy lifestyle amenities like award-winning golf courses, country clubs, deep-water marinas, tennis and recreational facilities, luxury hotels, upscale shopping and a variety of restaurants. Our master-planned communities offer a wide range of residential products from moderately priced homes to higher priced semi-custom, single- and multi-family homes and luxury residential towers.

Our master-planned communities are in Florida, a highly sought-after retirement and leisure-oriented home destination, and one of the nation’s fastest growing economies. Our communities are located in prime locations on Florida’s gulf coast near Naples, Ft. Myers, Sarasota and Tampa, and on the East Coast near Ft. Lauderdale, Miami and Palm Beach.

As of December 31, 2001, we had 34 master-planned communities under development. We expect these master-planned communities to contain 612 holes of golf, over 1,000 marina slips and various country clubs, tennis and recreational facilities and other amenities. In total, we control over 15,500 acres of land, where we plan to develop up to 28,200 future residences.

Our business lines include homebuilding, amenities operations, real estate services and parcel and lot sales, each of which contributes to our profitability. See Note 3 to the consolidated financial statements for further information regarding our business segments for each of the three years ended December 31, 2001, 2000 and 1999.

OUR OPERATIONS

We typically begin a master-planned community by purchasing undeveloped or partially developed real estate. We then construct infrastructure improvements and build amenities in accordance with our development permits. Following completion of these improvements and the building of the amenities, we build a full range of homes for sale to primary, second and retirement home buyers. In certain situations, we elect to sell parcels and lots to third party builders or end users.

As part of our marketing strategy, we target primary, second and retirement home buyers for most of our communities. To reach these customers we use national marketing campaigns and local, point of purchase advertising and sales programs. Our national marketing efforts employ a proprietary database marketing system that maintains contact with the thousands of new prospects generated annually by our focused national advertising. We manage our marketing efforts through our in-house creative and production teams.

We profit from the efficiencies created by our integrated delivery of all aspects of community development, including community design, land development, homebuilding, parcel and lot sales, amenities operations and real estate services businesses. We believe that this integrated approach reduces risk and increases our profitability as it provides us with greater control over our costs and provides us with recurring amenities and services revenues.

OUR HOMEBUILDING ACTIVITIES

We design, sell and build single- and multi-family homes serving primary, second and retirement home buyers. Our homes range from approximately 1,100 square feet to 8,000 square feet and are priced from $100,000 to $3.9 million, with an average sales price for the year ended December 31, 2001 of $328,000. We build most of these homes within our master-planned communities, where we create attractive amenities through affiliations with hotel operators and golf course designers like The Ritz-Carlton, Raymond Floyd and Greg Norman. We believe that this approach increases the value of our homes and communities and helps us attract affluent purchasers.

We also design, sell and build luxury residential towers targeted to affluent, leisure-oriented home purchasers. Residences in our towers range from approximately 900 square feet to 11,700 square feet and are priced from $100,000 to over $10.0 million, with an average sales price for the year ended December 31, 2001 of approximately $1.1 million. Our towers have ranged in size from six to twenty-two stories and have included 26 to 148 residences. Our sales contracts for these towers require substantial non-refundable cash deposits, generally ranging from 20% to 30% of the purchase price, and we typically do not start construction of towers until there are sufficient pre-sales to cover the majority of the costs to construct the towers.

Single- and multi-family homes

Design. We employ an award-winning in-house design group comprised of experienced architects and computer-assisted design technicians. Our product design experience along with our land planning expertise has enhanced our ability to charge view premiums for homes located on waterfront, conservation and golf course sites within our communities.

Sales. We maintain large sales centers with community scale models and lifestyle and home demonstration displays. The sales centers are staffed with licensed professionals who are employees of WCI. We also maintain professionally decorated model homes, which demonstrate the benefits and features of our products and the community lifestyles. We maintain and carefully manage an inventory both of homes that are available immediately or within a few months and semi-custom and custom-built homes. For semi-custom and custom-built homes or homes selected from inventory at an early stage of construction, we offer customers a wide selection of standard options and upgrades to finish their homes. We also allow customization of the structural design in many of our product lines through our in-house design group. In addition, some of our larger communities offer design studios staffed with professional designers where the many options and upgrades available to purchasers of our products are displayed and demonstrated prior to incorporation into a home. Finally, home closings are typically conducted through our title agency operations.

Construction. We typically act as the general contractor in the construction of single- and multi-family residences. Our employees provide purchasing and quality assurance for, and construction management of, the homes we build, while the material and labor components of our houses are provided by subcontractors. We comply in all material respects with local and state building codes, including Florida’s stringent hurricane and energy efficiency regulations. Depending upon the size and complexity of a home’s design, our construction time ranges from about 90 to 300 calendar days for our single-family homes and up to 250 calendar days for our multi-family homes.

Mid-rise and high-rise tower residences

Design. We commence the design and planning of towers by conducting extensive research relating to the market, customer base, product requirements, pricing and absorption. Our research effort is directed by dedicated project managers specializing in the development of towers. Based on the results of this research, we organize an experienced team of architects, engineers and specialty consultants under the leadership of the project manager to create the design of the mid-rise or high-rise tower. We also contract for the services of an experienced third party general contractor during the early stages of design to assist in design, engineering and the estimation of construction costs.

Sales. Once the design for a mid-rise or high-rise tower has been completed and its construction costs have been estimated, marketing of the residences commences. Brochures, scaled architectural models, walk-in kitchen and bathroom models and other marketing materials are used to assist sales associates in explaining and demonstrating the residences to be built.

Unless we elect to register a tower with the U.S. Department of Housing and Urban Development, Federal and Florida law generally require that condominiums be completed and closed to a consumer within 24 months following a consumer’s execution of a purchase contract. In these cases, because construction of towers typically takes 15 to 22 months, it is necessary to engage in extensive pre-selling activities prior to commencement of construction. Pre-selling ensures that the completion of the construction of a tower coincides with the substantial sell out of the tower and the compliance with statutory requirements relating to the timing of condominium delivery to the consumer. To facilitate our pre-sales process, we engage in a “reservation” selling process by which buyers select specific residences, sign a reservation agreement and pay a refundable deposit. Once a sufficient number of residences are “reserved” indicating substantial consumer acceptance, reservations are converted to contracts and the customer’s deposit becomes nonrefundable after a 15-day rescission period under Florida law.

Generally, construction is not commenced until a majority of units are under firm contracts. For towers that take more than 18 months to build, we will generally collect from each purchaser a deposit equaling 20% or 30% of a residence purchase price to cover a portion of estimated construction costs. For towers that take less than 18 months to build, generally a 20% deposit is collected. Our experience has been that over 98% of the contracts for which nonrefundable contract deposits have been collected by us close upon the completion of the tower. Once construction is completed, closings of sold residences usually occur within one month, at which time we are paid the balance of the purchase price for the residences sold.

Construction. We hire experienced and bonded third party general contractors specializing in the construction of towers to construct these buildings. Typically, we negotiate a guaranteed maximum price with these contractors for the construction and delivery of completed towers. By hiring experienced general contractors to construct our towers, we mitigate many of the risks associated with the construction of these structures. As the developer of the towers that we build, we manage the entire process from planning and closing of completed residences to turnover of the condominium association to residents.

Financing. We generally obtain separate construction financing for our tower projects. A construction loan is generally available from a commercial lender when the value of sales contracts on a project is sufficient to cover a substantial portion of the cost of the project’s construction. Buyers typically provide deposits equal to 20% to 30% of the purchase price of their residence. Under Florida law, a portion of the deposit representing 10% of the purchase price must be deposited into an escrow account, unless we have provided a letter of credit or surety bond. Any amount of the down payment in excess of this 10% may be used to fund construction. We then generally seek a construction loan commitment to cover remaining construction costs, based on the number of residences sold at the time of the commitment. To the extent that we sell additional residences during the course of construction, subsequent deposits may also be utilized to fund construction, resulting in a lower amount outstanding under the construction loan than originally committed. We have developed a financing concept with banks to bundle multiple high-rise projects in a single construction loan facility.

AMENITIES DEVELOPMENT AND OPERATION

General. The provision of amenities, like championship golf courses with clubhouses, fitness, tennis and recreational facilities, guest lodging, marinas and a variety of restaurants, is central to our mission to deliver high quality residential lifestyles. To ensure that the amenities in our communities are designed, constructed and operated at a level of quality consistent with the residences that we build, we have established an amenities development and operations group.

Ownership. Amenities at our communities are owned by either community residents or non-residents in equity membership programs, or by unaffiliated third parties, or retained by us. In newly developed or acquired communities, ownership of the amenities is structured to cater to the preferences and expectations of community residents.

Due to the high costs of entry at equity clubs, we have found that in communities offering homes at lower price points, residents often prefer non-equity membership programs, which require lower initiation fees, but higher annual dues. Since residents’ preferences change over time, we may choose to sell the ownership and operation of the amenities to a resident group on an equity basis.

An alternative to non-equity programs, bundled home and amenities membership structures allow home buyers in moderately priced communities to receive club memberships bundled with their home purchase. In these cases, the amenities are owned and operated by the community homeowners association.

In communities offering higher-priced homes, all or a select group of residents own the golf and other amenities assets on an equity membership basis. The conveyance of amenities assets to residents is accomplished through an equity subscription and sales process at an established price. These equity membership offerings are usually completed in two to six years, depending upon the pace of residential build-out in the community.

Operation. In communities with bundled or equity ownerships, we typically enter into an operating agreement with the association or club entity which holds title to the facilities. The operating agreements generally provide that we will continue to control, manage and operate the amenities’ facilities until substantially all of the homes in the community, in the case of bundled ownership, or all of the resident equity ownership interests, in the case of equity ownership, have been sold. During this period, we generally receive the net profits, and incur any losses, of the amenities business.

OTHER REAL ESTATE SERVICES BUSINESSES

Realty brokerage

Prudential Florida WCI Realty. On June 10, 1999, Watermark Realty, Inc., a wholly owned subsidiary of WCI, entered into a six-year franchise agreement with Prudential Real Estates Affiliates, Inc. This agreement, as subsequently amended, allows us to provide exclusive residential brokerage services as Prudential Florida WCI Realty in six geographic areas across eight counties in Florida. The exclusive franchise areas are in Broward, Charlotte, Hillsborough, Manatee, Lee, Collier, Dade and Palm Beach Counties. To maintain this exclusive arrangement we must substantially grow our market share in each of these exclusive areas during the six-year franchise period. As consideration under the agreement, we pay Prudential a royalty based on gross commission revenue on a monthly basis. At December 31, 2001, we had 23 offices, 105 employees and over 1,000 sales agents.

WCI Realty, Inc. WCI Realty, Inc. provides new home and certain resale brokerage services. At December 31, 2001, WCI Realty, Inc. had 24 offices and 133 employees.

Title insurance

First Fidelity Title, Inc. First Fidelity Title, Inc. provides title insurance and closing services to our customers. First Fidelity underwrites its policies on behalf of large national title insurers and derives its revenues from title insurance and closing services provided to our customers, third party residential closings and commercial closings. At December 31, 2001, First Fidelity had seven offices and 58 employees.

Mortgage banking

Financial Resources Group, Inc. Financial Resources Group, Inc. provides residential mortgage banking services to our buyers, as well as third party purchasers. Financial Resources Group originates home mortgages which are subsequently sold to mortgage investors. Generally these mortgages are sold at prices established in commitments obtained from mortgage investors prior to the time the mortgages are originated. At December 31, 2001, Financial Resources Group had 57 employees in six offices located in Naples, Coral Springs, Coral Gables, Palm Beach Gardens, Bonita Springs and Sun City Center. In October of 2001, Financial Resources Group began funding loans through an $18 million warehouse line.

Property management

WCI Communities Management, Inc. We provide management services to our master-planned community developments and oversee the business affairs of over 71 condominium and homeowners’ associations and 14 community master associations encompassing over 12,000 residences throughout Florida. The management companies derive their revenue from fees received for managing homeowner, master and condominium associations. The services provided by the management companies include accounting, security, common area maintenance and insurance policy administration. The companies operate ten regional and community offices located in Collier, Lee, Broward, Palm Beach, Dade and Hillsborough counties, with headquarters located in Bonita Springs, Florida. At December 31, 2001, our property management operations had 226 employees.

Development services

Our development services business derives fee-based income from the supervision of major commercial projects. For a nominal increase in overhead, this business allows us to apply the expertise we have gained directing large-scale real estate projects.

We provide various services for the property owner during both the design and construction phases of a project. We manage, coordinate and supervise each step in the development process. During the design phase we consult on all project aspects from obtaining zoning approvals, to selection of the design team, to managing the design process. We then develop project budgets and schedules and assist in selecting the general contractor. During construction, we act as the owner’s representative to oversee the general contractor.

To date we have provided this service for the Ritz-Carlton Hotels unit of the Host Marriott Corporation and Hyatt Hotels Corporation. It is our intent to expand this business to serve other customers that have a need for high-quality project management, but do not wish to create their own in-house support organization. As we acquire additional properties, we anticipate creating new opportunities for this division to support construction of hotels and other resort-related projects included at new locations.

PARCEL AND LOT SALES

We leverage our expertise and experience in master-planning by strategically selling lots and parcels at premium prices within our communities for construction of products we do not wish to build. This enables us to create a more well-rounded community by selling parcels and lots to developers who will construct commercial, industrial and rental properties, which we ordinarily do not develop. We sometimes sell selected lots directly to buyers for the design and construction of large custom homes.

OTHER INVESTMENTS

Pelican Isle Yacht Club Limited Partnership. We have an investment in Pelican Isle, a community being developed in North Naples, Florida, which includes 137 residences and the Pelican Isle Yacht Club. Our investment includes a 49% interest in a partnership that owns and operates the Pelican Isle Yacht Club.

Walden Woods Business Center Ltd. We are 50% partners with TECO Properties Corporation in Walden Woods Business Center, Ltd., a limited partnership, which was formed to develop a 550-acre mixed-use industrial park in Plant City, Florida.

Tiburon Golf Ventures Limited Partnership. We own a 51% interest in Tiburon Golf Ventures Limited Partnership which was formed with an affiliate of Host Marriott Corporation in 1998 to complete construction of, and then operate a 36-hole, Greg Norman-designed golf course in its Tiburon Naples community. The first 27 holes of the course opened for play in November 1998 and the clubhouse opened in December 2000. The partnership acquired adjacent land in 2000 to construct an additional nine holes of golf expected to be completed in 2002 and for future residential property development.

Norman Estates at Tiburon Limited Partnership. Norman Estates at Tiburon Limited Partnership was formed in 1998 for the purpose of constructing and developing a Norman Estates community which consists of 27 villas. We hold a 49.5% limited partnership interest in the venture as well as have a 50% ownership in the general partner, which holds 1% of the venture.

Pelican Landing Golf Resort Ventures Limited Partnership. Pelican Landing Golf Resort Ventures Limited Partnership was formed with Hyatt Equities, LLC in 1998 to develop and operate a 27-hole golf course. The 18-hole course and clubhouse began operations in 2001 and the additional 9 holes are scheduled for construction in 2002. We retain a 51% interest in the venture.

Pelican Landing Timeshare Ventures Limited Partnership. We own a 51% limited partnership interest in Pelican Landing Timeshare Ventures Limited Partnership, which was formed with HTS-Coconut Point, Inc., an affiliate of the Hyatt Hotels Corporation during 1998 to develop up to 339 upscale timeshare residences on 32 acres within the resort golf course being constructed by Pelican Landing Golf Resort Ventures Limited Partnership. This project is currently in the planning stages.

Bighorn. We have a Class B limited partnership interest in Bighorn Development, L.P., which owns two-thirds of Bighorn Development L.L.C., the owner and developer of Bighorn, an exclusive community located in the heart of Palm Desert, California. Bighorn Development L.L.C. acquired the operating assets of Bighorn Development L.P. and developed a neighboring property with an 18-hole golf course.

MARKETING

Targeting move-up, retirement and affluent second home buyers, we develop and execute award-winning, multi-media marketing plans for our homes and communities for more than 50 years. We employ an experienced staff of copywriters, creative art directors and graphic designers who are responsible for the design and development of most of our marketing materials and advertising messages, including newspaper and magazine print, direct mail and billboards.

We believe our proprietary marketing systems and the depth of experience of our marketing group create an increased number of selling opportunities for us and has generally enhanced our marketing presence and brand recognition. Our marketing program reaches prospective purchasers, locally, nationally and internationally through advertisements placed in demographic specific periodicals and other media. Our Internet website displays a comprehensive review of each of our communities including locations, promotions, amenities, calendars of activities, lifestyle testimonials, product floorplans, elevations and views of most of the homes we build. The advertisements and website include response mechanisms, like a coupon, automatic e-mail or toll-free number, by which a prospective purchaser may request additional information about our housing products. When a prospective purchaser responds to one of our advertisements or our web-site, purchaser-specific information is entered into our database creating a personalized customer record, which is used to record every interaction we have with this purchaser.

As a prospective purchaser’s interest in our products and communities evolves, we individualize our marketing program by tailoring direct mail, regular e-mail and telephone follow-up that will apprise the prospective purchaser of relevant activities, developments and products being offered. Our targeted marketing allows us to develop a relationship with prospective purchasers, tending to predispose them toward visits to our communities during their home shopping or vacation trips to Florida.

We believe that our relationship and database marketing results in the efficient use of expenditures. The relative success and productivity of each of our marketing programs is measured to determine which programs yield the most qualified leads, prospects and customers per dollar spent. The results of these measurements are the primary determining factors for where future marketing expenditures will be directed. In addition, our database is a source of ongoing customer research, which influences our homebuilding design and the type and price range of the amenities to be integrated within our master-planned communities.

OUR COMMUNITIES

We have communities under development in eleven Florida counties including Collier County and Lee County on the west coast between Naples and Ft. Myers; Hillsborough County near Tampa; Sarasota County and Manatee County on the west coast near Sarasota; Dade County, Broward County, Palm Beach County, Martin County and St. Lucie County on the east coast encompassing much of Miami, Ft. Lauderdale, Boca Raton and West Palm Beach; and Flagler County on the east coast between St. Augustine and Daytona Beach. The following table sets forth summary information about our communities, including remaining acres, remaining entitled units and remaining number of tower sites.

Our communities
As of December 31, 2001

					Number
				Approximate	of
		Approximate	Approximate	remaining	remaining
	Number of	total	remaining	entitled	tower
Region	communities	acres	acres	units(5)	sites

Southwest Florida(1)	20	14,500	6,400	10,200	31

Southeast Florida(2)	6	19,900	2,800	5,900	2

Central Florida(3)	5	8,650	3,500	6,900	1

Palm Beach Florida(4)	11	14,950	2,800	5,200	14

Total	42	58,000	15,500	28,200	48

(1)	Southwest Region includes Collier and Lee Counties.

(2)	Southeast Region includes Broward and Miami-Dade Counties.

(3)	Central Region includes Manatee, Hillsborough and Sarasota Counties.

(4)	Palm Beach Region includes Flagler, Palm Beach, Martin and St. Lucie Counties.

(5)	Entitlement is the approval to develop the property for the specific planned use under state and local planning laws. The number of entitled residences shown in the table above represents the maximum number of units expected to be allowed under such approvals. We usually build fewer than the maximum number of entitled units. Units are comprised of single-and multi-family homes as well as mid-rise and high-rise residences.

EMPLOYEES

At December 31, 2001, we had approximately 2,800 employees. We have no unionized employees and believe that our relationship with our employees is good.

SEASONALITY

We have historically experienced, and in the future expect to continue to experience, seasonal variability in revenue, profit and cash flow. Factors expected to contribute to this variability include:

•	the timing of the introduction and start of construction of new towers;

•	the timing of tower residence sales;

•	the timing of closings of homes, lots and parcels;

•	our ability to continue to acquire land and options on land on acceptable terms;

•	the timing of receipt of regulatory approvals for development and construction;

•	the condition of the real estate market and general economic conditions in Florida;

•	the prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes; and

•	the cost and availability of materials and labor.

Our historical financial performance is not necessarily a meaningful indicator of future results and, in particular, we expect financial results to vary from project to project and from quarter to quarter. Our revenue may therefore fluctuate significantly on a quarterly basis, and we believe that quarter-to-quarter comparisons of our results should not be relied upon as an indication of future performance.

COMPETITION

The homebuilding industry and real estate development is highly competitive. In each of our business components, we compete against numerous developers and others in the real estate business in and near the areas where our communities are located. We, therefore, may be competing for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources. Competition generally may increase the bargaining power of property owners seeking to sell, and industry competition may be increased by future consolidation in the real estate development industry.

REGULATORY AND ENVIRONMENTAL MATTERS

We are subject to various laws and regulations relating to the operation of our properties, which are administered by numerous Federal, state and local governmental agencies. In particular, development of property in Florida is subject to comprehensive Federal and Florida environmental legislation, including wildlife, endangered species and wetlands regulation, as well as other state administrative regulations. This regulatory framework, in general, encompasses areas like water quantity and quality, air quality, traffic considerations, availability of municipal services, use of natural resources, impact of growth, energy conservation and utility services, conformity with local and regional plans, and public building approvals, together with a number of other safety and health regulations. Additionally, each municipality has its own planning and zoning requirements. Permits and approvals mandated by regulation for development of any magnitude are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed. The permit processes are administered by numerous Federal, state, regional and local boards and agencies with independent jurisdictions. Permits, when received, are subject to appeal or collateral attack and are of limited duration. Such permits, once expired, may or may not be renewed and development for which the permit is required may not be completed if such renewal is not granted. These requirements have a direct bearing on our ability to further develop communities in Florida. Although we believe that our operations are in full compliance in all material respects with applicable Federal, state and local requirements, our growth and development opportunities in Florida may be limited and more costly as a result of legislative, regulatory or municipal requirements.

Our operating costs may also be affected by the cost of complying with existing environmental laws, ordinances and regulations, which require a current or previous owner or operator of real property to bear the costs of removal or remediation of hazardous or toxic substances on, under or in property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate property properly, may adversely affect the owner’s ability to borrow by using the real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of any substance at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by the person. Environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners as operators of real properties for personal injury associated with exposure to released materials containing asbestos or other hazardous materials.

Environmental site assessments conducted at our properties have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any material environmental liability or concerns. Although we conduct environmental site assessments with respect to our own properties, there can be no assurance that the environmental assessments that we have undertaken have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of our properties that could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. PROPERTIES

As of December 31, 2001, we own and use a 26,670 square foot office building in Sun City Center, Florida which is subject to a lien under our senior secured credit facility. In addition, we lease 97,180 square feet of office space in Bonita Springs, which serves as our corporate headquarters, and approximately 241,000 square feet of office space in other locations throughout Florida, which serve our divisional homebuilding operations and as branch office space for our related real estate services businesses.

ITEM 3. LEGAL PROCEEDINGS

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management the outcome of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

In addition, in May 2000, Richard Ahlborg, Carol Ahlborg, and other individuals who purchased lots in Pelican Landing filed a lawsuit against us in the United States District Court for the Middle District of Florida, Ft. Myers Division. The lawsuit seeks class action status and was instituted against us and a subsidiary, WCI Realty, Inc. It arose out of a preferred builder program under which plaintiffs purchased vacant lots and then contracted with a builder of their choice to construct a residence on their lots. In consideration of the extensive costs incurred by us and WCI Realty associated with the marketing, sales and advertising of the community for the benefit of the builders who participated in the program, these builders were required to pay a marketing fee to WCI Realty based on a percentage of the construction cost of the home. The plaintiffs asserted that we had an obligation to disclose to them that the preferred builder would pay a marketing fee to us. The plaintiffs have demanded unspecified money damages and have alleged, among other things, violation of the federal Racketeering, Influenced and Corrupt Organizations Act and the Real Estate Settlement Procedures Act. In March 2002, the Court denied plaintiffs’ preliminary motion for class certification, however, plaintiffs have thirty days to appeal this ruling. This litigation is still in its early stages and accordingly, we are not able to estimate the range of possible loss. Therefore, we are not yet able to determine whether the resolution of this matter will have a material adverse effect on our financial condition or results of operations. We believe we have meritorious defenses and intend to vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (Symbol:WCI).

On March 11, 2002, the Company issued 7,935,000 shares of common stock at $19.00 per share in an initial public offering realizing net proceeds of approximately $140.2 million. The net proceeds were used to repay approximately $51.1 million of outstanding construction loans and $62.1 million of outstanding balance of the revolver portion of our senior secured credit facility. The Company incurred approximately $10.6 million in underwriting discounts and commissions. The primary underwriters for the offering were UBS Warburg, Credit Suisse First Boston and Deutsche Banc Alex. Brown. The effective date of the Form S-1 registration statement under the Securities Act of 1933 was March 11, 2002. The commission file number was 1-9186.

On February 7, 2002, our board of directors declared a 1.43408 for 1 stock split. Unless otherwise indicated, all references to the number of shares, options for purchase of common stock and per-share information have been adjusted to reflect this stock split on a retroactive basis.

The Company has not paid any cash dividends on its common stock to date and expects that, for the foreseeable future, it will not do so; rather it expects to follow a policy of retaining earnings in order to finance the continued development of its business.

The payment of dividends is within the discretion of the Company’s Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including the earnings, capital requirements, operating and financial condition of the Company, and any contractual limitations then in effect. In this regard, the Company’s senior subordinated notes contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company’s senior secured credit facility and senior subordinated debt require the maintenance of minimum consolidated stockholders’ equity, which restricts the amount of dividends the Company may pay.

As of March 11, 2002, there were approximately 46 record holders of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2001. Balance sheet data as of December 31, 2001 and 2000 and statements of operations data for the years ended December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. The following information should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our audited historical consolidated financial statements, including the introductory paragraphs and related notes thereto, appearing in Items 7 and 8 of this report.

	Year ended December 31,

Statement of operations data	2001	2000	1999	1998(1)	1997

	(in thousands)
Total revenues	$1,110,283	$882,152	$681,416	$448,363	$303,672

Contribution margin(2)	344,635	275,218	197,488	133,935	91,326

Income before income taxes and extraordinary item	172,416	134,403	76,025	54,064	21,923

Income before extraordinary item	104,193	81,941	81,587	41,183	21,923

Net income	$102,235	$81,941	$79,893	$41,183	$14,386

Net income pro forma for C corporation status(3)	$—	$—	$—	$36,125	$8,836

Earnings (loss) per share:

Basic:

Income before extraordinary item	$2.86	$2.25	$2.24	$1.65	$.87

Net income	$2.81	$2.25	$2.19	$1.65	$.57

Diluted:

Income before extraordinary item	$2.80	$2.25	$2.24	$1.65	$.87

Net income	$2.75	$2.25	$2.19	$1.65	$.57

Weighted average number of shares: (3):

Basic	36,381,715	36,379,927	36,479,555	26,091,574	25,096,400

Diluted	37,268,832	36,379,927	36,479,555	26,091,574	25,096,400

Net income pro forma for C corporation status(4):

Basic and diluted	$—	$—	$—	$1.38	$.35

	Year ended December 31,

Balance sheet data	2001	2000	1999	1998(1)	1997

	(in thousands)
Real estate inventories	$774,443	$649,007	$594,459	$445,065	$338,821

Total assets	1,571,192	1,213,096	1,004,099	923,517	593,820

Debt(5)	682,611	553,256	545,416	506,128	375,335

Stockholders’ equity/Partners’ capital	419,045	319,222	237,500	157,956	85,109

(1)	Financial data as of and for the year ended December 31, 1998 consist of the accounts of WCI Communities, inclusive of Florida Design Communities, Inc. since December 1, 1998 (the date following the acquisition) and WCI Communities Limited Partnership for the complete year and reflects the reorganization of WCI Communities which occurred on November 30, 1998.

(2)	Contribution margin represents our total line of business gross margin less overhead expenses directly related to each line of business. All sales, marketing and indirect corporate overhead expenses are included in the caption “Selling, general, administrative and other, including real estate taxes.”

(3)	For 1997, weighted average shares basic and diluted were derived by assuming that 25,096,400 shares issued for partners’ interest in WCI LP were outstanding for twelve months. For 1998, weighted average shares basic and diluted were derived using the following assumptions: that 25,096,400 shares issued for the partners’ interest in WCI LP were considered outstanding for twelve months; that 10,939,374 shares issued for the acquisition of FDC were considered outstanding from date of issuance, November 30, 1998; and that 470,665 shares issued to employees were considered outstanding from the date of grant, December 4, 1998.

(4)	Prior to November 30, 1998, WCI Communities Limited Partnership reported its taxable income to its partners. As a result, prior to November 30, except for earnings recorded by Bay Colony-Gateway, a C corporation, WCI Communities Limited Partnership’s consolidated taxable earnings were taxed directly to WCI Communities Limited Partnership’s then-existing partners. Net income (loss) pro forma for C corporation status assumes that WCI Communities filed a consolidated return as a C corporation and was taxed as a C corporation at the statutory tax rates that would have applied for all periods.

(5)	Debt excludes accounts payable and accrued expenses, customer deposits and other liabilities (other than land repurchase liabilities), deferred income tax liabilities and community development district obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Percentage-of-Completion. Revenue for tower residences under construction is recognized on the percentage-of-completion method and recorded when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a refund except for nondelivery of the residence, (3) a substantial percentage of residences are under firm contracts, (4) collection of the sales price is assured and (5) costs can be reasonably estimated. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. We must apply the percentage-of-completion method since the duration of tower construction exceeds twelve months and reasonably dependable estimates of the revenues and costs can be made. If our estimates of tower revenues and development costs are significantly different from our actual revenues and costs then our revenues and costs of sales may be over or understated.

Real estate inventories and cost of sales. Real estate inventories including land, common development costs and estimates for costs to complete are allocated to each parcel or lot based on the relative sales value of each parcel or lot as compared to the sales value of the total project, while site specific development costs are allocated directly to the benefited land. Estimates for costs to complete for sold homes are recorded at the time of closing. If our estimates of sales values or costs to complete are significantly different from actual results, our real estate inventories, revenues and costs of sales may be over or understated.

Community development district obligations. In connection with certain development activities, bond financing is utilized in many of our communities to construct on-site and off-site infrastructure improvements. Although we are not obligated directly to repay some of the bonds, we guarantee district shortfalls under certain bond debt service agreements. We annually estimate the amount of bond obligations that we may be required to fund in the future. If our estimates of the amount of bond obligations that we may be required to fund are significantly different from actual amounts funded our real estate inventories and costs of sales may be over or understated.

Impairment of long-lived assets and long-lived assets to be disposed of. Real estate inventories, including capitalized interest and real estate taxes, are carried at the lower of cost or fair value determined by evaluation of individual projects. Property and equipment are recorded at cost less accumulated depreciation and depreciated on the straight-line method over their estimated useful lives. Whenever events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we compare the carrying amount of the asset to the undiscounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows. If our estimate of the future cash flows is significantly different from actual cash flows, we may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record an impairment.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Implementation of SFAS 141 did not have an affect on the financial statements of the Company. SFAS 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually. SFAS 142 will be effective for our fiscal year 2002 and is immediately effective for goodwill and intangible assets acquired after June 30, 2001. Application of the provision prohibiting the amortization of goodwill is expected to result in an increase in income before income taxes of approximately $3.2 million in the year ended December 31, 2002. We will complete the required tests for impairment of goodwill during 2002. We do not currently believe our goodwill is impaired.

In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supercedes SFAS 121 and APB 30. SFAS 144 retains the requirements of SFAS 121 for recognition and measurement of an impairment loss on long-lived assets, and established a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 will be effective for our fiscal year 2002. We expect the adoption of SFAS 144 will not have a significant adverse effect on our financial position or results of operations.

RESULTS OF OPERATIONS

Year ended December 31, 2001 compared to year ended December 31, 2000

Overview

Throughout 2001, we continued to strengthen our balance sheet and improve the efficiency of our operations. Total revenues for the year ended December 31, 2001, increased 25.9% to $1,110.3 million, from $882.2 million for 2000, primarily due to an increase in homebuilding revenues. Total contribution margin for 2001 increased 25.2% to $344.6 million from $275.2 million for 2000 primarily due to an increase in homebuilding contribution margin. Income before income taxes and extraordinary item increased 28.3% to $172.4 million in 2001, from $134.4 million for 2000. Income tax expense increased 29.9% to $68.2 million, from $52.5 million for 2000. The effective income tax rate was 39.6% and 39.0% for 2001 and 2000, respectively. For the year ended 2001, the Company recognized a $2.0 million (net of tax) extraordinary item related to the write-off of unamortized debt issue costs associated with debt restructuring in conjunction with the offering of $250 million and $100 million in senior subordinated notes. Net income increased 24.8% to $102.2 million in 2001, from $81.9 million for 2000. The Company’s 2001 operating results contributed to a 31.3% increase in shareholders’ equity to $419.0 million at December 31, 2001. The increase in shareholders’ equity contributed to a reduction in the debt-to-total capitalization ratio to 62.0% at December 31, 2001 compared to 63.4% at December 31, 2000.

Revenues and sales

Homebuilding. Total homebuilding revenues increased 47.4% to $906.1 million for 2001 compared with $614.7 million for 2000. Single- and multi-family homebuilding revenues increased 29.2% to $492.6 million for 2001 compared with $381.2 million for 2000.

	Year ended December 31, 2001			Year ended December 31, 2000

			Average			Average
Single- and multi-family homebuilding	Number	Value*	price*	Number	Value*	price*

Number of communities with active homebuilding at period end	14	—	—	15	—	—

Net new contracts	1,595	$522,612	$328	1,754	$474,713	$271

Closed sales	1,732	492,576	284	1,614	381,208	236

Ending backlog	616	265,401	431	753	235,365	313

*	Dollar amounts in thousands.

The increase in single- and multi-family homebuilding revenues is primarily attributable to a 118 unit or 7.3% increase in the number of homes closed and a 20.3% increase in the average price of homes closed to $284,000 in 2001 from $236,000 in 2000. The increase in the number of homes closed was a direct result of the larger backlog at January 1, 2001 as compared to January 1, 2000 and increased home sales in newly introduced subdivisions in our Heron Bay community and in our newly introduced master-planned communities of Tarpon Bay and Sun City Center Fort Myers. The increase in the average selling price was primarily attributable to increasing prices in our existing communities that were possible due to strong market demand, an increase in the number of higher priced units sold and an increase in the dollar amount of options and lot premiums that our home buyers selected. During 2001, the Company’s homebuyers purchased options and lot premiums valued at approximately 14.8% of the base selling price of homes sold compared to 11.8% in 2000.

The value of net new contracts for single- and multi-family homes increased 10.1% to $522.6 million for 2001 compared to $474.7 million for 2000. The increase in the value of net new contracts was primarily the result of a 21.0% increase in the average price of homes contracted to $328,000 for 2001 from $271,000 in 2000. The increase in the average price was the result of both price increases and sales mix factors such as location, size and product demand. The decline in the number of net new contracts to 1,595 in 2001 from 1,754 in 2000 was primarily the result of the final close out of our Jensen Beach, St. James and Parkland Isle communities and reduced sales traffic and contract activity due to travel disruption after September 11. Backlog at December 31, 2001 was $265.4 million or 12.7% higher than the $235.4 million at December 31, 2000. The increase in backlog was primarily the result of a 37.7% increase in the average sales price of homes under contract to $431,000 in 2001 compared to $313,000 in 2000.

Mid-rise and high-rise homebuilding revenues increased 77.1% to $413.5 million in 2001 compared to $233.5 million in 2000.

	Year ended December 31, 2001		Year ended December 31, 2000

Mid-rise and high-rise homebuilding	Number	Value*	Number	Value*

Number of towers under construction	12	—	9	—

Net new contracts	523	$595,607	307	$401,991

Reported revenues	—	413,481	—	233,457

Ending backlog	—	472,844	—	290,718

*	Dollar amounts in thousands.

The increase in mid-rise and high-rise homebuilding revenues was attributable primarily to an increase in the number of towers that qualified for revenue recognition and an increase in the value of sold units in those towers. We delivered tower units or met the requirements for percentage-of-completion revenue recognition in 17 towers in 2001 compared to 14 towers in 2000.

The value of net new contracts for mid-rise and high-rise homebuilding increased 48.2% to $595.6 million for 2001 compared to $402.0 million for 2000. This increase in net new contracts was primarily the result of an increase in the number of towers that converted from reservation to contract during the period. Ten towers converted from reservation to contract in 2001 compared to six towers in 2000. Backlog at December 31, 2001 was $472.8 million or 62.6% higher than the $290.7 million at December 31, 2000. The increase in backlog was due primarily to the increased number of net new contracts and the 16.7% increase in the average price of total tower units under contract to $1.4 million in 2001 compared to $1.2 million in 2000. The increase in the average price of units under contract was primarily attributable to our focus on more expensive, luxury residential towers.

Parcel and lot. Total parcel and lot revenues decreased 63.4% to $47.9 million for 2001 compared to $130.9 million for 2000. Sales of lots decreased 62.9% to $18.9 million for 2001 compared to $50.9 million for 2000. The decrease in the lot sales was primarily due to the sell out of lots in subdivisions located in Bay Colony, Pelican Landing and Heron Bay communities which was offset by the introduction of a new lot sales program in Tiburon.

Sales of residential and commercial parcels decreased 63.8% to $29.0 million for 2001 compared to $80.0 million in 2000. Sales of residential parcels continued to decrease due to management’s decision to hold most developed and undeveloped land inventory for homebuilding purposes and the sell-out of the few residential parcels that were not designated for homebuilding, while commercial parcel sales decreased primarily as a result of fewer available parcels for sale.

Amenity membership and operations. Total amenity membership and operating revenues increased 6.1% to $75.3 for 2001 compared to $71.0 million for 2000. Equity membership and marina slip sales increased 28.7% to $33.6 million for 2001 compared to $26.1 million for 2000 while membership dues and amenity services revenue decreased 6.9% to $41.8 million for 2001 compared to $44.9 million for 2000. The increase in membership sales revenue was primarily attributed to the introduction of a marina slip sales program in the Gulf Harbour community offset by a decrease in the Bay Colony Golf Club and Pelican Marsh Club which was the result of sell-out of memberships. The decrease in operating revenues was attributable primarily to turnover of the Bay Colony Golf Club to its members and the sale of the Burnt Store Marina and restaurant operations in December 2000, respectively.

Real estate services and other. Total real estate services and other revenues increased 23.5% to $81.0 million for 2001 compared to $65.6 million in 2000. Other revenues included $6.9 million and $5.8 million in gains recognized from the sale of property and equipment and equity in earnings from investments in joint ventures recorded in 2001 and 2000, respectively. The increase in real estate services and other revenues was primarily attributed to a $13.0 million increase in real estate brokerage revenues and a $2.3 million increase in the mortgage banking operations offset by a $1.0 million decrease in title and other revenues. The increase in real estate brokerage revenues was primarily attributed to establishing two new offices and increasing the overall sales force. The increase in mortgage banking revenues was primarily the result of increased home purchases and mortgage refinancings during 2001.

Costs, Expense and Contribution Margin

Homebuilding. Homebuilding cost of sales increased 40.2% to $624.6 million for 2001 compared to $445.4 million for 2000. Single- and multi-family homebuilding cost of sales increased 24.5% to $389.2 million for 2001 compared to $312.5 million for 2000. Mid- and high-rise cost of sales increased 77.1% to $235.3 million for 2001 compared to $132.9 million for 2000. Cost of sales as a percentage of revenue was 68.9% for 2001 compared to 72.5% for 2000. The 3.6% decrease in homebuilding cost of sales percentage was primarily due to the increase in the average sales price of single- and multi-family homes which resulted in higher contribution margins, and our ongoing efforts to reduce construction and land development costs and improve operating efficiencies.

Overall, homebuilding contribution margin as a percentage of revenue increased to 31.1% for 2001 compared to 27.5% for 2000. Contribution margin percentage from single- and multi-family homebuilding increased to 21.0% in 2001 from 18.0% in 2000 due primarily to a higher average sales price and reduced costs of construction and land development as a percentage of related revenue. Contribution margin percentage from mid-rise and high-rise homebuilding remained unchanged at 43.1% for 2001 and 2000.

Parcel and lot. Total costs of sales decreased to $30.2 million for 2001 compared to $59.4 million for 2000 due primarily to a decrease in total revenue for 2001. The cost of parcel and lot sales increased to 63.0% of related revenue for 2001 compared to 45.4% for 2000. The increase in cost of sales percentage and the associated decrease in contribution margin percentage was due primarily to the change in mix of parcel and lot sales closed in the respective periods.

Amenity membership and operations. The amenity cost of membership and marina slip sales decreased to $50.5 million for 2001 compared to $55.8 million for 2000 due primarily to the turnover of Bay Colony Golf Club to its members and the sale of the Burnt Store marina and restaurant operations in December 2000, respectively. The associated contribution margin increased to 32.9% for 2001 compared to 21.4% for 2000, primarily due to the introduction of a high margin marina slip sales program in the Gulf Harbour community offset by the sell-out of high margin equity memberships in the Bay Colony Golf Club.

Real estate services and other. The real estate services and other costs increased 30.2% to $60.4 million for 2001 compared to $46.4 million for 2000 due primarily to the costs associated with the increased volume of real estate brokerage transactions and mortgage banking operations. The associated contribution margin decreased to 25.4% for 2001 compared to 29.3% for 2000, primarily due to an increase in the proportion of lower margin real estate brokerage operations compared to the combined real estate services and other operations for 2001 compared to 2000.

Selling, general and administrative expenses, including real estate taxes. Selling, general and administrative expenses, including real estate taxes, increased to $110.5 million for 2001 compared to $89.8 million for 2000. This increase was primarily due to increased wages, benefits costs and administrative expenses associated with the increase in personnel to support our growth and increased sales and marketing expenditures related to newly introduced communities, subdivisions and towers under development. Selling, general and administrative expenses, including real estate taxes, as a percentage of revenues decreased slightly to 10.0% for 2001 compared to 10.2% for 2000.

Interest expense. Interest expense, net of capitalization, increased 21.0% to $52.5 million for 2001 compared to $43.4 million for 2000. Interest incurred increased 1.9% to $63.3 million for 2001 compared to $62.1 million for 2000. The increase in interest incurred was primarily the result of an increase in average debt outstanding offset by a decrease in our effective borrowing rate. As a percentage of total revenue, interest incurred declined to 5.7% for 2001 compared to 7.0% for 2000. Amortization of previously capitalized interest increased by $4.2 million to 1.7% of total revenue for 2001 compared to 1.6% of total revenue for 2000 due to the change in the mix of real estate sold between the two periods. Interest capitalized decreased 11.7% to $33.2 million for 2001 compared to $37.6 million in 2000 due primarily to a change in the mix of properties undergoing active development.

Year ended December 31, 2000 compared to year ended December 31, 1999

Overview

Total revenues for the year ended December 31, 2000, increased 29.5% to $882.2 million, from $681.4 for 1999, primarily due to an increase in homebuilding revenues. Total contribution margin for 2000 increased 39.3% to $275.2 million from $197.5 million for 1999 primarily due to an increase in homebuilding contribution margin. Income before income taxes and extraordinary items increased 76.8% to $134.4 from $76.0 million in 1999. During 1999, we recognized a tax benefit primarily due to the reversal of a previously established valuation reserve of $35.2 million. This reserve was established for built-in tax losses and net operating loss carryforwards originally purchased from Westinghouse Electric in 1995. The basis for the release of the deferred tax allowance results from improved profitability during 1999 and increasing taxable income, resulting in cumulative taxable income over the prior two years and the current year and projected future taxable income. In March 1999, $1.7 million of prepayment penalties were paid and included as an extraordinary item associated with the early retirement of the Marbella construction loan. Net income increased 2.5% to $81.9 million in 2000 from $79.9 million for 1999.

Revenues and sales

Homebuilding. Total homebuilding revenues increased 43.4% to $614.7 million for 2000 compared with $428.8 million for 1999. Single- and multi-family homebuilding revenues increased 41.3% to $381.2 million in 2000 compared with $269.7 million for 1999. The increase in single- and multi-family homebuilding revenue is primarily attributable to a 282 unit or 21.2% increase in the number of homes closed and the continuation of the trend towards delivering a greater proportion of larger, higher priced homes as seen in the 28.4% increase in the average sales price between the periods.

	Year ended December 31, 2000			Year ended December 31, 1999

			Average			Average
Single- and multi-family homebuilding	Number	Value*	price*	Number	Value*	price*

Number of communities with active homebuilding at period end	15	—	—	17	—	—

Net new contracts	1,754	$474,713	$271	1,346	$283,775	$211

Closed sales	1,614	381,208	236	1,332	269,720	202

Ending backlog	753	235,365	313	613	141,860	231

*	Dollar amounts in thousands.

The increase in the number of homes closed was due primarily to increased home sales in newly introduced subdivisions in our Heron Bay, West Jensen, Parkland Isles, Gulf Harbour and Waterlefe communities and in our existing master-planned communities of Pelican Sound and Tiburón.

The value of net new contracts for single- and multi-family homes increased by $190.9 million or 67.3% from 1999 to 2000. Backlog at December 31, 2000 was $235.4 million or 65.9% higher than at December 31, 1999. These increases were due primarily to strong sales at existing master-planned communities including Pelican Sound, Heron Bay and Parkland Isles, and initial sales at our Waterlefe community where we are the only homebuilder.

Mid-rise and high-rise homebuilding revenues increased 46.8% to $233.5 million in 2000 compared to $159.1 million in 1999.

	Year ended December 31, 2000		Year ended December 31, 1999

Mid-rise and high-rise homebuilding	Number	Value*	Number	Value*

Number of towers under construction	9	—	11	—

Net new contracts	307	$401,991	308	$212,562

Reported revenues	—	233,457	—	159,117

Ending backlog	—	290,718	—	122,184

*	Dollar amounts in thousands.

The increase in mid-rise and high-rise homebuilding revenue was attributable to an increase in the number of towers in which we recognized revenue and an increase in the average price of these tower residences. We delivered tower units or met the requirements for percentage-of-completion revenue recognition in 14 towers in 2000 and 11 towers in 1999. We began construction of five new residential towers — Trieste, Montego, Seasons, Pointe and Siena — which met the requirement for recognizing percentage-of-completion revenue in 2000 and contributed $87.1 million in additional revenue.

The value of net new contracts for mid-rise and high-rise homebuilding increased by $189.4 million or 89.1% from 1999 to 2000. Backlog at December 31, 2000 was $290.7 million or 137.9% higher than at December 31, 1999. Both increases were primarily due to the 88.4% increase in the average price of tower units sold from $690,000 in 1999 to $1.3 million in 2000. We began taking contracts for three towers — Montenero, Caribe and Harbor Towers II — during 1999 and began taking contracts for five towers — Trieste, Montego, Seasons, Pointe and Siena — during 2000. The 249 residential units in towers introduced in 1999 had a projected sellout value of $183.3 million compared to the projected sellout value of $514.0 million for the 303 units in towers introduced in 2000.

Parcel and lot. Total parcel and lot sales revenues decreased 0.6% to $130.9 million for 2000 compared to $131.7 million for 1999. Sales of lots for 2000 increased 48.8% to $50.9 million compared to $34.2 million for 1999; residential parcel sales for 2000 increased 88.0% to $28.2 million compared to $15.0 million for 1999 while sales of commercial parcels decreased by 37.2% to $51.8 million compared to $82.5 million for 1999. The increase in lot sales is attributable to the implementation of our program for sale of waterfront, custom home lots in our Harbour Isles community, while residential parcel sales increased as a result of the sale of land in The Colony at Pelican Landing community. Sales of commercial parcels decreased due to the sell-out of Pelican Marsh in 1999 and as a result of the reduction in sales of the MacArthur parcels which is attributable to the sell-down of this inventory of parcels.

Amenity membership and operations. Total amenity membership and operating revenues for 2000 decreased 6.9% to $71.0 million compared to $76.3 million for 1999. Equity membership revenue decreased 10.0% to $26.1 million for 2000 compared to $29.0 million for 1999 while membership dues and amenity services revenue decreased 5.1% to $44.9 million from $47.3 million. The decrease in membership revenue is attributable primarily to decreased sales at our Pelican Marsh and Gulf Harbour clubs, which were converted to equity clubs in 1999, while the decrease in operating revenues is the result of the turnover of the Deering Bay and Pelican’s Nest clubs to their members.

Real estate services and other. Total real estate services and other revenues increased 47.1% to $65.6 million for 2000 compared to revenues of $44.6 million in 1999. This increase in revenues is primarily attributable to a $26.4 million increase in real estate brokerage revenue, an increase in mortgage banking revenue of $1.9 million and a $4.5 million increase in other income from the sale of Burnt Store Marina, which was offset by the reduction of the brokerage commission received in 1999 of $13.2 million from the sale of the MacArthur properties.

Costs, expenses and contribution margin

Homebuilding. Homebuilding cost of sales increased 37.1% to $445.4 million for 2000 compared to $324.8 million for 1999. Cost of sales as a percentage of revenue was 72.5% in 2000 compared to 75.7% in 1999. This decrease in cost of sales percentage was primarily due to improved homebuilding margins relating to the increase in the average sales price of single- and multi-family as well as tower residence units.

Overall, homebuilding contribution margin as a percentage of revenue increased 3.2% to 27.5% in 2000 from 24.3% in 1999. Contribution margin percentage from single- and multi-family homebuilding increased to 18.0% in 2000 from 17.6% in 1999, due to a higher average sales price and, consequently, improved contribution margins particularly at our Pelican Sound, Harbor Isles and Tiburón communities. For our mid-rise and high-rise homebuilding products, contribution margin percentage increased to 43.1% in 2000 compared to 35.6% for 1999, as a result of a higher average selling price.

Parcel and lot. Total costs of sales decreased to $59.4 million for 2000 compared to $75.9 million for 1999 due to a decrease in total revenue for 2000. The cost of parcel and lot sales decreased to 45.4% of related revenue for 2000 compared to 57.6% for 1999. The decrease in cost of sales percentage and the associated increase in contribution margin percentage are due primarily to the change in mix of land sales. Contribution margin percentage from sales of our lots and residential parcels increased as a larger portion of these sales occurred in our high-end communities of Harbour Isles and The Colony at Pelican Landing. Contribution margin for commercial parcels improved primarily due to increased margins on the sale of the MacArthur parcels in 2000. In 1999, commercial parcel contribution margins were lower because a greater proportion of the cost of the MacArthur land portfolio purchased in March 1999 was allocated to immediately saleable parcels which closed during that year.

Amenity membership and operations. The 12.3% decrease in the cost of amenity sales to $55.8 million for 2000 compared to $63.6 million for 1999 was primarily due to a decrease in membership sales and operating revenues. The associated contribution margin increased to 21.4% for 2000 from 16.6% in 1999, primarily due to an increase in membership sales at our Bay Colony and Deering Bay clubs, which generate a higher margin than amenity service revenue and an increase in membership dues revenue of $4.9 million.

Real estate services and other. The 135.5% increase in real estate services and other costs to $46.4 million for 2000 compared to $19.7 million for 1999 was due to the costs associated with the increased volume of real estate brokerage transactions. Cost as a percentage of related revenues increased to 70.7% in 2000 compared to 44.2% in 1999 due primarily to the net brokerage revenue earned from the sale of the MacArthur properties in 1999 and increased overhead costs incurred in 2000 to operate our new or expanded realty brokerage, title insurance and mortgage banking offices.

Selling, general and administrative expenses, including real estate taxes. Selling, general and administrative expenses, including real estate taxes, increased to $89.8 million for 2000 compared to $72.1 million for 1999. This increase was primarily due to increased professional fees for legal and accounting services, increased sales and marketing expenditures relating to newly introduced communities under development and an increase in management incentive compensation. Selling, general and administrative expenses, including real estate taxes, decreased to 10.2% for 2000 compared to 10.6% for 1999.

Interest expense. Interest expense, net of capitalization, increased 1.9% to $43.4 million in 2000 from $42.6 million in 1999. Interest incurred increased 2.6% over the same period due to a marginal increase in our level of debt as well as a small increase in our effective borrowing rate. As a percentage of total revenue, interest incurred declined to 7.0% for 2000 compared to 8.9% for 1999. Amortization of previously capitalized interest decreased to 1.6% for 2000 compared to 2.3% of total revenue for 1999 due to the change in the mix of real estate sold between the two years. Interest capitalized decreased 1.6% to $37.6 million for 2000 compared to $38.2 million in 1999 due to a change in the mix of properties undergoing active development.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of December 31, 2001, we had cash and cash equivalents of $58.0 million.

Net cash used in operations was $128.1 million for the year ended December 31, 2001 as compared to cash provided by operations of $28.8 million for the comparable period in the prior year. Cash flow from operations before net inventory additions, contracts receivable and mortgages held for resale improved to $203.3 million for the year ended December 31, 2001 compared to $187.4 million for the comparable period in 2000. Net inventory additions increased to $125.4 million for the year ended December 31, 2001 compared to $48.5 million in 2000. The increase in net inventory additions is primarily related to increased single- and multi-family home inventories that are under contract for delivery during the next six to nine months and, to a lesser degree, tower inventories that have not yet qualified for revenue recognition and land acquisitions. Likewise, the increase in contracts receivable of $171.0 million for 2001 compared to $110.1 million during 2000 reflects the substantial increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage of completion revenue recognition. Land acquisitions for the year ended December 31, 2001 and 2000 totaled approximately $80.7 million and $74.3 million, respectively. We expect real estate inventories will continue to increase as we are currently negotiating and searching for additional opportunities to obtain control of land for future communities.

Investing activities for the year ended December 31, 2001 included $24.3 million of net additions to property and equipment compared to $2.0 million in the same period in the prior year. For the year ended December 31, 2001, cash was provided from net mortgage notes receivable collections of $8.4 million compared to $1.8 million in the same period in 2000. We anticipate cash flows used in investing activities will increase with development of current and future amenity operations.

Financing activities provided cash of $146.3 million for the year ended December 31, 2001 compared to cash uses of $6.3 million in the same period in 2000. The net cash inflow was primarily the result of the issuance of $350 million in senior subordinated notes due February 15, 2011, proceeds from construction and other loans of $90.4 million, net of repayments totaling $287.3 million for mortgages and notes payable, revolving line of credit, subordinated notes and finance subsidiary debt.

The senior secured credit facility includes a $250 million amortizing term loan and $200 million revolving loan. The facility allows us to borrow and repay up to the maximum amount under the $200 million revolving loan subject to maintaining an adequate collateral borrowing base. The term loan requires semi-annual principal payments of $5.0 million commencing January 2002. As of December 31, 2001, we had $193.7 million available for borrowing under the senior secured credit facility and $6.3 million committed pursuant to letters of credit.

Our wholly owned finance subsidiary, Financial Resources Group, Inc. has an $18.0 million bank warehouse facility, which is payable on demand and is secured primarily by mortgage loans held for sale. The warehouse facility is not guaranteed by us. As of December 31, 2001, $18.0 million was available for borrowing under the warehouse facility.

To finance the construction of certain on-site and off-site infrastructure improvements at many of our projects, we have used community development district and improvement district bond financing. User fees and special assessments payable upon sale of the property benefited by the underlying improvements are designed to fund bond debt service, including principal and interest payments, as well as program operating and maintenance cost. Although we are not obligated directly to repay all of the outstanding bonds, we do pay a portion of the fees and assessments securing the bonds and have guaranteed debt service shortfalls of certain district bond programs. The amount of bond obligations issued with respect to our communities total $204.2 million at December 31, 2001. We have accrued $36.3 million as of December 31, 2001, as our estimate of the amount of bond obligations that we may be required to fund. We may, subject to limitations in the senior secured credit facility, use district financing to a greater extent in the future.

We released 10 towers for reservation and commenced construction on 10 towers during 2001. We intend to use construction loans and customer deposits to construct high-rise towers. After the construction loans are repaid from the proceeds of closings with buyers, remaining proceeds will be available for general use. As of December 31, 2001, we had construction loans in place for 8 towers with $51.6 million outstanding and $275.2 million of remaining undrawn commitments. We expect to begin construction on 5 towers and are scheduled to close 6 towers in 2002 which will generate significant cash flow after repayment of the related construction loans.

During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of December 31, 2001, we had contracts or options aggregating $106.5 million, including deposits of $2.6 million, to acquire approximately 1,900 acres of land that are expected to yield approximately 3,900 residential units. Payments of approximately $72.0 million are expected to be made during 2002 with the balance paid in future years. We will incur land development costs for improving overall community infrastructure such as water, sewer, streets and landscaping and for developing the amenity packages such as golf courses, marinas and club facilities. A significant portion of these costs are incurred in the initial phases of a project. We recently commenced development of two new projects, Sun City Center Fort Myers and Tarpon Bay and expect to commence development of four to six other communities this year, including Evergrene, Tuscany Reserve, Hammock Bay and Venetian Golf and River Club, where we anticipate closings to start in 2003.

Our real estate development is dependent upon the availability of funds to finance current and future development. We plan to continue to grow and expect to fund this growth through the generation of cash flow from operations, from the availability of funds under our credit facilities, from new construction loans and from future debt and equity offerings. We believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements to acquire capital assets and land, to develop land improvements and construction activities and to meet any other needs of our business, both on a short- and long-term basis. If we do not have sufficient capital resources to fund our development and expansion, projects may be delayed, resulting in possible adverse effects on our results of operations. No assurance can be given as to the terms, availability or cost of any future financing we may need. If we are at any time unable to service our debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to us. Furthermore, as a result of the events of September 11, 2001, considerable economic and political uncertainties could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the homebuilding industry generally.

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate services projects. We do not consolidate partnerships and joint ventures where unanimous consent by both partners is required for making major decisions, and where we do not have control directly or indirectly, over major decisions. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact to our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At December 31, 2001, none of our partnerships or joint ventures had outstanding debt. However, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

INFLATION

Our costs of operations may be impacted by inflation as the strength of the current economic environment places upward pressure on the cost of labor and materials. In addition, certain raw materials used by us in our homebuilding operations are susceptible to commodity price increases. Unless these cost increases are passed on to customers through increased home and service prices, our operating margins may be reduced. In addition, in times of inflation, the reduced availability of attractive mortgage financing for purchasers of our homes may have an adverse effect on sales. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can result in lower operating margins. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

The volatility of interest rates could have an adverse effect on our future operations and liquidity. Among other things, these conditions may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to us by banks, investment bankers and mortgage bankers.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal factors that could cause the Company’s actual results to differ materially from the forward-looking statements include:

•	the ability to raise capital and grow the Company’s operations on a profitable basis;

•	the ability to compete in the Florida real estate market;

•	the ability to obtain necessary permits and approvals for the development of our land;

•	the ability to pay principal and interest on outstanding debt;

•	the ability to borrow and obtain surety bonds in the future;

•	adverse legislation or regulation;

•	availability of labor or material costs or significant increase in their costs;

•	increases in interest rates;

•	the level of consumer confidence;

•	the availability and cost of land in desirable areas and ability to expand successfully into these areas;

•	natural disasters;

•	unanticipated litigation or legal proceedings;

•	conditions in the capital, credit and homebuilding markets;

•	the ability to sustain or increase historical revenues and profit margins;

•	risks associated with increased insurance costs or unavailability of adequate coverage, perceived risk of travel and changes in economic conditions due to recent events; and

•	the continuation of current trends and the general economic conditions.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

If one or more of these risks or uncertainties materializes, or if underlying assumptions provide incorrect, our actual results may vary materially from those expected, estimated or projected.

The Company undertakes no obligation to update any forward-looking statements in this Report or elsewhere.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on the variable rate portion of our debt. We hedge a portion of our exposure to changes in interest rates by entering into interest rate swap agreements to lock in a fixed interest rate.

The following table sets forth, as of December 31, 2001, WCI debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts and weighted average interest rates of WCI interest rate swaps.

	Year Ended December 31,

								FMV at
	2002	2003	2004	2005	2006	Thereafter	Total	12/31/01

	(in thousands)
Debt:

Fixed rate	$—	$—	$—	$—	$—	$350,000	$350,000	$361,375

Average interest rate	—	—	—	—	—	10.63%	10.63%

Variable rate	$30,860	$41,558	$255,257	$—	$—	$—	$327,675	$327,675

Average interest rate	4.63%	4.71%	4.81%	—	—	—	4.68%

Interest rate swaps

Variable to fixed	$160,000	$40,000	$50,000	$—	$—	$—	$250,000	$(4,001)

Average pay rate	5.62%	5.70%	5.68%	—	—	—	5.65%

Average receive rate	*	*	*	*	*	*	*

*	90-Day Libor

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Board of Directors and Shareholders of
WCI Communities, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of WCI Communities, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida

January 31, 2002, except as to changes in shares authorized and issued described in Note 1 and the status of litigation described in Note 19 which are as of March 15, 2002

WCI Communities, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31,
	2001	2000

Assets

Cash and cash equivalents	$57,993	$55,737

Restricted cash	19,115	15,521

Contracts receivable	399,716	228,742

Mortgage loans held for sale	35,010	—

Mortgage notes and accounts receivable	23,764	33,322

Real estate inventories	774,443	649,007

Investments in amenities	37,859	34,832

Property and equipment	99,726	81,317

Investments in joint ventures	37,855	35,792

Other assets	48,647	38,109

Goodwill and other intangible assets	37,064	40,717

Total assets	$1,571,192	$1,213,096

Liabilities and Shareholders’ Equity

Accounts payable and accrued expenses	$178,737	$146,432

Customer deposits and other liabilities	227,963	170,860

Deferred income tax liabilities	26,550	15,715

Community development district obligations	36,286	26,944

Senior secured credit facility	250,000	289,000

Senior subordinated notes	354,936	—

Mortgages and notes payable	77,675	115,418

Finance subsidiary debt	—	72,495

Subordinated notes, 81% due to related parties	—	57,010

	1,152,147	893,874

Commitments and contingencies (Note 19)

Shareholders’ equity:

Common stock, $.01 par value; 50,000,000 shares authorized and 36,513,898 and 36,506,439 shares issued, respectively	365	365

Additional paid-in capital	139,193	139,148

Retained earnings	282,739	180,504

Treasury stock, at cost, 132,183 shares, respectively	(795)	(795)

Accumulated other comprehensive loss	(2,457)	—

Total shareholders’ equity	419,045	319,222

Total liabilities and shareholders’ equity	$1,571,192	$1,213,096

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Income
(dollars in thousands, except share data)

	For the years ended
	December 31,
	2001	2000	1999

Revenues

Homebuilding	$906,057	$614,665	$428,837

Parcel and lot	47,868	130,918	131,673

Amenity membership and operations	75,340	70,974	76,307

Real estate services and other	81,018	65,595	44,599

Total revenues	1,110,283	882,152	681,416

Costs of Sales

Homebuilding	624,550	445,386	324,791

Parcel and lot	30,150	59,377	75,865

Amenity membership and operations	50,532	55,820	63,596

Real estate services and other	60,416	46,351	19,676

Total costs of sales	765,648	606,934	483,928

Contribution margin	344,635	275,218	197,488

Other Expenses

Interest expense, net	52,532	43,363	42,621

Selling, general, administrative and other	103,124	80,483	64,480

Real estate taxes, net	7,355	9,315	7,581

Depreciation	5,555	4,425	4,398

Amortization of goodwill and intangible assets	3,653	3,229	2,383

Total other expenses	172,219	140,815	121,463

Income before income taxes and extraordinary item	172,416	134,403	76,025

Income tax (expense) benefit	(68,223)	(52,462)	5,562

Income before extraordinary item	104,193	81,941	81,587
Extraordinary item, net of tax

Net loss on debt restructuring	(1,958)	—	(1,694)

Net income	102,235	81,941	79,893

Other comprehensive loss, net of tax

Cumulative effect of a change in accounting principle	(746)	—	—

Unrealized derivative losses	(1,711)	—	—

Other comprehensive loss	(2,457)	—	—

Comprehensive Income	$99,778	$81,941	$79,893

Earnings (loss) per share:

Basic

Income before extraordinary item	$2.86	$2.25	$2.24

Extraordinary item	$(.05)	$—	$(.05)

Net income	$2.81	$2.25	$2.19

Diluted

Income before extraordinary item	$2.80	$2.25	$2.24

Extraordinary item	$(.05)	$—	$(.05)

Net income	$2.75	$2.25	$2.19

Weighted average number of shares

Basic	36,381,715	36,379,927	36,479,555

Diluted	37,268,832	36,379,927	36,479,555

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands, except share data)

	Common Stock				Accumulated
	Par Value $.01		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 1998	25,456,348	$254	$139,032	$18,670	$—	$—	$157,956

1.4 for 1 stock split effected in February 2002	11,050,091	111	(111)	—	—	—	—

Net income	—	—	—	79,893	—	—	79,893

Purchase of treasury stock	(58,060)	—	—	—	—	(349)	(349)

Balance at December 31, 1999	36,448,379	365	138,921	98,563	—	(349)	237,500

Net income	—	—	—	81,941	—	—	81,941

Contribution	—	—	227	—	—	—	227

Purchase of treasury stock	(74,123)	—	—	—	—	(446)	(446)

Balance at December 31, 2000	36,374,256	365	139,148	180,504	—	(795)	319,222

Net income	—	—	—	102,235	—	—	102,235

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(746)	—	(746)

Change in unrealized derivative losses, net of tax	—	—	—	—	(1,711)	—	(1,711)

Exercise of stock options	7,459	—	45	—	—	—	45

Balance at December 31, 2001	36,381,715	$365	$139,193	$282,739	$(2,457)	$(795)	$419,045

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the years ended
	December 31,
	2001	2000	1999

Cash flows from operating activities:

Net income	$102,235	$81,941	$79,893

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Net loss on debt restructuring	1,958	—	1,694

Release of tax asset valuation allowance, net	—	—	(18,500)

Deferred income taxes	12,379	15,715	—

Depreciation and amortization	9,208	7,654	6,781

Amortization of debt issue costs to interest expense	3,919	4,630	4,522

Amortization of premium on issuance of senior subordinated notes	(314)	—	—

Gain on sale of property and equipment	(4,981)	(4,507)	—

(Earnings) losses from investments in joint ventures	(1,911)	(1,320)	56

Contributions to investments in joint ventures	(6,808)	(12,046)	(1,729)

Distributions from investments in joint ventures	6,656	2,968	1,884

Changes in assets and liabilities:

Restricted cash	(3,594)	1,144	5,143

Contracts receivable	(170,974)	(110,073)	42,379

Mortgage loans held for sale	(35,010)	—	—

Accounts receivable	1,116	(11,041)	18,390

Real estate inventories	(125,436)	(48,548)	(138,930)

Investments in amenities	2,319	9,112	4,921

Other assets	(5,525)	(11,937)	17,758

Accounts payable and accrued expenses	33,538	58,040	(4,011)

Customer deposits and other liabilities	53,102	47,061	(1,229)

Net cash (used in) provided by operating activities	(128,123)	28,793	19,022

Cash flows from investing activities:

Additions to mortgage notes receivable	(2,433)	(5,388)	(8,080)

Proceeds from repayment of mortgage notes receivable	10,875	7,150	15,932

Net proceeds from sale of investment in real estate	—	—	3,000

Additions to property and equipment, net	(30,815)	(12,089)	(11,833)

Proceeds from sale of property and equipment	6,486	14,175	—

Payment for purchase of assets of real estate brokerages	—	(4,064)	(350)

Net cash used in investing activities	(15,887)	(216)	(1,331)

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)

	For the years ended
	December 31,
	2001	2000	1999

Cash flows from financing activities:

Senior secured credit facility:

Net (repayments) borrowings on revolving line of credit	$(39,000)	$(47,630)	$1,750

Borrowing on term loan	—	50,000	200,000

Repayments on term loan	—	—	(141,000)

Proceeds from borrowings on mortgages and notes payable	81,028	85,452	38,861

Repayment of mortgages and notes payable	(118,771)	(53,367)	(92,753)

Proceeds from borrowings on senior subordinated notes	355,250	—	—

Repayment of subordinated notes	(57,010)	—	—

Debt issue costs	(12,123)	(4,281)	(10,857)

Proceeds from borrowings on finance subsidiary debt	—	72,495	84,886

Repayment of finance subsidiary debt	(72,495)	(98,862)	(80,182)

Net borrowings (reductions) on community development district obligations	9,342	(9,920)	(5,613)

Proceeds from exercise of stock options	45	—	—

Contribution	—	227	—

Purchase of treasury stock	—	(446)	(349)

Net cash provided by (used in) financing activities	146,266	(6,332)	(5,257)

Net increase in cash and cash equivalents	2,256	22,245	12,434

Cash and cash equivalents at beginning of year	55,737	33,492	21,058

Cash and cash equivalents at end of year	$57,993	$55,737	$33,492

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

1.	Business Organization

WCI Communities, Inc. (the Company) is a fully integrated homebuilding and real estate services company with over 50 years of experience in the design, construction, and operation of leisure-oriented, amenity-rich master-planned communities. Prior to August 31, 2001, the Company was a wholly owned subsidiary of Watermark Communities, Inc. (Watermark). On August 31, 2001, Watermark was merged into the Company, and all outstanding shares of Watermark were exchanged for the Company’s common stock. At the time of the merger, Watermark’s only significant asset was its investment in the Company.

The Company’s business lines include homebuilding, amenities operations, real estate services and parcel and lot sales. The Company designs, sells and builds single and multi-family homes serving primary, second and retirement homebuyers. In addition, the Company designs, sells and builds luxury towers, which primarily target affluent homebuyers. The amenities business includes owning and operating golf, marina and recreational facilities. The amenities business generates revenues from the sale of country club memberships and marina slips and by retaining ownership of income producing amenity properties. The real estate services business provides real estate brokerage, mortgage banking, title insurance and property management. The Company strategically sells parcels and lots within its communities to developers for the construction of commercial, industrial and rental properties that it does not ordinarily develop. The Company also sells selected lots directly to buyers for the design and construction of large custom homes.

On February 7, 2002 the Company’s Board of Directors declared a 1.43408 for 1 stock split. Unless otherwise indicated, all references to the numbers of shares, options for purchase of common stock and per-share information in the financial statements and related notes have been adjusted to reflect this stock split on a retroactive basis.

On March 4, 2002, the Company’s shareholders approved an increase in the authorized number of shares from 50,000,000 to 100,000,000.

During March 2002, the Company issued 7,935,000 shares of common stock in a public offering realizing approximately $140,212 in aggregate net proceeds.

The Company’s operations are in Florida. Consequently, any significant economic downturn in the Florida market could potentially have an effect on the Company’s business, results of operations and financial condition.

2.	Significant Accounting Policies

A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements follows.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The equity method of accounting is applied in the accompanying consolidated financial statements with respect to those investments in joint ventures, in which the Company has less than a controlling interest. All material intercompany balances and transactions are eliminated in consolidation.

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Revenue and Profit Recognition from Sales of Real Estate

Single and multi-family home building revenue is recognized at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met and the related sold inventory is classified as completed inventory.

Revenue for tower residences under construction is recognized on the percentage-of-completion method. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. Revenue is recorded when construction is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a refund except for nondelivery of the residence, a substantial percentage of residences are under firm contracts, collection of the sales price is assured and costs can be reasonably estimated. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. Any sales after the completion of tower residence construction are recorded as revenue on the completed contract method. As of December 31, 2001, twelve tower residence projects are under construction, eleven of which are beyond the preliminary stage of construction and sufficient units have been sold to meet the criteria for percentage-of-completion revenue recognition.

Revenue from land sales is recognized at the time of closing. The related profit is recognized in full when collectibility of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred under the deposit method and the related inventory is classified as completed inventory. Deferred income consists of estimated profits on land sales, which require various forms of continued involvement by the Company, and is included in other liabilities. Deferred income is recognized as the Company’s involvement is completed.

Real Estate Inventories and Cost of Sales

Real estate inventories consist of developed and undeveloped land, tower residences and homes completed and under construction and land under development. Real estate inventories, including capitalized interest and real estate taxes, are carried at the lower of cost or fair value determined by evaluation of individual projects. Total land and common development costs are apportioned on the relative sales value method for each project, while site specific development costs are allocated directly to the benefited land. Whenever events or circumstances indicate that the carrying value of the real estate inventories and investments in real estate may not be recoverable, impairment losses are recorded and the related assets are adjusted to their estimated fair market value, less selling costs. Warranty liabilities for homebuilding activities are estimated based on historical experience. The Company subcontracts all construction to others and its contracts require subcontractors to repair or replace deficiencies related to their trades.

Capitalized Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to the development of lots and parcels and construction of tower residences are capitalized to real estate inventories during the active development period. The Company’s strategy is to master plan, develop and build substantially all of the homes in its communities. Accordingly, substantially all projects, exclusive of finished lots and parcels and completed towers, are undergoing active development. Interest and real estate taxes capitalized to real estate inventories are amortized to interest expense and real estate tax expense as related inventories are sold. Interest incurred relating to the construction of amenities is capitalized to investments in amenities for equity membership clubs or property and equipment for clubs to be retained and operated by the Company. Interest capitalized to investments in amenities is

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

amortized to interest expense as related memberships are sold. Interest capitalized to property and equipment is included in the base cost and depreciated on the straight-line method over the estimated useful lives of the related assets.

The following table is a summary of capitalized and amortized interest and real estate taxes:

	For the years ended
	December 31,
	2001	2000	1999

Total interest incurred	$63,328	$62,100	$60,503

Debt issue cost amortization	3,919	4,630	4,522

Interest amortized	18,443	14,233	15,759

Interest capitalized	(33,158)	(37,600)	(38,163)

Interest expense, net	$52,532	$43,363	$42,621

Real estate taxes incurred	$11,261	$11,335	$10,226

Real estate taxes amortized	1,065	2,238	1,305

Real estate taxes capitalized	(4,971)	(4,258)	(3,950)

Real estate taxes, net	$7,355	$9,315	$7,581

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original purchased maturity of three months or less as cash equivalents. Restricted cash consists principally of amounts held in escrow pursuant to certain loan agreements and escrow accounts representing customer deposits restricted as to use. The credit risk associated with cash, cash equivalents and restricted cash is considered low due to the quality of the financial institutions in which these assets are held.

Mortgage Loans Held for Sale

The Company’s subsidiary, Financial Resources Group, Inc. (FRG), originates home mortgages which are later sold to mortgage investors. Mortgage loans held for sale are stated at the lower of cost or market value based upon purchase commitments from third-party mortgage investors or prevailing market for loans not yet committed to an investor. Substantially all of these loans are sold within 40 days of origination. Losses are recorded when incurred and gains are realized upon sale. For the year ended December 31, 2001, the Company recorded approximately $231 of gains on the sale of loans. The weighted average interest rate of mortgage loans held for sale was 6.7% at December 31, 2001.

Investments in Amenities and Amenity Operations

Amenities include clubhouses, golf courses, marinas, tennis courts and various other recreation facilities. Revenues from amenity operations include sale of memberships and marina slips, billed membership dues and fees for services provided. Dues are billed on an annual basis in advance and are recorded as deferred revenue and then recognized as revenue ratably over the term of the membership year. Revenues for services are recorded when the service is provided.

The Company constructs amenities in conjunction with the development of certain planned communities and accounts for related costs in accordance with Statement of Financial Accounting Standards (SFAS) 67. Land and development costs are allocated between homebuilding, land sales and amenities products based on the

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

relative fair value before construction of each component. Amenities are either transferred to common interest realty associations (CIRAs), equity membership clubs, or retained and operated.

The cost of amenities conveyed to a CIRA are classified as a common cost of the community and included in real estate inventories. These costs are allocated to cost of sales on the basis of the relative sales value of the homes sold.

The cost of amenities conveyed through the Company’s equity membership and marina slip sales programs are classified as investments in amenities. Membership sales and the related cost of sales are initially recorded under the cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based upon changes in circumstances. If the Company can demonstrate that it will recover proceeds in excess of remaining carrying value, the full accrual method is then applied.

The cost of amenities retained and operated by the Company are accounted for as property and equipment and depreciated over their estimated useful lives. If an operating amenity is converted to an equity club, the related assets are reclassified from property and equipment to investment in amenities and depreciation is ceased. Upon reclassification, the sale of equity memberships and the recognition of related cost of sales is determined in the same manner as other amenities that are being sold through an equity membership program.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and are depreciated on the straight-line method over their estimated useful lives. Provisions for impairment are recorded when estimated future cash flows from operations and projected sales proceeds are less than the net carrying value. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements, which extend useful lives, are capitalized.

Other Assets

Other assets primarily consist of prepaid expenses and debt issue costs. Debt issue costs, principally loan origination and related fees, are deferred and amortized over the life of the respective debt using the straight-line method, which approximates the effective interest method.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the Company’s cost of business assets acquired over the fair value of identifiable assets acquired and liabilities assumed and amortized over 15 years on a straight-line basis. Other intangible assets represent identifiable other assets acquired and are amortized over the estimated useful lives from 5 to 30 years on the straight-line basis. Accumulated amortization was $9,464 and $5,811 at December 31, 2001 and 2000, respectively. The Company annually evaluates the recoverability of goodwill and the amortization period. Several factors are used to evaluate goodwill, including management’s plans for future operations, recent operating results and estimated future undiscounted cash flows associated with the related assets. In the event facts and circumstances indicate the carrying value of goodwill is impaired, it would be written down to its estimated fair value.

Customer Deposits and Other Liabilities

Customer deposits represents amounts received from customers under real estate and equity club membership sales contracts. Other liabilities primarily includes deposits, deferred income and land option obligations.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Debt

For the years ended December 31, 2001 and 2000, aggregate debt had a weighted average annual effective interest rate of 10.2% and 11.2%, respectively. The Company records the net cost or net benefit of interest rate protection arrangements monthly as an increase or decrease to interest expense.

Implementation of Statement of Financial Accounting Standards (SFAS) 133

Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring all derivatives be measured at fair value and recognized in the balance sheet. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Company does not enter into or hold derivatives for trading or speculative purposes.

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

The Company has various interest rate swap agreements with counterparties that are major financial institutions. The swap agreements effectively fix the variable interest rate on approximately $250,000 of the senior secured credit facility. The interest rate swap agreements expire February 2002 ($160,000), February 2003 ($40,000) and February 2004 ($50,000). The swap agreements have been designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet. The related gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income or loss. The Company accounts for its interest rate swaps using the shortcut method. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments. The net effect on the Company’s operating results is that interest on the variable-rate debt being hedged is recorded based on fixed interest rates. In accordance with the transition provisions of SFAS 133, on January 1, 2001, the Company recorded a cumulative-effect type adjustment of $746 (net of tax benefit of $469) in customer deposits and other liabilities and accumulated other comprehensive loss to recognize the fair value of the interest rate swap agreements. Subsequent to adoption of SFAS 133, the liability and accumulated other comprehensive loss increased $1,711 (net of tax benefit of $1,075) to $2,457. The interest rate swap agreements had a fair value and estimated unrealized loss of approximately $4,001 at December 31, 2001. The fair value of the interest rate swap agreements was estimated based on quoted market rates of similar financial instruments.

Fair Value of Financial Instruments

Financial instruments consist of mortgage notes and accounts receivable, mortgage loans held for sale, accounts payable and accrued expenses, customer deposits and other liabilities, senior secured credit facilities, finance subsidiary debt, mortgage and notes payable, community development district obligations, and senior subordinated debt. For financial instruments other than senior subordinated debt, the carrying amounts approximate their fair value because of their short maturity and in some cases because they bear interest at

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

market rates. The estimated fair value of senior subordinated debt was $361,375 at December 31, 2001 and was based on dealer quotes.

Income Taxes

The Company accounts for income taxes in accordance SFAS 109, Accounting for Income Taxes. This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Employee Benefit and Incentive Plans

Company employees who meet certain requirements as to age and service are eligible to participate in the Company’s benefit plans. For the years ended December 31, 2001, 2000 and 1999, the Company’s expenses related to the plans were $2,760, $2,475 and $967, respectively.

The Management Incentive Compensation Plan (MICP) rewards key employees for their contribution to achievement of Company goals. The program establishes a targeted award based upon the level and role for each eligible participant. The Company’s expenses related to the MICP were $7,701, $7,600 and $3,756 for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock Incentive Plan

The Company adopted employee stock award and stock option programs in which certain Company employees participate. These programs are designed to reward senior employees for past service and to provide an incentive for their continued contributions. On August 31, 2001, all outstanding options for Watermark common stock held by the Company’s employees and directors were exchanged for options to purchase the Company’s common stock.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options. The Company’s outstanding stock options for December 31, 2000 and 1999 had no dilutive effect on earnings per share.

Information pertaining to the calculation of earnings per share for each of the three years ended December 31, 2001 is as follows:

	2001	2000	1999

Basic weighted average shares	36,381,715	36,379,927	36,479,555

Stock options	887,117	—	—

Diluted weighted average shares	37,268,832	36,379,927	36,479,555

Treasury Stock

The Company repurchases shares of common stock, which are recorded as treasury stock and result in a reduction to stockholders’ equity. For treasury shares reissued in the future, the Company will use a first-in, first-out method and the excess of the repurchase cost over reissued cost will reduce retained earnings.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Consolidated Statement of Cash Flows – Supplemental Disclosures

	For the years ended
	December 31,

	2001	2000	1999

Interest paid (net of amount capitalized)	$20,500	$24,268	$22,791

Assets acquired under capital lease	$55	$978	$—

Net federal and state taxes paid	$59,056	$6,039	$7,381

The Company made the following non-monetary reclassifications during 2001, 2000 and 1999:

	2001	2000	1999

Property and equipment to investments in amenities	$5,346	$—	$3,785

Accounts payable and accrued expenses to finance subsidiary debt	—	2,618	3,860

Other liabilities to real estate inventories	—	—	811

Mortgage notes payable to real estate inventories	—	—	1,095

Real estate inventories to other assets	—	—	1,095

Real estate inventories to mortgage notes and accounts receivable	—	—	5,070

Investments in amenities to property and equipment	—	—	1,371

Non-monetary transactions arising from acquisitions included approximately $8,253 and $1,050 in 2000 and 1999, respectively.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Implementation of SFAS 141 did not have an effect on the financial statements of the Company. SFAS 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually. SFAS 142 will be effective for the Company’s fiscal year 2002 and is immediately effective for goodwill and intangible assets acquired after June 30, 2001. Application of the provision prohibiting the amortization of goodwill is expected to result in an increase in income before income taxes of approximately $3,200 in the year ended December 31, 2002. During 2002, the Company will complete the required tests for impairment of goodwill. The Company does not currently believe its goodwill is impaired.

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

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

SFAS 144 will be effective for the Company’s fiscal year 2002. The Company expects the adoption of SFAS 144 will not have a significant adverse effect on its financial position or results of operations.

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

3. Segment Information

The Company operates in three reportable business segments: homebuilding, parcel and lot, and amenity membership and operations. The homebuilding segment builds and markets single and multi-family homes and mid-rise and high-rise tower residences. The parcel and lot segment develops and sells land parcels and lots within the Company’s communities to commercial developers, individuals and, to a lesser degree, homebuilders. The amenity membership and operations segment includes the operations and sale of memberships in golf country clubs, marina slips, tennis and recreation facilities. The Company’s reportable segments are strategic business operations that offer different products and services. They are managed separately because each business requires different expertise and marketing strategies. Revenues from segments below the quantitative thresholds are primarily attributable to real estate services such as brokerage, title company, property management and mortgage banking operations.

The accounting policies of the segments are the same as those described in significant accounting policies. Transfers between segments are recorded at cost. The Company evaluates financial performance based on the segment contribution margin. The table below presents information about reported operating income for the years ended December 31, 2001, 2000 and 1999. Asset information by reportable segment is not presented since the Company does not prepare such information.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Year ended December 31, 2001

	Homebuilding			Amenity

	Mid- and	Single and	Parcel	Membership	All	Segment
	High-rise	Multi-family	and Lot	and Operations	Other	Totals

Revenues	$413,481	$492,576	$47,868	$75,340	$75,020	$1,104,285

Interest income	—	—	—	—	1,100	1,100

Contribution margin	178,169	103,338	17,718	24,808	15,704	339,737

Year ended December 31, 2000

	Homebuilding			Amenity

	Mid- and	Single and	Parcel	Membership	All	Segment
	High-rise	Multi-family	and Lot	and Operations	Other	Totals

Revenues	$233,457	$381,208	$130,918	$70,974	$58,656	$875,213

Interest income	—	—	—	—	2,197	2,197

Contribution margin	100,546	68,733	71,541	15,154	14,502	270,476

Year ended December 31, 1999

	Homebuilding			Amenity

	Mid- and	Single and	Parcel	Membership	All	Segment
	High-rise	Multi-family	and Lot	and Operations	Other	Totals

Revenues	$159,117	$269,720	$131,673	$76,307	$42,277	$679,094

Interest income	—	—	—	—	2,528	2,528

Contribution margin	56,595	47,451	55,808	12,711	25,129	197,694

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

A reconciliation of total segment revenue to total consolidated revenue and of total segment contribution margin to consolidated net income before income tax and extraordinary items for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999

Revenue

Total segment revenue	$1,105,385	$877,410	$681,622

Gain (loss) on assets held for investment	4,898	4,742	(206)

Total revenue	$1,110,283	$882,152	$681,416

Net income

Segment contribution margin	$339,737	$270,476	$197,694

Gain (loss) on assets held for investment	4,898	4,742	(206)

Corporate overhead and costs	(110,479)	(89,798)	(72,061)

Interest expense, net	(52,532)	(43,363)	(42,621)

Depreciation and amortization	(9,208)	(7,654)	(6,781)

Income before income taxes and

extraordinary item	$172,416	$134,403	$76,025

4. Mortgage Notes and Accounts Receivable

Mortgage notes and accounts receivable are summarized as follows:

	December 31,

	2001	2000

Mortgage notes receivable	$5,354	$13,796

Accounts receivable	18,410	19,526

	$23,764	$33,322

Accounts receivable are generated through the normal course of business operations and are unsecured.

Mortgage notes receivable are generated through the normal course of business, primarily parcel and lot sales, and are collateralized by liens on property sold. Mortgage notes receivable with below market rates are discounted at a market rate prevailing at the date of issue. Significant concentration of mortgage notes receivable have resulted from the sale of Florida real estate inventories to four independent homebuilders, approximating 75% at December 31, 2001. Interest rates on mortgage notes receivable with maturities in excess of one year at December 31, 2001 and 2000 range from 7.0% to 9.0% and 6.5% to 9.0%, respectively. The average interest rate on mortgage notes receivable with maturities in excess of one year approximated 7.0% and 6.7% at December 31, 2001 and 2000, respectively.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Following is a schedule of maturities of mortgage notes receivable at December 31, 2001.

2002	$4,317

2003	252

2004	157

2005	157

2006	157

Thereafter	314

Mortgage notes receivable	$5,354

5. Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,

	2001	2000

Land	$170,746	$173,226

Work in progress:

Land and improvements	231,750	284,493

Condominiums	176,698	35,490

Homes	123,747	68,401

Completed inventories:

Land and improvements	49,051	73,382

Condominiums	6,564	1,274

Homes	15,887	12,741

	$774,443	$649,007

Completed inventories at December 31, 2001 and 2000 include $600 and $1,671, respectively, of inventory sold subject to significant continuing obligations, which precluded revenue recognition.

6. Investments in Amenities

Investments in amenities consist of the following:

	December 31,

	2001	2000

Investment in equity club memberships and marina slips	$37,145	$34,255

Investment in clubs planned for equity conversion and under construction	714	577

	$37,859	$34,832

Equity golf course and club facility amenities are conveyed through sale of memberships.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

7. Property and Equipment

Property and equipment consist of the following:

	Estimated
	Useful Life	December 31,
	(in years)	2001	2000

Land and improvements	15	$1,578	$1,376

Buildings and improvements	30 to 39	14,370	9,224

Furniture, fixtures and equipment	3 to 10	26,381	22,125

Assets under construction	—	1,147	134

		43,476	32,859

Amenities:

Land and improvements	15	33,105	26,648

Buildings and improvements	30 to 39	19,017	13,591

Furniture, fixtures and equipment	3 to 10	4,162	2,447

Marinas	20	4,377	2,658

Assets under construction	—	10,064	12,761

Total amenities		70,725	58,105

		114,201	90,964

Less accumulated depreciation		(14,475)	(9,647)

Property and equipment		$99,726	$81,317

Property and equipment at December 31, 2001 includes $8,250 of golf course and club facilities sold subject to significant continuing obligations which preclude revenue recognition.

8. Investments in Joint Ventures

Investments in joint ventures represent the Company’s ownership interest in real estate limited partnerships and are accounted for under the equity method. The Company does not guarantee the debt or other obligations of these partnerships. At December 31, 2001 investments in joint ventures consists of the following:

	Percentage of	Type and Location
Name of Venture	Ownership	of Property

Tiburon Golf Ventures Limited Partnership	51%	Golf club - Naples, Florida

Pelican Landing Golf Resort		Golf club -

Ventures Limited Partnership	51%	Bonita Springs, Florida

Pelican Landing Timeshare		Undeveloped land planned for

Ventures Limited Partnership	51%	multi-family timeshare units -

		Bonita Springs, Florida

Norman Estates at Tiburon		Single-family residential units under

Limited Partnership	50%	development - Naples, Florida

Walden Woods Business		Mixed-use industrial park -

Center Limited Partnership	50%	Plant City, Florida

Pelican Isle Yacht Club Limited Partnership	49%	Yacht club - Naples, Florida

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

The Company does not consolidate investments in joint ventures where unanimous consent by both partners is required for making major decisions such as selling, transferring or disposing of substantial joint venture assets and it does not have control directly or indirectly. The Company’s share of net earnings (loss) is based upon its ownership interest. The Company may be required to make additional cash contributions to the ventures, pursuant to the venture agreements, to avoid the loss of all or part of its interest in such ventures.

The Company enters into agreements to provide development, project management and golf course operation management services. The Company provided these services to selective joint venture interests and recorded net fee revenue of $1,730, $712 and $357 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company eliminates development and project management fees to the extent of its ownership interest.

In 1996, the Company sold its Bighorn property located in Palm Desert, California. In conjunction with the sale, the Company received cash consideration and a Class B limited partnership interest. This interest entitles the Company to receive an allocation of the buyer’s future net profits after allocation of preferred returns to other partners as defined in the limited partnership agreement. No profit allocations have been recorded under this interest and no cash has been received through December 31, 2001.

Differences between the Company’s investments in joint ventures and the equity in underlying net assets are primarily attributable to acquisition purchase accounting, agreed upon values among the Partners for contributed assets and other basis differences. The aggregate condensed financial information reflects the financial information of the unconsolidated joint ventures and is summarized as follows:

	December 31,

	2001	2000

Assets

Club facilities, property and equipment, net	$78,873	$26,378

Real estate inventories	25,493	67,905

Other assets	8,524	15,552

Total assets	$112,890	$109,835

Liabilities and Partners’ Capital

Accounts payable, deposits and other liabilities	$27,423	$23,950

Notes and mortgages payable	—	1,000

Total liabilities	27,423	24,950

Capital — other partners	42,514	41,943

Capital — the Company	42,953	42,942

Total liabilities and partners’ capital	$112,890	$109,835

	For the years ended December 31,

	2001	2000	1999

Combined Results of Operations

Revenues	$27,272	$18,138	$10,537

Net (loss) income	$(1,949)	$1,104	$178

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

9. Senior Secured Credit Facility

The outstanding balances of the senior secured credit facility consist of the following:

	December 31,

	2001	2000

Amortizing term loan	$250,000	$250,000

Revolving line of credit	—	39,000

	$250,000	$289,000

In April 2000, the Company amended and restated its senior secured credit facility. The new Senior Secured Facility Agreement provides for a $250,000 amortizing term loan and a $200,000 revolving loan. The loans mature in February 2004, and the initial interest rate is the lender’s “base rate” plus a spread of .25% or the Eurodollar base rate plus a spread of 2.75%, payable in arrears. The lender’s and Eurodollar base rates can be reduced by up to .25% and .50%, respectively, or increased by .25% and .25%, respectively, if certain conditions are met. The term loan and revolving line are cross-collateralized by blanket first mortgages and liens on substantially all assets of the Company and contain financial and operational covenants that under certain circumstances limit the Company’s ability to, among other items, incur additional debt, pay dividends, repurchase capital stock and make certain investments. In connection with the amendment, $6,945 in unamortized debt issue costs was recorded as additional loan cost of the new Senior Facility. In February 2001 the Company amended its senior secured credit facility to permit the issuance of the Senior Subordinated Notes. The Company incurred fees of $845, $250 and $139 assessed by the lender on the available revolving line of credit for December 31, 2001, 2000 and 1999, respectively.

The term loan agreement requires semi-annual principal installments of $5,000 commencing on January 31, 2002. The revolving loan agreement allows for prepayments and additional borrowings to the maximum amount, provided an adequate collateral borrowing base is maintained. The revolving loan allows an allocation of the unused balance for issuance of a maximum of $30,000 for stand-by letters of credit of which $6,286 is outstanding at December 31, 2001.

10. Senior Subordinated Notes

The Company issued $250,000 of 10.625% senior subordinated notes on February 20, 2001 in a private placement and on June 8, 2001, issued an additional $100,000 of 10.625% senior subordinated notes for $105,250, plus accrued interest. Effective June 21, 2001, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission offering to exchange the unregistered notes for notes registered under the Securities Act of 1933, as amended. The exchange was completed on July 31, 2001. The terms of the registered notes are substantially identical to the unregistered notes, except the registered notes do not contain transfer restrictions. The notes mature on February 15, 2011 and interest is payable semi-annually in arrears on each February 15 and August 15, commencing August 15, 2001. The notes are subordinated to all existing and future senior debt. The notes indenture contains financial and operational covenants that under certain circumstances limit the Company’s and its subsidiaries’ ability to, among other items, incur additional debt, pay dividends, repurchase capital stock, and make certain investments.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

11. Finance Subsidiary Debt

In August 2001, FRG entered into a $10,000 warehouse credit facility (Credit Facility) agreement with a commercial bank. In December 2001, FRG amended and restated the Credit Facility to increase the maximum loan amount to $18,000. The Credit Facility is payable on demand and accrues interest on outstanding advances at FRG’s election of LIBOR plus 2% or the overnight federal funds rate plus 2.15%. The Credit Facility is collateralized by a blanket first priority lien on all FRG assets, requires the maintenance of an adequate collateral borrowing base and the maintenance of certain financial covenants. At December 31, 2001 there were no outstanding borrowings on the Credit Facility.

In March 1999, in connection with the acquisition of non-contiguous land in Palm Beach and Martin Counties, Florida, Communities Finance Company (CFC), a wholly owned subsidiary of the Company entered into an $85,500 land acquisition loan from a consortium of lenders secured by a first lien on property held. In August 2000, CFC repaid the portion of the land loan due to the lead lender and entered into an agreement with the remaining participant to consolidate, amend and restate the remaining portion of the land acquisition loan and the $50,500 subordinated loan. The Consolidated, Amended and Restated Loan aggregated $72,495 and was secured by substantially all of CFC’s assets. In February 2001, the loan was repaid from proceeds of the Company’s senior subordinated notes.

12. Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	December 31,

	2001	2000

Seasons/Palermo $85,600 construction loans	$30,407	$—

Trieste/Montego/The Pointe/Siena $107,880

construction loans	20,488	15,278

Tower Residences/Nevis at Cove Towers/One Watermark

Place $133,380 construction loans	671	43,969

Sun City Center amenities $27,000 promissory note	26,109	26,558

JYC Holdings, Inc. $11,954 loans	—	10,051

Cape Marco $13,000 purchase money mortgage loan	—	13,000

Burnt Store Marina amenities $6,320 promissory note	—	4,837

Wildcat Run of Lee County, Inc. $4,030 promissory note	—	1,725

	$77,675	$115,418

The Seasons/Palermo, Tower Residences/Nevis at Cove Towers/One Watermark Place and Trieste/Montego/The Pointe construction loans represent amounts payable to commercial banks. The Tower Residences/Nevis at Cove Towers/One Watermark Place loan was originally collateralized by four other towers that were substantially sold out and completed through 2001. In October 2001, the loan was amended to increase the loan amount to $133,380 and is collateralized by the current three towers. The loans are collateralized by first mortgages, and interest is payable monthly in arrears at rates based on the bank’s prime, Eurodollar or LIBOR rate. The interest rates at December 31, 2001 range from approximately 4.75% to

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

5.00%. The Tower Residences/Nevis at Cove Towers/One Watermark Place loan matures October 2003. The Trieste/Montego/The Pointe loan matures December 2002. The Seasons/Palermo loan matures March 2003.

Sun City Center amenities promissory note is collateralized by certain of the Sun City Center golf courses, country club and recreational facilities. Interest is payable monthly in arrears at 30-day LIBOR plus 3.2% (5.1% at December 31, 2001) and the loan is due on August 1, 2004.

In connection with acquiring the real estate assets of the Jupiter Yacht Club community in Palm Beach County, Florida, JYC Holdings, Inc., a subsidiary of the Company, entered into promissory notes payable to the seller for $1,000 and $6,704, and assumed a $4,250 mortgage and note payable. In connection with acquiring land known as Cape Marco in Marco Island, Florida, the Company and a subsidiary entered into a loan agreement with a commercial bank. The loan was collateralized by a first mortgage on the property. In connection with acquiring the real estate assets and equity club memberships in the Wildcat Run community, Wildcat Run of Lee County, Inc., a subsidiary of the Company, entered into a promissory note payable to the seller.

JYC Holdings, Inc., Cape Marco, Burnt Store Marina and Wildcat Run notes were repaid with proceeds from the issuance of senior subordinated notes.

13. Subordinated Notes

Subordinated notes consist of the following:

	December 31,

	2001	2000

13% related party subordinated notes maturing June 30, 2004	$—	$42,000

15% subordinated note maturing January 1, 2004	—	10,618

Prime plus 3.0% related party subordinated notes maturing

May 2001 (interest rate of 12.5% at December 31, 2000)	—	884

Prime plus 2.5% related party subordinated notes maturing

May 2001 (interest rate of 12% at December 31, 2000)	—	3,508

Total	$—	$57,010

The subordinated notes were repaid from proceeds of the Company’s issuance of senior subordinated notes.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

14. Debt Maturities

         Aggregate maturities of the senior secured credit facility and mortgages and notes payable are as follows:

2002	$30,860

2003	41,558

2004	255,257

2005	—

2006	—

Total	$327,675

15. Community Development District Obligations

In connection with certain development activities, bond financing is utilized in many of the Company’s communities to construct on-site and off-site infrastructure improvements, including major roadway and water management systems and certain amenities. Bond financing is obtained through the establishment of a community development district, a local governmental entity. Although the Company is not obligated directly to repay some of the bonds, it guarantees district shortfalls under certain bond debt service agreements. User fees and special assessments payable upon sale of property benefited by the underlying improvements are designed to fund bond debt service, including principal and interest payments, as well as district operating and maintenance cost.

The amount of bond obligations that have been issued over several years with respect to the Company’s communities total $204,185 and $177,500 at December 31, 2001 and 2000, respectively. The Company has accrued $36,286 and $26,944 as of December 31, 2001 and 2000, respectively, as its estimate of the amount of bond obligations that it may be required to fund. The Company could be required to fund guarantees of district shortfalls if such shortfalls exceed the Company’s estimates. Bond obligations at December 31, 2001 mature from 2004 to 2031.

16. Income Taxes

         The provision for income taxes consists of the following:

	For the years ended December 31,
	2001	2000	1999

Current:

Federal	$48,200	$29,790	$12,554

State	7,834	6,260	3,176

	56,034	36,050	15,730

Deferred:

Federal	10,451	14,072	11,947

State	1,738	2,340	1,986

	12,189	16,412	13,933

Release of valuation allowance	—	—	(35,225)

Income tax expense (benefit)	$68,223	$52,462	$(5,562)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Deferred tax assets and liabilities consist of the following:

	December 31,

	2001	2000

Deferred tax assets:

Net unrealized built-in losses	$12,097	$15,338

Accruals	5,149	3,843

Deferred income	498	84

Amenities	487	437

Total deferred tax assets	18,231	19,702

Deferred tax liabilities:

Real estate inventories	26,563	15,402

Investments in joint ventures	(56)	2,173

Property and equipment	17,406	16,847

Intangibles	868	995

	44,781	35,417

Net deferred income tax liability	$(26,550)	$(15,715)

For the year ended December 31, 1999, the deferred tax allowance of $35,225 was released due to a change in realizability. The basis for the release of the deferred tax allowance resulted from improved profitability during 1999 and increasing taxable income, resulting in cumulative taxable income over the prior two years and the current year, and forecasts projecting future taxable income.

However, utilization of the unrealized built-in losses is limited to approximately $8,369 once ownership changes. Utilization of net unrealized built-in losses may be further limited in the event of a future ownership change of the Company.

A reconciliation of the statutory rate and the effective tax rate follows:

	December 31,
	% of Pre-tax Income

	2001	2000	1999

Statutory rate	35.0	35.0	35.0

State income taxes, net of federal income tax benefit	3.6	3.6	3.6

Change in valuation allowance	—	—	(47.9)

Other	1.0	0.4	2.0

Effective rate	39.6	39.0	(7.3)

17. Stock Option Plans

In December 1998, a stock option plan was approved for key employees. The plan is administered by a committee of the Board of Directors (the Compensation Committee) who determine the employees eligible to participate and the number of shares for which options are to be granted. The maximum number of shares available to be granted as of December 31, 2001 were an aggregate 3,638,172 common shares which is based on 10% of the issued and outstanding shares of the Company’s common stock. The exercise price is believed by management to be equal to the fair market value at date of grant and accordingly, no compensation cost was recorded. The majority of these options are classified as qualified incentive stock options under the Internal Revenue Code. Options vest from grant date over five years and are exercisable within ten years of the grant date, at which time the options will expire.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

In 1998, the Company adopted the 1998 WCI Communities, Inc. Non-Employee Director’s Stock Incentive Plan, pursuant to which non-qualified stock options to purchase up to 215,112 shares of the common stock of the Company may be granted to non-employee directors of the Company or any of its subsidiaries. The Compensation Committee administers the plan, and will from time to time grant options under the plan in such form and having such terms, conditions and limitations as the committee may determine in accordance with the plan. Participants may defer all or a portion of their directors’ meeting fees to apply to the exercise price of vested shares in the plan. During 1999, 28,682 options to purchase common stock were granted at a $6.01 option price. The exercise price is believed by management to be equal to the fair market value at date of grant and accordingly, no compensation cost was recorded. Options vest from grant date over 3 years and are exercisable within 10 years from grant date at which time the options expire.

A summary of the changes in stock options during each of the three years ended December 31, is as follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding beginning of year	2,246,175	$6.01	1,776,525	$6.01	1,578,485	$6.01

Granted	466,793	10.46	617,730	6.01	482,554	6.01

Exercised	(64,348)	6.01	(3,136)	6.01	(4,322)	6.01

Canceled	(192,067)	6.96	(144,944)	6.01	(280,192)	6.01

Outstanding options — end of year	2,456,553	6.79	2,246,175	6.01	1,776,525	6.01

Options exercisable — end of year	1,274,775	6.01	946,639	6.01	809,892	6.01

The exercise price per share and weighted average exercise price per share remained constant during 2000 and 1999.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

Options Outstanding				Options Exercisable

		Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$6.01	2,030,631	7.4	$6.01	1,274,775	$6.01

10.46	425,922	9.0	10.46	—	10.46

	2,456,553	7.7	6.79	1,274,775	6.01

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Had the Company elected to recognize compensation expense under the fair value method under SFAS 123 “Accounting for Stock Based Compensation,” pro-forma net income would be as follows:

	For the years ended
	December 31,

	2001	2000	1999

Net income:

As reported	$102,235	$81,941	$79,893

Pro-forma	$101,849	$81,651	$79,385

Pro-forma earnings per share:

Basic	$2.80	$2.25	$2.18

Diluted	$2.73	$2.25	$2.18

Weighted average number of

shares:

Basic	36,381,715	36,379,927	36,479,555

Diluted	37,268,832	36,379,927	36,479,555

These pro-forma amounts may not be representative of the effect on pro-forma net income in future years, since the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

The weighted average fair value of options granted during 2001, 2000 and 1999 was $2.67, $1.93 and $1.77 respectively, per share at date of grant. The fair values of options granted were estimated using the Black-Scholes option pricing model with the following assumptions; expected option life of six years, dividend yield of $0 and expected volatility of 0% for each year. The risk free interest rate assumptions range from 5.03% to 6.69% for 2001, 2000 and 1999.

18. Transactions with Related Parties

Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those, which would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company’s non-employee board of directors.

In March 1999, the Company, acquired for approximately $219,090 non-contiguous land in Palm Beach and Martin Counties, Florida from a shareholder. The acquisition was financed primarily through net proceeds from simultaneous resale of certain acquired land to third parties for approximately $116,120, $85,500 loan from a consortium of lenders secured by a first lien on the property held and $17,470 in cash. No gain was recognized by the Company on this transaction. In addition, the Company also remitted $8,100 to an escrow agent for land subject to a right of first refusal for purchase by a third party, which the Company purchased in July 1999. In conjunction with the acquisition, the Company assumed approximately $12,665 of future land improvement obligations of which $11,734 are outstanding at December 31, 2001.

One shareholder provides financial and management consulting services to the Company under a management contract. Management fees totaled $645, $660 and $725 for the years ended December 31, 2001, 2000 and 1999, respectively.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

In 1997, a triple-net lease agreement for an office building was entered into with a related party. The lease term expires in May 2007, and rent of $1,180, $1,370 and $1,078 was incurred for the years ended December 31, 2001, 2000 and 1999, respectively. Pursuant to four separate lease agreements, a related party leases commercial office space to the Company with lease expirations ranging from December 2001 to August 2007. Payments under the leases aggregated approximately $284 and $248 in 2001 and 2000, respectively.

On June 15, 1999, the Company sold multi-family residential parcels to a related party for $6,000. As a result of this transaction, $600 of revenue was deferred and approximately $1,517 of profit was recognized. The note was repaid in January 2002.

A related party acquired an airplane in 2000, which is being leased to the Company under a shared usage agreement. Lease and usage payments totaled $523 and $555 for the years ended December 31, 2001 and 2000, respectively.

In February 2001, the Company paid $719 to a stockholder for services rendered in connection with the offering of 10 5/8% senior subordinated notes due 2001. In addition, an affiliate of the stockholder purchased $25,000 of 10 5/8% senior subordinated notes due 2011 in connection with the offering of those notes and another affiliate of the stockholder is a participant under the senior secured credit facility having provided $35,000 of term loans under that facility.

In December 2001, five members of management who are shareholders formed a partnership and entered into a non-cancelable contract to purchase a residential tower unit for $1,400 from the Company. The partnership paid non-refundable deposits of $280 for the rights to purchase their unit at completion.

19. Commitments and Contingencies

The Company leases building space for its management offices, sales offices and other equipment and facilities. Minimum future commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 2001 are as follows:

2002	$7,793

2003	6,644

2004	5,203

2005	3,347

2006	2,341

Thereafter	2,657

$27,985

Rental expense including base and operating cost reimbursements of $13,524, $10,155 and $6,809 was incurred for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has surety bond lines with approximately $110,351 outstanding at December 31, 2001.

In July 2000, the Company acquired land subject to a $6,000 unsecured obligation to the seller, an unaffiliated party. The obligation is due no later than June 2003. The Company is also responsible for payment of license fees.

From time to time, the Company has been involved in various litigation matters involving ordinary and routine claims incidental to its business. In addition, in May 2000, individuals filed a lawsuit against the Company,

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

which seeks class action status, and arising out of a preferred builder program under which plaintiffs purchased vacant lots and then contracted with a builder of their choice to construct a residence on their lots. In consideration of the extensive costs incurred by the Company associated with the marketing, sales and advertising of the community for the benefit of the builders, who participated in the program, these builders were required to pay a marketing fee to the Company based on a percentage of the construction cost of the home. Plaintiffs assert that the Company had an obligation to disclose to them that the preferred builder would pay a marketing fee to the Company. The plaintiffs have demanded unspecified money damages and have alleged, among other things, violation of the federal Racketeering, Influenced and Corrupt Organizations Act and the Real Estate Settlement Procedures Act. In March 2002, the Court denied plaintiffs’ preliminary motion for class certification, however, plaintiffs have thirty days to appeal this ruling. This litigation is still in its early stages and accordingly, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations, although the Company believes it has meritorious defenses and intends to vigorously defend this action.

In accordance with various amenity and equity club documents, the Company operates the facilities until control of the amenities are transferred to the membership. In addition, the Company is required to fund the cost of constructing club facilities and acquiring related equipment and to support operating deficits prior to turnover.

The Company may be responsible for funding certain condominium, homeowner and foundation deficits in the ordinary course of business. The Company does not currently believe these obligations will have any material adverse effect on its financial position or results of operations and cash flows.

20. Supplemental Guarantor Information

Obligations to pay principal and interest on the Company’s senior subordinated notes are guaranteed fully and unconditionally by the Company’s wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, joint and several. Supplemental consolidating financial information of the Company’s guarantors is presented below.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Consolidating Balance Sheet

	December 31, 2001

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Assets

Cash and cash equivalents	$45,382	$12,611	$—	$57,993

Restricted cash	1,749	17,366	—	19,115

Contracts receivable	230,412	169,304	—	399,716

Mortgage loans held for sale	—	35,010	—	35,010

Mortgage notes and accounts receivable	11,411	12,353	—	23,764

Real estate inventories	414,481	359,962	—	774,443

Investments in amenities	23,929	13,930	—	37,859

Property and equipment	37,268	62,458	—	99,726

Investments in joint ventures	8,696	29,159	—	37,855

Investment in guarantor subsidiaries	231,884	—	(231,884)	—

Other assets	271,314	24,259	(246,926)	48,647

Goodwill and other intangible assets	21,462	15,602	—	37,064

Total assets	$1,297,988	$752,014	$(478,810)	$1,571,192

Liabilities and Shareholders’ Equity

Accounts payable and accrued expenses	$92,350	$86,387	$—	$178,737

Customer deposits and other liabilities	123,855	339,140	(235,032)	227,963

Deferred income tax liabilities	27,667	10,777	(11,894)	26,550

Community development district obligations	18,441	17,845	—	36,286

Senior secured credit facility	250,000	—	—	250,000

Senior subordinated notes	354,936	—	—	354,936

Mortgages and notes payable	11,694	65,981	—	77,675

	878,943	520,130	(246,926)	1,152,147

Commitments and contingencies

Shareholders’ equity	419,045	231,884	(231,884)	419,045

Total liabilities and shareholders’ equity	$1,297,988	$752,014	$(478,810)	$1,571,192

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Consolidating Balance Sheet

	December 31, 2000

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Assets

Cash and cash equivalents	$49,143	$6,594	$—	$55,737

Restricted cash	1,549	13,972	—	15,521

Contracts receivable	155,882	72,860	—	228,742

Mortgage notes and accounts receivable	17,775	16,439	(892)	33,322

Real estate inventories	405,809	243,198	—	649,007

Investments in amenities	9,849	24,983	—	34,832

Property and equipment	25,513	55,804	—	81,317

Investments in joint ventures	10,712	25,080	—	35,792

Investment in guarantor subsidiaries	192,904	—	(192,904)	—

Investment in parent entities	—	44,572	(44,572)	—

Other assets	118,274	21,994	(102,159)	38,109

Goodwill and other intangible assets	23,263	17,454	—	40,717

Total assets	$1,010,673	$542,950	$(340,527)	$1,213,096

Liabilities and Shareholders’ Equity

Accounts payable and accrued expenses	$105,352	$41,972	$(892)	$146,432

Customer deposits and other liabilities	92,185	173,295	(94,620)	170,860

Deferred income tax liabilities	23,254	—	(7,539)	15,715

Community development district obligations	26,944	—	—	26,944

Senior secured credit facility	289,000	—	—	289,000

Finance subsidiary debt	—	72,495	—	72,495

Mortgages and notes payable	53,134	62,284	—	115,418

Subordinated notes	100,783	—	(43,773)	57,010

	690,652	350,046	(146,824)	893,874

Commitments and contingencies

Shareholders’ equity	320,021	192,904	(193,703)	319,222

Total liabilities and shareholders’ equity	$1,010,673	$542,950	$(340,527)	$1,213,096

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Consolidating Statement of Income

	For the year ended December 31, 2001

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Revenues

Homebuilding	$644,060	$261,997	$—	$906,057

Parcel and lot	23,556	24,312	—	47,868

Amenity membership and operations	33,867	41,473	—	75,340

Real estate services and other	9,186	90,389	(18,557)	81,018

Total revenues	710,669	418,171	(18,557)	1,110,283

Costs of Sales

Homebuilding	441,903	182,647	—	624,550

Parcel and lot	14,089	16,061	—	30,150

Amenity membership and operations	15,760	34,772	—	50,532

Real estate services and other	931	59,485	—	60,416

Total costs of sales	472,683	292,965	—	765,648

Contribution margin	237,986	125,206	(18,557)	344,635

Other Expenses

Interest expense, net	76,498	(5,409)	(18,557)	52,532

Selling, general, administrative and other	87,833	31,854	—	119,687

Total other expenses	164,331	26,445	(18,557)	172,219

Income before income taxes and equity in income of

guarantor subsidiaries and extraordinary item	73,655	98,761	—	172,416

Income tax expense	(28,162)	(40,061)	—	(68,223)

Equity in income of guarantor subsidiaries, net of tax	56,742	—	(56,742)	—

Income before extraordinary item	102,235	58,700	(56,742)	104,193

Extraordinary item:				—

Net loss on debt restructuring	—	(1,958)	—	(1,958)

Net income	$102,235	$56,742	$(56,742)	$102,235

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Consolidating Statement of Income

	For the year ended December 31, 2000

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Revenues

Homebuilding	$465,816	$148,849	$—	$614,665

Parcel and lot	88,169	42,749	—	130,918

Amenity membership and operations	18,632	52,342	—	70,974

Real estate services and other	10,831	60,180	(5,416)	65,595

Total revenues	583,448	304,120	(5,416)	882,152

Costs of Sales

Homebuilding	337,969	107,417	—	445,386

Parcel and lot	35,442	23,935	—	59,377

Amenity membership and operations	8,726	47,094	—	55,820

Real estate services and other	644	45,707	—	46,351

Total costs of sales	382,781	224,153	—	606,934

Contribution margin	200,667	79,967	(5,416)	275,218

Other Expenses

Interest expense, net	42,186	6,593	(5,416)	43,363

Selling, general, administrative and other	76,377	21,075	—	97,452

Total other expenses	118,563	27,668	(5,416)	140,815

Income before income taxes and equity in income of

guarantor subsidiaries	82,104	52,299	—	134,403

Income tax expense	(31,833)	(20,629)	—	(52,462)

Equity in income of guarantor subsidiaries, net of tax	31,670	—	(31,670)	—

Net income	$81,941	$31,670	$(31,670)	$81,941

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Consolidating Statement of Income

	For the years ended December 31, 1999

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Revenues

Homebuilding	$291,792	$137,045	$—	$428,837

Parcel and lot	76,339	55,334	—	131,673

Amenity membership and operations	43,636	32,671	—	76,307

Real estate services and other	4,378	46,152	(5,931)	44,599

Total revenues	416,145	271,202	(5,931)	681,416

Costs of Sales

Homebuilding	233,200	91,591	—	324,791

Parcel and lot	35,092	40,773	—	75,865

Amenity membership and operations	32,741	30,855	—	63,596

Real estate services and other	4,632	15,566	(522)	19,676

Total costs of sales	305,665	178,785	(522)	483,928

Contribution margin	110,480	92,417	(5,409)	197,488

Other Expenses

Interest expense, net	34,792	13,238	(5,409)	42,621

Selling, general, administrative and other	58,616	20,226	—	78,842

Total other expenses	93,408	33,464	(5,409)	121,463

Income before income taxes, equity in income of guarantor subsidiaries and extraordinary item	17,072	58,953	—	76,025

Income tax (expense) benefit	(6,528)	12,090	—	5,562

Equity in income of guarantor subsidiaries, net of tax	69,349	—	(69,349)	—

Income before extraordinary item	79,893	71,043	(69,349)	81,587

Extraordinary item:

Net loss on debt restructuring	—	(1,694)	—	(1,694)

Net income	$79,893	$69,349	$(69,349)	$79,893

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Consolidating Statement of Cash Flows

	For the year ended December 31, 2001

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:

Net income	$102,235	$56,742	$(56,742)	$102,235

Adjustments to reconcile net income to net cash

(used in) provided by operating activities:

Net loss on debt restructuring	—	1,958	—	1,958

Deferred income taxes	5,957	10,777	(4,355)	12,379

Depreciation and amortization	7,977	4,836	—	12,813

Gain on disposal of property and equipment	(4,981)	—	—	(4,981)

Losses (earnings) from investments in joint ventures, net of write-offs	452	(2,363)	—	(1,911)

Distributions from (contributions to) investments in joint ventures, net	1,564	(1,716)	—	(152)

Equity in earnings of guarantor subsidiaries	(56,742)	—	56,742	—

Distributions from guarantor subsidiaries (contributions from parent), net	17,762	(17,762)	—	—

Repayment of investments in parent entities	—	44,572	(44,572)	—

Changes in assets and liabilities:

Restricted cash	(200)	(3,394)	—	(3,594)

Contracts and accounts receivable	(75,349)	(93,617)	(892)	(169,858)

Mortgage loans held for sale	—	(35,010)	—	(35,010)

Real estate inventories	(8,672)	(116,764)	—	(125,436)

Investments in amenities	(14,080)	16,399	—	2,319

Other assets	(145,323)	(5,768)	145,566	(5,525)

Accounts payable and accrued expenses	(13,002)	45,648	892	33,538

Customer deposits and other liabilities	27,669	165,845	(140,412)	53,102

Net cash (used in) provided by operating activities	(154,733)	70,383	(43,773)	(128,123)

Cash flows from investing activities:

Principal reductions on mortgages and notes receivable, net	7,183	1,259	—	8,442

Additions to property and equipment, net	(9,657)	(14,672)	—	(24,329)

Net cash used in investing activities	(2,474)	(13,413)	—	(15,887)

Cash flows from financing activities:

Net repayments on senior secured credit facility	(39,000)	—	—	(39,000)

Net (repayments) borrowings on mortgages and notes payable	(41,440)	3,697	—	(37,743)

Proceeds from borrowings on senior subordinated notes	355,250	—	—	355,250

Principal repayments on subordinated notes	(100,783)	—	43,773	(57,010)

Net repayments on finance subsidiary debt	—	(72,495)	—	(72,495)

Debt issue costs	(12,123)	—	—	(12,123)

Net (reductions) additions on community development district obligations	(8,503)	17,845	—	9,342

Proceeds from exercise of stock options	45	—	—	45

Net cash provided by (used in) financing activities	153,446	(50,953)	43,773	146,266

Net (decrease) increase in cash and cash equivalents	(3,761)	6,017	—	2,256

Cash and cash equivalents at beginning of year	49,143	6,594	—	55,737

Cash and cash equivalents at end of year	$45,382	$12,611	$—	$57,993

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Consolidating Statement of Cash Flows

	For the year ended December 31, 2000

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:

Net income	$81,941	$31,670	$(31,670)	$81,941

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Deferred income taxes	5,305	—	10,410	15,715

Depreciation and amortization	7,114	5,170	—	12,284

Gain on disposal of property and equipment	(4,507)	—	—	(4,507)

(Earnings) losses from investments in joint ventures, net of write-offs	(2,682)	1,362	—	(1,320)

Contributions to investments in joint ventures, net	(23)	(9,055)	—	(9,078)

Equity in earnings of guarantor subsidiaries	(31,670)	—	31,670	—

Distributions from guarantor subsidiaries (contributions from parent), net	14,364	(14,364)	—	—

Changes in assets and liabilities:

Restricted cash	4,369	(3,225)	—	1,144

Contracts and accounts receivable	(130,642)	9,702	(174)	(121,114)

Real estate inventories	(22,999)	(25,549)	—	(48,548)

Investments in amenities	97	9,015	—	9,112

Other assets	(44,589)	3,968	28,684	(11,937)

Accounts payable and accrued expenses	48,673	9,193	174	58,040

Customer deposits and other liabilities	33,813	53,897	(40,649)	47,061

Net cash (used in) provided by operating activities	(41,436)	71,784	(1,555)	28,793

Cash flows from investing activities:

Principal reductions on mortgages and notes receivable	953	809	—	1,762

Disposals of (additions to) property and equipment	8,591	(20,680)	—	(12,089)

Proceeds from sale of property and equipment	14,175	—	—	14,175

Payment for purchase of assets of real estate brokerages	—	(4,064)	—	(4,064)

Net cash provided by (used in) investing activities	23,719	(23,935)	—	(216)

Cash flows from financing activities:

Net borrowings on senior secured credit facility	2,370	—	—	2,370

Net borrowings (repayments) on mortgages and notes payable	43,863	(13,333)	1,555	32,085

Net repayments on finance subsidiary debt	—	(26,367)	—	(26,367)

Debt issue costs	(2,694)	(1,587)	—	(4,281)

Net reductions on community development district obligations	(6,650)	(3,270)	—	(9,920)

Purchase of treasury stock	(446)	—	—	(446)

Other	227	—	—	227

Net cash provided by (used in) financing activities	36,670	(44,557)	1,555	(6,332)

Net increase in cash and cash equivalents	18,953	3,292	—	22,245

Cash and cash equivalents at beginning of year	30,190	3,302	—	33,492

Cash and cash equivalents at end of year	$49,143	$6,594	$—	$55,737

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

Consolidating Statement of Cash Flows

	For the year ended December 31, 1999

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:

Net income	$79,893	$69,349	$(69,349)	$79,893

Adjustments to reconcile net income to net cash provided by operating activities:

Release of tax asset valuation allowance, net	(30,296)	11,796	—	(18,500)

Deferred income taxes	17,949	(123)	(17,826)	—

Depreciation and amortization	8,435	2,868	—	11,303

Net loss on debt restructuring	—	1,694	—	1,694

Losses (earnings) from investments in joint ventures, net of write-offs	266	(210)	—	56

(Contributions to) distributions from investments in joint ventures, net	(350)	505	—	155

Equity in earnings of guarantor subsidiaries	(69,349)	—	69,349	—

Distributions from guarantor subsidiaries (contributions to parent), net	4,966	(4,966)	—	—

Changes in assets and liabilities:

Restricted cash	(2,936)	8,079	—	5,143

Contracts and accounts receivable	36,052	38,797	(14,080)	60,769

Real estate inventories	(22,228)	(116,702)	—	(138,930)

Investments in amenities	26,595	(21,674)	—	4,921

Other assets	(8,268)	(22,828)	48,854	17,758

Accounts payable and accrued expenses	(19,349)	6,458	8,880	(4,011)

Customer deposits and other liabilities	(10,248)	45,948	(36,929)	(1,229)

Net cash provided by operating activities	11,132	18,991	(11,101)	19,022

Cash flows from investing activities:

(Additions to) principal reductions on mortgages and notes receivable	(8,245)	2,353	13,744	7,852

Disposals of (additions to) property and equipment	23,523	(35,356)	—	(11,833)

Other	—	3,000	—	3,000

Payment for purchase of assets of real estate brokerages	—	(350)	—	(350)

Net cash provided by (used in) investing activities	15,278	(30,353)	13,744	(1,331)

Cash flows from financing activities:

Net borrowings on senior secured credit facilities	60,750	—	—	60,750

Net repayments on mortgages and notes payable	(52,067)	(269)	(1,556)	(53,892)

Net borrowings on finance subsidiary debt	—	4,704	—	4,704

Debt issue costs	(8,000)	(2,857)	—	(10,857)

Net reductions on community development district obligations	(3,333)	(2,280)	—	(5,613)

Purchase of treasury stock	(349)	—	—	(349)

Other	1,087	—	(1,087)	—

Net cash used in financing activities	(1,912)	(702)	(2,643)	(5,257)

Net increase (decrease) in cash and cash equivalents	24,498	(12,064)	—	12,434

Cash and cash equivalents at beginning of year	5,692	15,366	—	21,058

Cash and cash equivalents at end of year	$30,190	$3,302	$—	$33,492

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
(dollars in thousands, except share data)

21. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2001 and 2000 is presented below:

			2001

	First	Second	Third	Fourth	Total

Revenue	$196,959	$234,820	$271,767	$406,737	$1,110,283

Contribution margin	58,691	71,722	86,835	127,387	344,635

Income from operations before income taxes and extraordinary items	18,257	31,243	43,569	79,347	172,416

Income before extraordinary item	10,934	18,714	26,386	48,159	104,193

Extraordinary item, net of tax	(1,870)	(88)	—	—	(1,958)

Net income	9,064	18,626	26,386	48,159	102,235

Earnings per share:

Basic:

Income before extraordinary item	.30	.51	.73	1.32	2.86

Extraordinary item	(.05)	—	—	—	(.05)

Net income	.25	.51	.73	1.32	2.81

Diluted:

Income before extraordinary item	.30	.50	.71	1.29	2.80

Extraordinary item	(.05)	—	—	—	(.05)

Net income	.25	.50	.71	1.29	2.75

Weighted average number of shares:

Basic	36,381,715	36,381,715	36,381,715	36,381,715

Diluted	37,324,518	37,262,486	37,244,733	37,244,733

			2000

	First	Second	Third	Fourth	Total

Revenue	$140,062	$162,442	$184,271	$395,377	$882,152

Contribution margin	44,235	54,078	48,903	128,002	275,218

Income from operations before income taxes and extraordinary items	16,229	22,860	17,703	77,611	134,403

Net income	9,696	13,676	11,118	47,451	81,941

Earnings per share:

Basic and diluted:

Net income	.26	.38	.31	1.30	2.25

Weighted average number of shares Basic and diluted	36,397,064	36,374,256	36,374,256	36,374,256

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

This item is not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of WCI Communities and their respective ages and positions are as follows:

Name	Age	Position

Alfred Hoffman, Jr.	67	Chief Executive Officer and Director

Don E. Ackerman	68	Chairman of the Board of Directors and Executive Vice President

Jerry L. Starkey	42	President, Chief Operating Officer and Director

James P. Dietz	37	Senior Vice President and Chief Financial Officer

Steven C. Adelman	49	Senior Vice President and Treasurer

R. Michael Curtin	54	Senior Vice President, Marketing

Milton G. Flinn	46	Senior Vice President, Real Estate Services Division

David L. Fry	42	Senior Vice President, Amenities Division

Michael R. Greenberg	47	Senior Vice President, Homebuilding Division

Vivien N. Hastings	50	Senior Vice President and General Counsel

S. Charles Mattoff	58	Senior Vice President, Human Resources

George R. Page	58	Senior Vice President, Tower Division

F. Philip Handy	57	Director

Lawrence L. Landry	58	Director

Thomas F. McWilliams	58	Director

Joshua J. Mintz	46	Director

Jay Sugarman	39	Director

Stewart Turley	67	Director

Alfred Hoffman, Jr. is the Chief Executive Officer and a Director of WCI. From July 24, 1995 until the date of the merger of WCI Communities Limited Partnership and Florida Design Communities, Mr. Hoffman served as Chief Executive Officer of WCI Communities Limited Partnership, and from July 1998 until the date of the merger, he also served as a Director of WCI Communities Limited Partnership. From 1985 until the date of the merger, Mr. Hoffman also served as Chief Executive Officer and Chairman of the Board of Directors of Florida Design Communities. He also served as President of Florida Design Communities from 1985 to 1989 and 1993 to 1994. Mr. Hoffman is Chief Executive Officer and Chairman of the Board of Directors of First Fidelity Title, Inc., Financial Resources Group, Inc., Florida Lifestyle Management Company, Courtyards at Sun City Center, Inc. and Sun City Center Office Plaza, Inc. He also is Chief Executive Office and a Director of Sun City Center Land Company and is a Director of Aston Care Systems, Inc. Prior to establishing Florida Design Communities, Mr. Hoffman founded Tekton Corporation, a homebuilder which he sold to Union Camp Corporation in 1970, and from 1970 to 1975, he served as head of Union Camp Corporation’s real estate homebuilding subsidiary. From 1975 to 1985, Mr., Hoffman was a private developer in the Tampa Bay area.

Don E. Ackerman is the Chairman of the Board of Directors and Executive Vice President of WCI. From July 24, 1995 until the date of the merger, Mr. Ackerman served as Chairman of the Board of Directors and Executive Vice President of WCI Communities Limited Partnership. From 1985 until the date of the merger, Mr. Ackerman also served as a Director of Florida Design Communities. He is also a Director of First Fidelity Title, Inc., Financial Resources Group, Inc., Florida Lifestyle Management Company, Courtyards at Sun City Center, Inc., Sun City Center Office Plaza, Inc., Sun City Center Land Company and Aston Care Systems, Inc. From 1967 until 1991, Mr. Ackerman was a partner at J.H. Whitney & Co., a venture capital firm. Mr. Ackerman is President of Chandelle Ventures, Inc., his private investment company, and serves as Chairman of the Board of Walden University, Inc. Mr. Ackerman is a Director of Schlumberger Limited.

Jerry L. Starkey is the President and Chief Operating Officer and a Director of WCI. From 1998 until the date of the merger, Mr. Starkey was the President and Chief Operating Officer of WCI Communities Limited Partnership. From 1994 until the date of the merger, he also served as President and Secretary of Florida Design Communities. Since joining Florida Design Communities in 1988, Mr. Starkey has also held the office of Chief Operating Officer. Mr. Starkey is President of First Fidelity Title, Inc., Financial Resources Group, Inc., Courtyards at Sun City Center, Inc., Sun City Center Land Company and Sun City Center Office Plaza, Inc. Prior to joining the predecessor to Florida Design Communities, Mr. Starkey was Executive Vice President of George Thomas Homes, a production homebuilder with operations in Texas and Florida. Mr. Starkey is a member of the State Bar of Texas. In addition, Mr. Starkey was President and Secretary of Aston Care Systems, Inc. from 1996 to 1998.

James P. Dietz is a Senior Vice President and Chief Financial Officer of WCI. From October 1996 until the date of the merger, Mr. Dietz was the Chief Financial Officer and Treasurer of Florida Design Communities. Since joining Florida Design Communities in 1995, Mr. Dietz has also held the position of Corporate Controller. In addition, from 1996 until 1998, Mr. Dietz served as Chief Financial Officer of Aston Care Systems, Inc. Prior to joining Florida Design Communities, Mr. Dietz was Manager of Business Development at GTE Leasing Corporation, an affiliate of GTE. From 1986 until 1993, Mr. Dietz held various professional positions, including audit manager, at Arthur Andersen & Co.

Steven C. Adelman is the Senior Vice President and Treasurer of WCI. From 1996 until the date of the merger, Mr. Adelman served as Senior Vice President and Treasurer of WCI Communities Limited Partnership. Prior to joining WCI Communities Limited Partnership, Mr. Adelman was Vice President of Finance and Accounting at Inco Homes Corporation. From 1981 until 1993, Mr. Adelman held various management positions, including partner, at Kenneth Leventhal and Company, a public accounting firm specializing in the real estate industry.

R. Michael Curtin is the Senior Vice President, Marketing and Sales of WCI. From 1997 until the date of the merger, Mr. Curtin was the Senior Vice President, Marketing and Sales of Florida Design Communities. Since joining Florida Design Communities in 1995, Mr. Curtin has also held the office of Vice President, Marketing. Prior to joining Florida Design Communities, Mr. Curtin was employed by The Hunt Group as the Marketing and Sales Director for Rosedale Golf and Country Club.

Milton G. Flinn is the Senior Vice President, Real Estate Services Division of WCI. From 1993 until the date of the merger, Mr. Flinn was Chief Administrative Officer of Florida Design Communities. Since joining Florida Design Communities in 1983, Mr. Flinn has also held the office of Vice President of Human Resources. Prior to joining Florida Design Communities, Mr. Flinn was Personnel Administrator of Tropicana Products.

David L. Fry is the Senior Vice President, Amenities Division of WCI. From 1995 until the date of the merger, Mr. Fry was Vice President, Amenities of WCI Communities Limited Partnership. From 1989 until 1995, Mr. Fry was Golf Operations Director of the South Seas Resort Company. Prior to joining the South Seas Resort Company, Mr. Fry was Assistant Superintendent of the Bonita Bay Club, Bonita Springs Florida.

Michael R. Greenberg has been Senior Vice President, Homebuilding Division of WCI since the fall of 1999. Since joining WCI in 1998, Mr. Greenberg has also held the office of Division President of the Naples/Bonita Springs Homebuilding Division. Prior to joining WCI, Mr. Greenberg was Executive Vice President for Avatar Properties in Coral Gables, Florida. From 1991 to 1997, Mr. Greenberg held various positions with Toll Brothers, Inc., including Vice President.

Vivien N. Hastings is the Senior Vice President and General Counsel of WCI. From 1995 until the date of the merger, Ms. Hastings was Senior Vice President and General Counsel of WCI Communities Limited Partnership. Prior to serving as General Counsel, Ms. Hastings held various positions in WCI Communities Limited Partnership’s legal department. Prior to joining WCI Communities Limited Partnership, from 1982 to 1989, Ms. Hastings was Vice President and Co-General Counsel of Merrill Lynch Hubbard, Inc., a real estate division of Merrill Lynch & Co. From 1977 until 1982 Ms. Hastings was an associate with the Chicago law firm of Winston & Strawn.

S. Charles Mattoff is the Senior Vice President, Human Resources of WCI. From 1995 until the date of the merger, Mr. Mattoff held the positions of Vice President and Senior Vice President in charge of human resources for WCI Communities Limited Partnership. Prior to joining WCI, Mr. Mattoff was Vice President of Human Resources for the Aerospace Division of Vickers, Inc. from 1974 to 1994.

George R. Page is the Senior Vice President, Tower Division of WCI. From 1996 until the date of the merger, Mr. Page was General Manager of Bay Colony and Pelican Bay. Since joining WCI Communities Limited Partnership in 1990, Mr. Page also held the positions of Project Manager and Vice President of Development for Bay Colony. Prior to joining WCI Communities Limited Partnership, Mr. Page was Vice President of Development and Treasurer of Relleum, Inc. in Naples, Florida. From 1968 until 1987, Mr. Page held various management positions in marketing and sales with DVI Marketing Services, Inc., EWA Corporation, Scott USA and The Lange Company.

F. Philip Handy has been a Director of WCI since February 1999. Mr. Handy is the Chief Executive Officer of Strategic Industries and the Chairman and President of Winter Park Capital Company, a private investment firm that he founded. From June 1997 until December 1998, Mr. Handy was managing partner of Equity Group Investments, a private investment firm. From 1980 to 1997, Mr. Handy was Chairman and President of Winter Park Capital. Mr. Handy also serves on the board of Anixter International, iDine Rewards and Network, Inc. He also serves as Chairman of the Florida Board of Education.

Lawrence L. Landry has been a Director of WCI since May 1999. From July 24, 1995 until August 1998, Mr. Landry served as a Director of WCI Communities Limited Partnership. From January 1996 until March 1999, Mr. Landry served as a Director of Florida Design Communities. Mr. Landry is the President and Chief Executive Officer of Westport Advisors, Ltd., which is the general partner of Westport Senior Living Investment Fund L.P. From February 1989 until June 1998, Mr. Landry was the chief finance and investment officer of the John D. and Catherine T. MacArthur Foundation. The MacArthur Foundation has been a stockholder of WCI since 1995. Mr. Landry is a member of the Board of Trustees of Clark University and also serves on the Board of Directors of Greystone Communities, Inc.

Thomas F. McWilliams has been a Director of WCI since March 1999. Mr. McWilliams has been employed by Citicorp Venture Capital, Ltd. since 1983 and has been a member of its investment committee since 1984. Mr. McWilliams serves on the boards of Chase Industries, MMI Products, Polar Corporation, Ergo Science Corporation, Pursell Industries, Strategic Industries and Royster-Clark Group Inc.

Joshua J. Mintz has been a Director of WCI since October 2000. Mr. Mintz is the Vice President and General Counsel of the John D. and Catherine T. MacArthur Foundation. Prior to joining the foundation in 1994, Mr. Mintz was with the law firm Sidley & Austin for thirteen years, specializing in commercial litigation and business reorganization, the last five of which he was a partner.

Jay Sugarman has been a Director of WCI since 1995. Mr. Sugarman is Chairman of the Board and Chief Executive Officer of iStar Financial, Inc., a publicly traded finance company focused on the real estate industry. From 1996 to 1997, he was Senior Managing Director of Starwood Capital Group, LLC and from 1993 to 1996, was President of Starwood Mezzanine Investors, L.P.

Stewart Turley has been a Director of WCI since February 1999. Mr. Turley was Chairman of the Board and Chief Executive Officer of Eckerd Corporation and also held the positions of manager of Eckerd’s non-drug operations, Vice President, Senior Vice President, President and Chief Executive Officer before retiring in 1997. Mr. Turley also serves on the boards of Sprint Corporation and MarineMax, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned and/or paid for services rendered to us with respect to our Chief Executive Officer and our four other most highly compensated executive officers at the end of our last completed three fiscal years.

Summary Compensation Table

		Annual compensation				Long-term compensation

					Other	Securities
	Fiscal				annual	underlying		All other
Name and principal position	Year	Salary	Bonus		compensation	options(1)	LTIP payouts	compensation

Alfred Hoffman, Jr./Chief Executive Officer	2001	$900,000	$1,080,000		$—	$—	$—	$—

	2000	750,000	1,275,000		—	—	—	—

	1999	700,000	890,000		—	—	—	—

Jerry L. Starkey/ President/COO	2001	650,000	783,315		—	143,408	—	190,365	(2)

	2000	450,000	982,400		—	71,704	—	96,448	(2)

	1999	356,250	428,750	(3)	—	—	—	—

Michael R. Greenberg/ Senior Vice President	2001	375,000	570,383		—	34,418	—	—

	2000	275,000	330,000		—	45,891	—	—

	1999	224,257	151,671		—	107,556	—	—

James P. Dietz/Senior Vice President/CFO	2001	325,000	391,658		—	34,418	—	20,000	(2)

	2000	275,000	264,000		—	45,891	—	20,000	(2)

	1999	225,016	133,125		—	38,713	—	20,000	(2)

George R. Page/Senior Vice President	2001	350,000	240,564		—	34,418	—	—

	2000	300,000	338,400		—	45,891	—	48,050	(4)

	1999	257,658	198,400		—	—	—	—

(1)	Represents options for common stock that, prior to August 31, 2001, were of our former parent company, Watermark. WCI has assumed the option plans of Watermark following Watermark’s merger into WCI.

(2)	Reflects payment related to terminated Florida Design Communities Deferred Compensation Bonus Plan. Under the plan, payment was made after the fifth anniversary of the date of grant, subject to a five-year vesting schedule.

(3)	Includes bonus from Florida Design Communities Deferred Compensation Bonus Plan which was terminated in 1998.

(4)	One-time payout related to the elimination of age weighted 401(k) bonus.

Grants of Stock Options (1)

The following table sets forth all grants of options to acquire WCI shares of common stock to our executive officers named in the summary compensation table in the fiscal year ended December 31, 2001.

	Individual grants

		Percent of
		total
	Number of	options
	securities	granted to
	underlying	employees	Exercise or
	options	in fiscal	base price	Expiration	Grant Date
Name/principal position	granted	year	($/Sh)	date	Present Value(2)

Alfred Hoffman, Jr./Chief Executive Officer	—	—	—	—	—

Jerry L. Starkey/ President COO	143,408	30.7	$10.46	January 1, 2011	$2.67

Michael R. Greenberg/ Senior Vice President	34,418	7.4	10.46	January 1, 2011	2.67

James P. Dietz/Senior Vice President/CFO	34,418	7.4	10.46	January 1, 2011	2.67

George R. Page/Senior Vice President	34,418	7.4	10.46	January 1, 2011	2.67

(1)	Represents options for common stock that, prior to August 31, 2001, were of our former parent company, Watermark. WCI has assumed the option plans of Watermark following Watermark’s merger into WCI.

(2)	In accordance with the Securities and Exchange Commission rules, grant date present value is determined by using the Black-Scholes option model with the following assumptions: expected option life of six years, dividend yield of $0 and expected volatility of zero percent. The risk free interest rate at the grant date was 5.03%.

Management Incentive Compensation Plan

WCI has a WCI Communities Inc. Management Incentive Compensation Plan (formerly the Watermark Communities, Inc. Management Incentive Compensation Plan) which provides selected employees with the opportunity to receive a cash bonus based on the employee’s and WCI’s annual performance. The Management Incentive Compensation Plan covers individuals employed at WCI in positions designated by senior management as those that impact corporate earnings. Individual awards under the Management Incentive Compensation Plan are expressed as a percentage of salary ranging from 10% to 100% depending on job classification and are determined based on the degree to which certain performance and financial targets are achieved by the employee and WCI. The President/Chief Operating Officer may receive a targeted bonus of up to 200% of his annual salary. These targets are proposed by the Chief Executive Officer or President/Chief Operating Officer, subject to approval by the Compensation Committee, at the beginning of each year. Awards may be more or less than targeted amounts depending upon actual results compared with the goals established.

Stock Purchase and Option Plan for Key Employees

WCI has a 1998 Stock Purchase and Option Plan for Key Employees (formerly the Watermark Communities 1998 Stock Purchase and Option Plan for Key Employees), pursuant to which incentive stock options (as defined under Section 422 of the Code), non-qualified stock options, restricted stock or other stock-based awards to purchase up to 10% of the issued and outstanding shares of our common stock may be granted to employees or other persons having a relationship with us or one of our subsidiaries. The 1998 Stock Purchase and Option Plan provides that if a participant is terminated other than for cause within a year after a change in control or if a participant terminates his employment for good reason following a change of control, all unvested stock options granted to that participant will vest and be freely exercisable. The Compensation Committee shall administer the plan, and may from time to time grant awards in a form and having terms, conditions and limitations as the committee may determine in accordance with the plan. The terms, conditions and limitations are set forth in grant agreements. No award may be granted under the plan more than ten years after stockholder approval of the Plan, but the terms of awards granted on or before that date may extend beyond that date. In the event of any change in the outstanding common stock of WCI by reason of stock split, spin-off, stock dividend, reorganization, merger, consolidation or similar event, the committee must adjust appropriately the number of shares subject to the plan and make any other revisions as it deems equitably required. The committee has the authority to amend the terms and conditions applicable to outstanding awards granted under the plan, but not to modify any outstanding award in a manner adverse to a participant without that participant’s consent (other than as provided for in the plan). Our board of directors may amend, suspend or terminate the plan, except that no action (other than as provided for in the plan) may be taken which would, without stockholder approval, increase the aggregate number of shares available for awards under the plan, decrease the price of outstanding awards, change the requirements relating to the committee or extend the term of the plan.

Employment agreements

Mr. Hoffman has an employment agreement with WCI, pursuant to which he is employed as its Chief Executive Officer for four years ending on December 31, 2002. The agreement automatically renews for successive one-year terms unless either Mr. Hoffman or WCI notifies the other party to the contrary. Mr. Hoffman’s annual salary for 2001 was $900,000 and he will receive a targeted bonus for 2001 of $1,080,000. Effective January 1, 2002, Mr. Hoffman’s annual salary will be $1,100,000 and he will be entitled to be paid a bonus of 120% to 200% of his annual salary, depending on the level of achievement of certain objectives by WCI and its affiliates. Mr. Hoffman may terminate his employment and become a consultant to WCI, after providing notice of his intention to do so. During the four-year term of Mr. Hoffman’s agreement, the board of directors of WCI has the right to approve or disapprove of Mr. Hoffman’s election to act as a consultant. If Mr. Hoffman becomes a consultant, he will be paid consulting compensation equal to 50% of his then aggregate annual compensation. Any consulting period will end on June 30, 2005.

If Mr. Hoffman’s employment is terminated by WCI without cause, Mr. Hoffman will continue to be paid at an annual rate equal to his aggregate annual compensation for the balance of the then current employment term; plus the next renewal term, if any, unless notice of termination is given and neither party had given notice of non-renewal prior to the notice of termination. If the board of directors materially diminishes Mr. Hoffman’s powers or duties, Mr. Hoffman may terminate the agreement, in which circumstance WCI must continue to pay him his aggregate annual compensation for the greater of (1) the balance of the then current employment term, plus the next renewal term, if any, unless notice of termination is given and neither party had given notice of non-renewal prior to the notice of termination or (2) 30 months. During the term of the agreement and for the three years thereafter, Mr. Hoffman may not compete with WCI and may not solicit any employee of WCI to accept employment with him or any other person.

Severance Agreements

We expect to enter into severance agreements with Mr. Starkey, Mr. Dietz and certain of our senior vice presidents. The severance agreements relating to Mr. Starkey and Mr. Dietz will provide that, in the event of a change of control, if either is terminated without cause or if his duties are materially changed, then he will receive one year’s salary in exchange for an agreement not to solicit any of our employees for one year after they are terminated and, at the option of Mr. Starkey or Mr. Dietz, as the case may be, they will receive an additional two years salary if they execute a non-compete agreement whereby they agree for twelve months not to accept employment with certain builders or developers. The severance agreements to be entered into with certain of our senior vice presidents will provide that, in the event of a change of control, they will receive six months salary if they are terminated without cause or if their duties are materially changed, provided that they agree not to solicit any of our employees for one year after termination, and, at their option, they will receive an additional year’s salary if they execute a non-compete agreement which will be effective for nine months.

Director Compensation

Each director who is not our employee will receive a fee of $5,000 for each full-day board meeting attended, $2,500 for each half-day board meeting attended and $500 for each telephone meeting attended. In addition, committee chairmen receive an annual fee of $3,000 and committee members receive an annual fee of $2,000. Directors who are also our employees will receive no remuneration for serving as directors. Directors’ fees may be applied toward the exercise of vested stock options under the Non-Employee Directors’ Stock Incentive Plan.

Non-Employee Directors’ Stock Incentive Plan

WCI has a 1998 WCI Communities, Inc. Non-Employee Directors’ Stock Incentive Plan (formerly the 1998 Watermark Communities, Inc. Non-Employee Directors Stock Incentive Plan), pursuant to which non-qualified stock options to purchase up to 215,112 shares of the common stock of WCI Communities may be granted to non-employee directors of WCI Communities or any of its subsidiaries. The Compensation Committee administers the plan, and will from time to time grant options under the plan in a form and having terms, conditions and limitations as the committee may determine in accordance with the plan. The terms, conditions and limitations must be set forth in a stock option agreement. No option may be granted under the plan after December 4, 2008, but the terms of options granted on or before that date may extend beyond December 4, 2008. Participants may defer all or a portion of their directors’ meeting fees to apply to the exercise price of vested shares under the plan. In the event of any change in the outstanding common stock of WCI by reason of stock split, spin-off, stock dividend, reorganization, merger, consolidation or similar event, the number of shares subject to the plan and available for or covered by options and related option prices will be adjusted. Except as otherwise provided in a stock option agreement, in the event of a change of control, as defined in the plan, the committee may, in its discretion, take any actions it deems necessary or desirable, including without limitation, acceleration of exercisability of an option, cash out of an option or substitution of benefits to substantially preserve the value, rights and benefits of an affected option. The committee has the authority to amend the terms and conditions applicable to outstanding options granted under the plan, provided that no action may modify any outstanding option in a manner adverse to a participant without the participant’s consent, other than as provided for in the plan. Our board of directors may amend, suspend or terminate the plan, except that no action, other than as provided for in the plan, may be taken which would, without stockholder approval, increase the aggregate number of shares available for options under the plan, decrease the option price of outstanding options, change the requirements relating to the committee or extend the term of the plan.

Compensation Committee

The Compensation Committee is responsible for reviewing and making recommendations to the board of directors on all matters concerning compensation of management. The Compensation Committee is comprised of Mr. Turley, Mr. Sugarman, Mr. McWilliams, Mr. Handy and Mr. Landry with Mr. Turley serving as the chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information about the beneficial ownership of our common stock for:

•	each person who beneficially owns more than five percent of the common stock;

•	each of our directors;

•	the named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 44,316,715 shares of common stock outstanding as of March 20, 2002. Fractional shares have been rounded to the nearest whole number.

Unless otherwise indicated, the address for each person or entity named above is WCI’s principal executive office.

	Shares	Percentage of
	beneficially	shares beneficially
Name and address of beneficial owner	owned(1)	owned

Citicorp Venture Capital, Ltd.(2)	5,752,518	12.98%

399 Park Avenue, 14th Floor

New York, New York 10043

John D. and Catherine T. MacArthur Foundation(2)	5,595,505	12.62%

140 South Dearborn Street, Suite 110

Chicago, Illinois 60603

Kamehameha Activities Association(2)	6,976,456	15.74%

c/o Estate of Bernice Pavahi Bishop

567 South King Street, Suite 200

Honolulu, Hawaii 96813

Alfred Hoffman, Jr.(2)(3)	5,236,433	11.82%

Don E. Ackerman(2)(4)	4,890,021	11.03%

Donald K. Basta(5)	2,645,117	5.97%

Jerry L. Starkey(6)	250,626	*

James P. Dietz(7)	125,790	*

Steven C. Adelman(8)	45,196	*

R. Michael Curtin(9)	44,663	*

Milton G. Flinn(10)	45,546	*

David L. Fry(11)	67,627	*

Michael R. Greenberg(12)	80,595	*

Vivien N. Hastings(13)	62,579	*

S. Charles Mattoff(14)	35,453	*

George R. Page(15)	186,588	*

F. Phillip Handy(16)	14,341	*

Lawrence L. Landry(17)	9,561	*

Thomas F. McWilliams(2)(17)(18)	335,623	*

Joshua J. Mintz	—	*

Jay Sugarman(17)	14,341	*

Stewart Turley(17)	14,341	*

All current directors and executive officers as a group (18 persons)	11,459,326	25.40%

*	Represents beneficial ownership of less than 1%.

(1)	The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no economic interest.

(2)	After our initial public offering and exercise of underwriters over allotment, 25,096,400 shares of common stock constituting 56.63% of WCI’s outstanding shares are held by Communities Investor Limited Partnership (“CILP”), and beneficially owned by its general and limited partners including Kamehameha Activities Association, Citicorp Venture Capital, Ltd. (“CVC”), John D. and Catherine T. MacArthur Foundation, Alfred Hoffman, Jr. and Don E. Ackerman. Under the limited partnership agreement of CILP (the “CILP Agreement”), the shares held by CILP will be distributed to the partners after the consummation of the initial public offering pursuant to a formula set forth in the CILP Agreement that is based upon the closing price of the shares at the end of the first day of trading. For consistency of presentation, we have treated the shares held by CILP as if those shares had been distributed to its partners after the initial public offering. In addition, the MacArthur Foundation beneficially owns 14,341 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(3)	Includes 2,582,068 shares of common stock beneficially owned by Alfred Hoffman, Jr. as Trustee of the Alfred Hoffman, Jr. Trust dated May 5, 1995 and 2,654,365 shares owned by CILP that for consistency of presentation we have treated as if those shares had been distributed to Mr. Hoffman after the initial public offering. Mr. Hoffman disclaims ownership in the shares attributed to him but with respect to which he has no rights.

(4)	Includes 2,235,656 shares of common stock beneficially owned by the Don E. Ackerman Trust dated December 14, 1996 of which Don E. Ackerman is the trustee and 2,654,365 owned by CILP that for consistency of presentation we have treated as if those shares had been distributed after the initial public offering. The shares held by CILP are indirectly held either directly by Mr. Ackerman or by the Ackerman Family Limited Partnership which Mr. Ackerman controls. Mr. Ackerman disclaims ownership in the shares attributed to him but with respect to which he has no rights.

(5)	Includes 895,021 shares held by Donald K. Basta, as Voting Trustee for Elisabeth Hoffman under Trust dated January 4, 1999; 895,021 shares held by Donald K. Basta, as Voting Trustee for Melissa Hoffman under Trust dated January 4, 1999 and 855,076 shares held by Donald K. Basta, as Voting Trustee for Matthew P. Hoffman under Trust dated January 4, 1999.

(6)	The number of shares of common stock shown as beneficially owned includes 217,688 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(7)	The number of shares of common stock shown as beneficially owned includes 112,066 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(8)	The number of shares of common stock shown as beneficially owned includes 31,468 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(9)	The number of shares of common stock shown as beneficially owned includes 38,486 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(10)	The number of shares of common stock shown as beneficially owned includes 38,684 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(11)	The number of shares of common stock shown as beneficially owned includes 51,154 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(12)	The number of shares of common stock shown as beneficially owned includes 80,595 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(13)	The number of shares of common stock shown as beneficially owned includes 37,871 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(14)	The number of shares of common stock shown as beneficially owned includes 21,041 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(15)	The number of shares of common stock shown as beneficially owned includes 112,465 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(16)	The number of shares of common stock shown as beneficially owned includes 6,882 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof.

(17)	Other than with respect to Mr. Landry, the number of shares of common stock shown as beneficially owned includes 14,341 options to acquire common stock of WCI that are exercisable within 60 days of the date hereof. The number of shares of common stock shown as beneficially owned by Mr. Landry includes 9,561 options to acquire common stock that are exercisable within 60 days of the date hereof.

(18)	Includes 27,716 shares of common stock held indirectly by the Thomas F. McWilliams Flint Trust u/t/a 10/27/98 for Mr. McWilliams and 293,566 shares of common stock held indirectly by Alchemy L.P. of which Mr. McWilliams is the general partner. Prior to the initial public offering, the Flint Trust and Alchemy hold their shares indirectly by virtue of their partnership interests in CILP. After the initial public offering, the shares will be directly held by the Flint Trust and Alchemy because the shares of WCI held by CILP will be distributed to its partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2001, we paid $718,750 to Citicorp Venture Capital, Ltd., a beneficial owner of our common stock through its ownership interest in Communities Investor Limited Partnership, for services rendered in connection with the offering of our 10-5/8% senior subordinated notes due 2011. In addition, an affiliate of Citicorp Venture Capital purchased $25.0 million of our 10-5/8% senior subordinated notes due 2011 in connection with the offering of those notes and another affiliate of Citicorp Venture Capital is a participant under our senior secured credit facility having provided $35.0 million of term loans under that facility.

Thomas F. McWilliams purchased a residence for $460,000, the list price, in June 2001. WCI and Mr. McWilliams entered into a lease agreement wherein Mr. McWilliams leased the residence to WCI for a period of one year from the date of closing in consideration of a decorator allowance in the amount of $37,940 to be credited against the purchase price at closing.

On December 14, 2001, Watermark One General Partnership, formed by five employees, James Dietz, Michael Greenberg, George Page, Dwight Thomas and John Ferry, contracted for the purchase of a tower residence for $1.4 million, a price which at that time was made available to unaffiliated third parties with respect to similar units.

During the fourth quarter of 2001, a company wholly-owned by Mr. Hoffman and Mr. Ackerman, ALDON Realty, acted as a broker for the sale of one of our parcels for $1.6 million. The commission earned totaled $70,000, and will be split among ALDON Realty, Matthew Hoffman, Mr. Hoffman’s son, and other associates of ALDON Realty.

On December 17, 2001, Michael Curtin’s brother-in-law entered into a contract to purchase a home at Waterlefe for $639,990, the list price.

In June 2000, Jerry L. Starkey received an advance of his vested and unvested deferred compensation in an amount equal to $349,000 in connection with the purchase of a home. In exchange for the advance, he executed a promissory note in favor of Watermark, our former parent, in an amount equal to the advance, which bears interest at 10%. The promissory note was subsequently amended to be payable to WCI. The principal amount of this loan was repaid, and interest on this loan will be forgiven in accordance with its terms if Mr. Starkey continues to be employed by us.

In August 2000, the remaining balance of the $82.5 million Ohio Savings Bank loan and the $50.5 million Starwood Financial loan were combined under a restated loan agreement with iStar Financial representing a total balance of $72.5 million. The loan was fully repaid in February 2001.

In December 1999, we entered into a month-to-month lease agreement with N501EK, L.L.C. for the non-exclusive use of a 1978 Cessna 501 aircraft. During the term of the lease, we pay a lease payment of $25,600, per month, and $700 per flight hour based on actual usage. Mr. Ackerman and Mr. Hoffman own 75% of N501EK, L.L.C.

Pursuant to a lease agreement, dated March 18, 1996, with Walden Center LLC, we lease approximately 62,200 square feet of commercial office space from Walden Center LLC for use as our headquarters. The term of the lease is ten years with two five-year renewal options. Base rent under the lease is $14.00 per square foot, which is adjusted annually based on United States Consumer Price Index. Lease payments aggregated approximately $1.2 million in 2001. Mr. Ackerman serves as Chairman of the Board of Walden Center LLC, and he and his immediate family beneficially own 100% of Walden Center LLC.

Pursuant to four separate lease agreements between Sun City Center Office Plaza, Inc. (“SCCOP”) and each of Financial Resources Group, Inc., First Fidelity Title Company, Sun City Center Realty, Inc., and WCI Planning and Design Center (collectively, the “SCCOP Lessees”), SCCOP leases to the SCCOP Lessees commercial office space in Sun City Center Office Plaza. Financial Resources leases 2,268 square feet for $16.97 per square foot under a lease expiring August 2007. First Fidelity leases 2,988 square feet for $14.85 per square foot under a lease expiring August 2007. Sun City Center Realty leases 5,242 square feet for $18.00 per square foot under a lease expired December 2001. WCI Planning and Design Center leases 3,558 square feet for $15.30 per square foot under a lease expiring November 2002. Messrs. Ackerman and Hoffman beneficially own approximately 19.6% and approximately 60.7% of SCCOP, respectively. Messrs. Starkey, Flinn and Dietz together beneficially own 3.5% of SCCOP.

Mr. Ackerman has an agreement with WCI, pursuant to which he provides advice on major financial and strategic business planning to WCI for ten years, ending on July 24, 2005. Under the agreement, Mr. Ackerman is paid $500,000 annually and he receives a benefit allowance of $100,000 in lieu of employee welfare benefits otherwise provided by WCI for health, life and disability insurance, 401(k) savings plans and other similar benefit programs. Mr. Ackerman receives a further allowance of $60,000 for support expenses, since he maintains a separate office and does not lease office space or secretarial support from us. If Mr. Ackerman’s agreement is terminated by WCI without cause, we must pay, at our option, either: (1) a termination payment representing the net present value of the annual compensation for the balance of the term of his agreement or (2) his annual compensation in equal monthly installments for the balance of the term of his agreement, as if no termination had occurred. In either case, we must continue to pay Mr. Ackerman his benefit allowance on a monthly basis, as if no termination had occurred. If the board materially diminishes Mr. Ackerman’s powers or duties, Mr. Ackerman may terminate the agreement, which termination will be treated as termination without cause by us for the purpose of payments to Mr. Ackerman. If Mr. Ackerman’s agreement is terminated by his disability or death, we will continue to pay to his estate the annual salary and benefit allowance for the remaining term of the agreement, reduced by 25%. During the term of the agreement and for the following three years, Mr. Ackerman may not compete with us and may not solicit any of our employees to accept employment with him or any other person.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

         1.     Financial Statements:

         See Item 8 above.

         2.     Financial Statement Schedules:

         Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are not required under the related instructions or are not applicable, and therefore have been omitted.

         3.     Exhibits:

Exhibit
number	Exhibit description

3.1	Form of Restated Certificate of Incorporation of WCI Communities, Inc. (2)

3.2	Form of Second Amended and Restated By-laws of WCI Communities, Inc. (2)

4.1	Form of Specimen Certificate for common stock of WCI Communities, Inc. (2)

4.2	Form of Registration Rights Agreement, by and among WCI Communities, Inc., and certain stockholders of WCI Communities, Inc. (2)

10.1	Primary Tax Allocation Agreement, dated January 1, 2001, among Watermark Communities, Inc., WCI Communities, Inc., Bay Colony-Gateway, Inc. and certain other subsidiaries of WCI Communities, Inc. and Bay Colony-Gateway Inc. (1)

10.2	Third Consolidated, Amended and Restated Senior Secured Facilities Credit Agreement, dated as of February 20, 2001, among WCI Communities, Inc., Bay Colony-Gateway, Inc., Communities Finance Company, LLC and Fleet National Bank, as lender and agent (1)

10.3	Employment agreement, dated as of July 24, 1995, between WCI Communities Limited Partnership and Don E. Ackerman (1)

10.4	Amended and restated employment agreement, dated as of January 1, 1999, between Watermark Communities, Inc. and Alfred Hoffman, Jr. (1)

10.5	Non-Employee Directors’ Stock Incentive Plan (1)

10.6	1998 Stock Purchase and Option Plan for Key Employees (1)

10.7	First Amendment to the 1998 Stock Purchase and Option Plan for Key Employees (2)

10.8	Management Incentive Compensation Plan (2)

10.9	Indenture, dated as of February 20, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $250,000,000 in aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2011 (1)

10.10	Supplemental Indenture, dated June 8, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York (1)

10.11	Master Revolving Note between Financial Resources Group, Inc. and Comerica Bank, dated as of August 31, 2001 (3)

21.1	Subsidiaries of WCI Communities, Inc. (*)

*	Filed herewith.

(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-58500).

(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).

(3)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended September 30, 2001 (Commission file No. 1-9186).

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI Communities, Inc. Registrant

Date:	March 25, 2002	By: /s/ James P. Dietz Name: James P. Dietz Title: Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange, Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred Hoffman, Jr. Alfred Hoffman, Jr.	Chief Executive Officer and Director	March 25, 2002

/s/ Don E. Ackerman Don E. Ackerman	Chairman of the Board of Directors and Executive Vice President	March 25, 2002

/s/ Jerry L. Starkey Jerry L. Starkey	President, Chief Operating Officer and Director	March 25, 2002

/s/ James P. Dietz James P. Dietz	Senior Vice President and Chief Financial Officer	March 25, 2002

/s/ Scott Perry Scott Perry	Chief Accounting Officer	March 25, 2002

/s/ F. Philip Handy F. Philip Handy	Director	March 25, 2002

/s/ Lawrence L. Landry Lawrence L. Landry	Director	March 25, 2002

/s/ Thomas F. McWilliams Thomas F. McWilliams	Director	March 25, 2002

/s/ Joshua J. Mintz Joshua J. Mintz	Director	March 25, 2002

/s/ Jay Sugarman Jay Sugarman	Director	March 25, 2002

/s/ Stewart Turley Stewart Turley	Director	March 25, 2002

EXHIBIT INDEX

Exhibit
number	Exhibit description

3.1	Form of Restated Certificate of Incorporation of WCI Communities, Inc. (2)

3.2	Form of Second Amended and Restated By-laws of WCI Communities, Inc. (2)

4.1	Form of Specimen Certificate for common stock of WCI Communities, Inc. (2)

4.2	Form of Registration Rights Agreement, by and among WCI Communities, Inc., and certain stockholders of WCI Communities, Inc. (2)

10.1	Primary Tax Allocation Agreement, dated January 1, 2001, among Watermark Communities, Inc., WCI Communities, Inc., Bay Colony-Gateway, Inc. and certain other subsidiaries of WCI Communities, Inc. and Bay Colony-Gateway Inc. (1)

10.2	Third Consolidated, Amended and Restated Senior Secured Facilities Credit Agreement, dated as of February 20, 2001, among WCI Communities, Inc., Bay Colony-Gateway, Inc., Communities Finance Company, LLC and Fleet National Bank, as lender and agent (1)

10.3	Employment agreement, dated as of July 24, 1995, between WCI Communities Limited Partnership and Don E. Ackerman (1)

10.4	Amended and restated employment agreement, dated as of January 1, 1999, between Watermark Communities, Inc. and Alfred Hoffman, Jr. (1)

10.5	Non-Employee Directors’ Stock Incentive Plan (1)

10.6	1998 Stock Purchase and Option Plan for Key Employees (1)

10.7	First Amendment to the 1998 Stock Purchase and Option Plan for Key Employees (2)

10.8	Management Incentive Compensation Plan (2)

10.9	Indenture, dated as of February 20, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $250,000,000 in aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2011 (1)

10.10	Supplemental Indenture, dated June 8, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York (1)

10.11	Master Revolving Note between Financial Resources Group, Inc. and Comerica Bank, dated as of August 31, 2001 (3)

21.1	Subsidiaries of WCI Communities, Inc. (*)

*	Filed herewith.

(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-58500).

(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).

(3)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended September 30, 2001 (Commission file No. 1-9186).