Form 10-Q
period 2002-03-31
WCI COMMUNITIES INC
filed 2002-05-14
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-9186

WCI COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2857021 (I.R.S. Employer Identification No.)

24301 Walden Center Drive
Bonita Springs, Florida 34134
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)   (239) 947-2600

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

         Yes         No

The number of shares outstanding of the issuer’s common stock, as of May 10, 2002 was 44,316,715.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended March 31, 2002

INDEX

      Part I. Financial Information

		Page No.
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2002 (Unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Income (Unaudited) For the Three Months Ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Part II	Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets

Cash and cash equivalents	$31,023	$57,993

Restricted cash	18,366	19,115

Contracts receivable	477,581	399,716

Mortgage notes and accounts receivable	52,873	58,774

Real estate inventories	865,322	774,443

Property and equipment	105,285	99,726

Other assets	122,955	124,361

Other intangible assets	8,468	8,460

Goodwill	28,854	28,604

Total assets	$1,710,727	$1,571,192

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$244,621	$270,689

Customer deposits	186,974	162,561

Community development district obligations	34,998	36,286

Senior secured credit facility	245,000	250,000

Senior subordinated notes	354,801	354,936

Mortgages and notes payable	67,192	77,675

	1,133,586	1,152,147

Commitments and contingencies

Shareholders’ equity:

Common stock, $.01 par value; 100,000,000 shares authorized, 44,448,898 and 36,513,898 shares issued, respectively	444	365

Additional paid-in capital	277,645	139,193

Retained earnings	301,599	282,739

Treasury stock, at cost, 132,183 shares	(795)	(795)

Accumulated other comprehensive loss	(1,752)	(2,457)

Total shareholders’ equity	577,141	419,045

Total liabilities and shareholders’ equity	$1,710,727	$1,571,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except share data)
(unaudited)

	For the three months ended
	March 31,

	2002	2001

Revenues

Homebuilding	$184,806	$143,612

Parcel and lot	4,140	15,979

Amenity membership and operations	20,096	19,303

Real estate services and other	22,401	18,065

Total revenues	231,443	196,959

Cost of Sales

Homebuilding	120,368	99,196

Parcel and lot	1,541	10,425

Amenity membership and operations	14,811	14,456

Real estate services and other	16,621	14,191

Total costs of sales	153,341	138,268

Contribution margin	78,102	58,691

Other Expenses

Interest expense, net	10,861	12,673

Selling, general, administrative and other	31,880	24,522

Real estate taxes, net	2,396	1,245

Depreciation	1,913	1,080

Amortization of intangible assets	117	110

Amortization of goodwill	—	804

Total other expenses	47,167	40,434

Income before income taxes and extraordinary item	30,935	18,257

Income tax expense	(12,075)	(7,323)

Income before extra ordinary item	18,860	10,934

Extraordinary item, net of tax

Net loss on early repayment of debt	—	(1,870)

Net income	18,860	9,064

Other comprehensive gain (loss), net of tax

Cumulative effect of a change in accounting principle	—	(746)

Unrealized derivative gains (losses)	705	(1,399)

Other comprehensive gain (loss)	705	(2,145)

Comprehensive income	$19,565	$6,919

Earnings (loss) per share:

Basic

Income before extraordinary item	$.49	$.30

Extraordinary item	—	(.05)

Net income	$.49	$.25

Diluted

Income before extraordinary item	$.48	$.29

Extraordinary item	—	(.05)

Net income	$.48	$.24

Weighted average number of shares

Basic	38,145,048	36,381,715

Diluted	39,608,221	37,324,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the three months ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net income	$18,860	$9,064

Adjustments to reconcile net income to net cash used in operating activities:

Net loss on early repayment of debt	—	1,870

Deferred income taxes	(776)	4,394

Depreciation and amortization	2,903	2,892

Earnings from investments in joint ventures	(1,693)	(286)

(Contributions to) distributions from investments in joint ventures, net	(126)	1,640

Changes in assets and liabilities:

Restricted cash	749	(897)

Contracts receivable	(77,865)	(51,418)

Accounts receivable	4,348	332

Real estate inventories	(80,879)	(79,105)

Other assets	2,424	6,024

Accounts payable and other liabilities	(24,603)	(54,352)

Customer deposits	24,413	29,984

Net cash used in operating activities	(132,245)	(129,858)

Cash flows from investing activities:

Additions to mortgage notes receivable	(41)	(1,104)

Proceeds from repayment of mortgage notes receivable	1,594	3,823

Additions to property and equipment, net	(7,711)	(5,156)

Net cash used in investing activities	(6,158)	(2,437)

Cash flows from financing activities:

Senior secured credit facility:

Net repayments on revolving line of credit	—	(21,800)

Repayments on term loan	(5,000)	—

Proceeds from borrowings on mortgages and notes payable	30,673	15,909

Repayment of mortgages and notes payable	(51,276)	(26,419)

Proceeds from borrowings on senior subordinated notes	—	250,000

Repayment of subordinated notes	—	(57,010)

Debt issue costs	(207)	(9,996)

Repayment of finance subsidiary debt	—	(72,495)

Net (reductions) borrowings on community development district obligations	(1,288)	19,187

Net proceeds from issuance of common stock	138,531	—

Proceeds from exercise of stock options	—	45

Net cash provided by financing activities	111,433	97,421

Net decrease in cash and cash equivalents	(26,970)	(34,874)

Cash and cash equivalents at beginning of year	57,993	55,737

Cash and cash equivalents at end of period	$31,023	$20,863

Non-cash financing activity:

Notes payable in connection with land acquisition	$10,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002
(In thousands, except share data)

1.	Basis of Presentation

The Company’s condensed consolidated financial statements and notes as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2001 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

The Company historically has experienced and expects to experience variability in quarterly results. The consolidated statement of income for the three months ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year.

2.	Changes in Shareholders’ Equity

During March 2002, the Company issued 7,935,000 shares of common stock in a public offering realizing approximately $138,531 in aggregate net proceeds. The net proceeds were used to repay approximately $51,095 of outstanding construction loans and $62,100 of outstanding balance of the revolver portion of our senior secured credit facility.

3.	New Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supercedes SFAS 121 and APB 30. SFAS 144 retains the requirements of SFAS 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of SFAS 144 did not have a material effect on the Company’s financial position and results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) approved SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. In addition to rescinding SFAS 4, 44 and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 will be effective for the Company’s fiscal year 2003. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position or results of operations.

4.	Segment Information

The Company operates in three reportable business segments: homebuilding, parcel and lot and amenity membership and operations. Revenues from segments below the quantitative thresholds are primarily attributable to real estate services such as brokerage, title company, property management and mortgage banking operations (collectively “All Other”). The table below presents information about reported operating income for the three months ended March 31, 2002 and 2001. Asset information by reportable segment is not presented since the Company does not prepare such information.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002
(In thousands, except share data)

Three months ended March 31, 2002

	Homebuilding
				Amenity
	Mid- and	Single- and	Parcel	Membership	All	Segment
	High-rise	Multi-family	and Lot	and Operations	Other	Totals

Revenues	$114,016	$70,790	$4,140	$20,096	$21,716	$230,758

Interest income	—	—	—	—	685	685

Contribution margin	45,280	19,158	2,599	5,285	5,780	78,102

Three months ended March 31, 2001

	Homebuilding
				Amenity
	Mid- and	Single- and	Parcel	Membership	All	Segment
	High-rise	Multi-family	and Lot	and Operations	Other	Totals

Revenues	$78,145	$65,467	$15,979	$19,303	$17,589	$196,483

Interest income	—	—	—	—	476	476

Contribution margin	32,838	11,578	5,554	4,847	3,874	58,691

A reconciliation of total segment contribution margin to consolidated net income before income tax and extraordinary item for the three months ended March 31, 2002 and 2001 is as follows:

	For the three months ended
	March 31,

	2002	2001

Segment contribution margin	$78,102	$58,691

Corporate overhead and costs	(34,276)	(25,767)

Interest expense, net	(10,861)	(12,673)

Depreciation and amortization	(2,030)	(1,994)

Income before income taxes and extraordinary item	$30,935	$18,257

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002
(In thousands, except share data)

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	March 31,	December 31
	2002	2001

Land	$153,301	$170,746

Work in progress:

Land and improvements	331,495	231,750

Tower residences	194,040	176,698

Homes	121,505	123,747

Completed inventories:

Land and improvements	46,319	49,051

Tower residences	3,943	6,564

Homes	14,719	15,887

	$865,322	$774,443

6.	Capitalized Interest

The following table is a summary of capitalized and amortized interest:

	For the
	three months ended
	March 31,

	2002	2001

Total interest incurred	$15,067	$15,215

Debt issue cost amortization	1,008	898

Interest amortized	3,329	4,076

Interest capitalized	(8,543)	(7,516)

Interest expense, net	$10,861	$12,673

7.	Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002
(In thousands, except share data)

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended
	March 31,

	2002	2001

Basic weighted average shares	38,145,048	36,381,715

Stock options	1,463,173	942,803

Diluted weighted average shares	39,608,221	37,324,518

8.	Goodwill and Other Intangibles and Implementation of SFAS 142

Effective January 1, 2002 the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually. The Company completed the required tests for impairment of goodwill and does not currently believe its goodwill is impaired. In accordance with SFAS 142, the Company has allocated goodwill to its operating segments as of March 31, 2002 as follows:

Homebuilding	$16,097

Amenity membership and operations	5,365

All other	7,392

$28,854

Intangible assets subject to amortization had accumulated amortization of $1,269 and $1,152 at March 31, 2002 and December 31, 2001, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2002	$480

2003	480

2004	436

2005	299

2006	299

$1,994

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002
(In thousands, except share data)

A reconciliation of income before extraordinary item, net income and earnings per share to exclude amortization expense in the prior year period follows:

	For the three months ended
	March 31,

	2002	2001

Reported income before extraordinary item	$18,860	$10,934

Add back: Goodwill amortization	—	804

Adjusted income before extraordinary item	18,860	11,738

Extraordinary item, net of tax	—	(1,870)

Adjusted net income	$18,860	$9,868

Earnings (loss) per share:

Basic

Reported income before extraordinary item	$.49	$.30

Goodwill amortization	—	.02

Adjusted income before extraordinary item	.49	.32

Extraordinary item, net of tax	—	(.05)

Adjusted net income	$.49	$.27

Diluted

Reported income before extraordinary item	$.48	$.29

Goodwill amortization	—	.02

Adjusted income before extraordinary item	.48	.31

Extraordinary item, net of tax	—	(.05)

Adjusted net income	$.48	$.26

9.	Commitments and Contingencies

From time to time, the Company has been involved in various litigation matters involving ordinary and routine claims incidental to its business. In addition, in May 2000, individuals filed a lawsuit against the Company, which seeks class action status, and arising out of a preferred builder program under which plaintiffs purchased vacant lots and then contracted with a builder of their choice to construct a residence on their lots. In March 2002 the court denied plaintiffs motion for class certification. Plaintiffs did not appeal the ruling. The Company does not believe the resolution of this matter will have a material adverse effect on the Company’s financial condition or results of operations. The Company believes it has meritorious defenses and intends to vigorously defend this action.

10.	Subsequent Event

The Company issued $200,000 of 9 1/8% senior subordinated notes (the Notes) on April 24, 2002 in a private placement. Effective May 2, 2002, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission offering to exchange the unregistered Notes for notes registered under the Securities Act of 1933, as amended. The exchange was not completed as of the date of this filing. The terms of the registered Notes will be substantially identical to the unregistered Notes, except the registered Notes will not contain transfer restrictions. The Notes mature May 1, 2012 and interest is payable

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002
(In thousands, except share data)

semi-annually in arrears on each May 1 and November 1 commencing on November 1, 2002. The Notes are subordinated to all existing and future senior debt. The Notes indenture agreement contains certain financial and operational covenants that may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. Proceeds from the Notes were used to repay $174,800 of the senior secured credit facility, $11,200 of other debt and for general corporate purposes.

11.	Supplemental Guarantor Information

Obligations to pay principal and interest on the Company’s senior subordinated notes are guaranteed fully and unconditionally by the Company’s wholly owned subsidiaries, including its only significant subsidiary, Bay Colony-Gateway, Inc. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. Supplemental condensed consolidating financial information of the Company’s guarantors is presented below.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002
(In thousands)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets

Cash and cash equivalents	$26,624	$4,399	$—	$31,023

Restricted cash	1,666	16,700	—	18,366

Contracts receivable	297,757	179,824	—	477,581

Mortgage notes and accounts receivable	26,172	41,801	(15,100)	52,873

Real estate inventories	476,189	389,133	—	865,322

Property and equipment	39,435	65,850	—	105,285

Investment in guarantor subsidiaries	246,869	—	(246,869)	—

Other assets	339,995	83,565	(263,283)	160,277

Total assets	$1,454,707	$781,272	$(525,252)	$1,710,727

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$260,665	$469,211	$(263,283)	$466,593

Senior secured credit facility	245,000	—	—	245,000

Senior subordinated notes	354,801	—	—	354,801

Mortgages and notes payable	17,100	65,192	(15,100)	67,192

	877,566	534,403	(278,383)	1,133,586

Shareholders’ equity	577,141	246,869	(246,869)	577,141

Total liabilities and shareholders’ equity	$1,454,707	$781,272	$(525,252)	$1,710,727

	December 31, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets

Cash and cash equivalents	$45,382	$12,611	$—	$57,993

Restricted cash	1,749	17,366	—	19,115

Contracts receivable	230,412	169,304	—	399,716

Mortgage notes and accounts receivable	11,411	47,363	—	58,774

Real estate inventories	414,481	359,962	—	774,443

Property and equipment	37,268	62,458	—	99,726

Investment in guarantor sudsidiaries	231,884	—	(231,884)	—

Other assets	325,401	82,950	(246,926)	161,425

Total assets	$1,297,988	$752,014	$(478,810)	$1,571,192

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$262,313	$454,149	$(246,926)	$469,536

Senior secured credit facility	250,000	—	—	250,000

Senior subordinated notes	354,936	—	—	354,936

Mortgages and notes payable	11,694	65,981	—	77,675

	878,943	520,130	(246,926)	1,152,147

Shareholders’ equity	419,045	231,884	(231,884)	419,045

Total liabilities and shareholders’ equity	$1,297,988	$752,014	$(478,810)	$1,571,192

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the three months ended March 31, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$138,629	$92,814	$—	$231,443

Total cost of sales	87,115	66,226	—	153,341

Contribution margin	51,514	26,588	—	78,102

Total other expenses	41,116	6,051	—	47,167

Income before income taxes and equity in income of guarantor subsidiaries	10,398	20,537	—	30,935

Income tax expense	(4,346)	(7,729)	—	(12,075)

Equity in income of guarantor subsidiaries, net of tax	12,808	—	(12,808)	—

Net income	$18,860	$12,808	$(12,808)	$18,860

	For the three months ended March 31, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$113,617	$101,899	$(18,557)	$196,959

Total cost of sales	76,056	62,212	—	138,268

Contribution margin	37,561	39,687	(18,557)	58,691

Total other expenses	50,833	8,158	(18,557)	40,434

(Loss) income before income taxes, equity in income of guarantor subsidiaries and extraordinary item	(13,272)	31,529	—	18,257

Income tax benefit (expense)	4,625	(11,948)	—	(7,323)

Equity in income of guarantor subsidiaries, net of tax	17,711	—	(17,711)	—

Income before extraordinary item	9,064	19,581	(17,711)	10,934

Extraordinary item:

Net loss on early repayment of debt	—	(1,870)	—	(1,870)

Net income	$9,064	$17,711	$(17,711)	$9,064

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:

Net income	$18,860	$12,808	$(12,808)	$18,860

Adjustments to reconcile net income to net cash used in operating activities:

Deferred income tax liabilities	(3,067)	—	2,291	(776)

Depreciation and amortization	1,776	1,127	—	2,903

Earnings from investments in joint ventures	(47)	(1,646)	—	(1,693)

Equity in earnings of guarnator subsidiaries	(12,808)	—	12,808	—

(Contributions to guarantor subsidiaries) contributions from parent, net	(2,177)	2,177	—	—

Changes in assets and liabilities:

Contracts and accounts receivable	(83,059)	(5,558)	15,100	(73,517)

Real estate inventories	(51,708)	(29,171)	—	(80,879)

Other assets	(15,214)	1,904	16,357	3,047

Accrued expenses and other liabilities	2,559	15,899	(18,648)	(190)

Net cash used in operating activities	(144,885)	(2,460)	15,100	(132,245)

Cash flows from investing activities:

Reductions on mortgages and notes receivable, net	953	600	—	1,553

Additions to property and equipment, net	(3,121)	(4,590)	—	(7,711)

Net cash used in investing activities	(2,168)	(3,990)	—	(6,158)

Cash flows from financing activities:

Net borrowings on senior secured credit facilities	(5,000)	—	—	(5,000)

Net repayments on mortgages and notes payable	(4,594)	(909)	(15,100)	(20,603)

Net proceeds from issuance of common stock	138,531	—	—	138,531

Other	(642)	(853)	—	(1,495)

Net cash (used) provided by financing activities	128,295	(1,762)	(15,100)	111,433

Net (decrease) increase in cash and cash equivalents	(18,758)	(8,212)	—	(26,970)

Cash and cash equivalents at beginning of year	45,382	12,611	—	57,993

Cash and cash equivalents at end of year	$26,624	$4,399	$—	$31,023

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:

Net income	$9,064	$17,711	$(17,711)	$9,064

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Net loss on debt restructuring	1,870	—	—	1,870

Deferred income tax liabilities	(2,533)	—	6,927	4,394

Depreciation and amortization	1,771	1,121	—	2,892

Losses (earnings) from investments in joint ventures	19	(305)	—	(286)

Equity in earnings of guarantor subsidiaries	(17,711)	—	17,711	—

Distributions from guarantor subsidiaries (contributions to parent), net	18,249	(18,249)	—	—

Repayment of investments in parent entities	—	43,773	(43,773)	—

Changes in assets and liabilities:

Contracts and accounts receivable	(47,277)	(2,917)	(892)	(51,086)

Real estate inventories	(24,495)	(54,610)	—	(79,105)

Other assets	(66,192)	19,523	53,436	6,767

Accrued expenses and other liabilities	(18,348)	53,451	(59,471)	(24,368)

Net cash (used in) provided by operating activities	(145,583)	59,498	(43,773)	(129,858)

Cash flows from investing activities:

Principal reductions on mortgages and notes payable, net	1,459	1,260	—	2,719

Additions to property and equipment, net	(4,767)	(389)	—	(5,156)

Net cash (used in) provided by investing activities	(3,308)	871	—	(2,437)

Cash flows from financing activities:

Net repayments on senior secured credit facilities	(21,800)	—	—	(21,800)

Net repayments on mortgages and notes payable	(3,885)	(79,120)	—	(83,005)

Proceeds from borrowings on senior subordinated notes	250,000	—	—	250,000

Principal repayments on subordinated notes	(100,783)	—	43,773	(57,010)

Other	(11,845)	21,081	—	9,236

Net cash provided by (used in) financing activities	111,687	(58,039)	43,773	97,421

Net (decrease) increase in cash and cash equivalents	(37,204)	2,330	—	(34,874)

Cash and cash equivalents at beginning of year	49,143	6,594	—	55,737

Cash and cash equivalents at end of year	$11,939	$8,924	$—	$20,863

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the first quarter, we achieved a significant increase in revenues and earnings driven primarily by a larger number and greater value of sold tower units under construction and higher margins and unit average price in traditional homebuilding operations. Total revenues for the three months ended March 31, 2002, increased 17.5% to $231.4 million, from $197.0 million for the comparable period in 2001. Total contribution margin for the three months ended March 31, 2002 increased 33.0% to $78.1 million, from $58.7 million for the comparable period in 2001. Income before income taxes for the three months ended March 31, 2002 increased 68.9% to $30.9 million, from $18.3 million for the comparable period in 2001. Income tax expense increased 65.8% to $12.1 million, from $7.3 million for the comparable period in 2001. The effective income tax rate was 39.0% and 40.1% for the three months ended March 31, 2002 and 2001, respectively. For the quarter ended March 31, 2001, we recognized a $1.9 million (net of tax) extraordinary loss related to the write-off of unamortized debt issue costs associated with the early repayment of debt in conjunction with the offering of $250 million in senior subordinated notes. Net income for the three months ended March 31, 2002 increased 107.7% to $18.9 million, from $9.1 million for the comparable period in 2001. As of January 2002, we adopted Statement of Financial Accounting Standards 142 and accordingly, no longer amortize goodwill. For the quarter ended March 31, 2001, amortization of goodwill was approximately $804,000.

In March 2002, we issued 7,935,000 shares of common stock in a public offering realizing approximately $138.5 million in net proceeds. Our operating results for the three months ended and the issuance of common stock contributed to a 37.7% increase in shareholders’ equity to $577.1 million at March 31, 2002. The increase in shareholders’ equity and the use of initial public offering proceeds for repayment of existing debt contributed to a reduction in the debt-to-capitalization ratio to 53.6% at March 31, 2002 compared to 62.0% at December 31, 2001.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Homebuilding

Traditional homebuilding

	Three months ended March 31, 2002			Three months ended March 31, 2001

Single- and multi-family			Average			Average
homebuilding	Number	Value*	Price*	Number	Value*	Price*

Number of communities with active homebuilding at period end	16	—	—	17	—	—

Net new contracts	497	$156,182	$314	513	$171,093	$334

Closed sales	225	70,790	315	238	65,467	275

Ending backlog	888	351,276	396	1,028	340,931	332

*	Dollar amounts in thousands.

Single and multi-family homebuilding revenues increased 8.1% to $70.8 million for the three month period ended March 31, 2002 compared to $65.5 million for the same period in 2001. The increase in revenues was attributable to a 14.5% increase in the average price per home closed to $315,000 in 2002 from $275,000 in 2001. The increase in the average price per home closed was attributable to closings of new homes in our higher priced communities included in the Palm Beach and Southwest Florida regions. The number of homes closed decreased to 225 units from 238 units due to (1) a lower number of homes in backlog at the beginning of 2002 compared to the number of homes in backlog at the beginning of 2001 and (2) the close out of a large community in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Southeast Florida region offset by an increase in closings from existing and new communities in the Southeast and Southwest Florida regions.

Single and multi-family homebuilding contribution margin increased 65.5% to $19.2 million for the three months ended March 31, 2002 compared to $11.6 million for the same period in 2001. Contribution margin percentage increased to 27.1% compared to 17.7% for the comparable period in 2001. The increases were due primarily to closings of higher priced homes that produced higher margins and ongoing initiatives to reduce development and construction costs.

The value of net new contracts for single and multi-family homebuilding decreased to $156.2 million for the three months ended March 31, 2002 compared to $171.1 million for the same period in 2001. The average sales price decreased 5.9% to $314,000 from $334,000. The decreases are primarily attributable to (1) the close out of a community located in the Southeast Florida region; (2) decreased product availability in certain communities located in the Southwest Florida region offset by increased sales at existing and new communities throughout our other regions; and (3) change in the product mix of homes sold. Backlog at March 31, 2002 was $351.3 million or 3.1% higher than the $340.9 million at March 31, 2001. The increase in backlog was primarily the result of a 19.3% increase in the average sales price of homes under contract to $396,000 in 2002 compared to $332,000 in 2001.

Mid-rise and high-rise homebuilding

	For the three months ended		For the three months ended
	March 31, 2002		March 31, 2001

Mid-rise and high-rise homebuilding	Number	Value*	Number	Value*

Number of towers under construction	14	—	8	—

Net new contracts	92	$93,993	87	$68,479

Reported revenues	—	114,016	—	78,145

Ending backlog	—	452,821	—	281,052

*Dollar amounts in thousands.

Mid-rise and high-rise homebuilding revenues increased 46.0% to $114.0 million for the three months ended March 31, 2002 compared to $78.1 million for the same period in 2001. The increase in mid-rise and high-rise homebuilding revenues was attributable primarily to an increase in the number of tower residences that qualified for recognition of revenue and the increase in the value of sold units in those towers. We delivered tower units or met the requirements for percentage of completion revenue recognition in sixteen towers in the three months ended March 31, 2002 as compared to eleven towers in the same period in 2001.

Mid-rise and high-rise homebuilding contribution margin increased 38.1% to $45.3 million for the three months ended March 31, 2002 compared to $32.8 million for the same period in 2001. The mid-rise and high-rise homebuilding contribution margin percentage for the three months ended decreased to 39.7% compared to 42.0% for the same period in 2001. The decrease was primarily the result of changes in the product mix of units under contract among those towers.

The value of net new contracts for mid-rise and high-rise homebuilding increased 37.2% to $94.0 million for the three months ended March 31, 2002 compared to $68.5 million for the same period in 2001. The increase in net new contracts was primarily the result of a 5.7% increase in the number of units contracted to 92 from 87 in the comparable period in 2001, and a 27.1% increase in the average selling price for each new contract to $1.0 million from $787,000 in the same period in 2001. Backlog at March 31, 2002 was $452.8 million or 61.1% higher than the $281.1 million at March 31, 2001. The increase in backlog was due primarily to the increased number of net

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

new contracts and the 16.7% increase in the average price of tower units under contract to $1.4 million in 2002 from $1.2 million in 2001.

Parcel and lot

Parcel and lot revenues decreased 74.4% to $4.1 million for the three months ended March 31, 2002 compared to $16.0 million for the same period in 2001. Sales of residential parcels continued to decrease due to the sell-out of the few residential parcels that were not designated for homebuilding, while commercial parcel sales decreased primarily as a result of fewer available parcels for sale. Lot sales decreased 40.0% to $3.3 million for the three months ended March 31, 2002 compared to $5.5 million for the comparable period in 2001. The decrease was primarily due to a reduced number of lots remaining available for sale.

Parcel and lot contribution margin decreased to $2.6 million compared to $5.6 million, and the resulting contribution margin percentage increased to 63.4% compared to 35.0% in 2001. The increase in contribution margin percentage was primarily due to the change in mix of parcel and lot sales closed in the respective periods.

Amenity membership and operations

Amenity membership and operating revenues increased 4.1% to $20.1 million for the three month period ending March 31, 2002 compared to $19.3 million for the same period in 2001. Equity membership and marina slip sales increased 29.8% to $7.4 million for the three month period in 2002 compared to $5.7 million for the same period in 2001, while membership dues and amenity service revenues decreased 6.6% to $12.7 million compared to $13.6 million. The increase in equity membership and marina slip revenue was attributable primarily to marina slip sales at our Gulf Harbour community. The decrease in operating revenues was attributable primarily to the turnover of our Gateway Golf and Country Club to its members in December 2001.

Amenity contribution margin increased to $5.3 million compared to $4.8 million, and the resulting contribution margin percentage increased to 26.4% compared to 24.9%. The increase in contribution margin and contribution margin percentage was attributable to higher margin equity membership and marina slip sales.

Real estate services and other

Real estate services and other revenues increased 23.8% to $22.4 million for the three months ended March 31, 2002 compared to $18.1 million for the same period in 2001. The increase in revenues was primarily attributable to a $1.7 million increase in real estate brokerage revenues that was generated by the increased volume of transactions closed, a $1.6 million increase in equity in earnings of joint ventures and management fees and a $1.0 million increase in title, mortgage banking and other operations for the three months compared to the same period in 2001.

Contribution margin increased to $5.8 million compared to $3.9 million and the resulting contribution margin percentage increased to 25.9% compared to 21.5% for the same period in 2001, due primarily to the increase in equity in earnings of joint ventures and management fees and the result of growth in volume of transactions and production per agent.

Interest expense, net of capitalization

Interest expense, net of capitalization decreased 14.2% to $10.9 million for the three months ended March 31, 2002 compared to $12.7 million for the same period in 2001. Interest incurred decreased slightly to $15.1 million for the three months ended March 31, 2002 compared to $15.2 million for the same period in 2001. Amortization of previously capitalized interest decreased by $747,000 to 1.4% of total revenue for 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

compared to 2.1% of total revenue for 2001 due primarily to the decrease in parcel and lot sales and the change in homebuilding product mix between the two periods. Interest capitalized increased 13.3% to $8.5 million for 2002 compared to $7.5 million in 2001 due to a greater book value of properties undergoing active development.

Selling, general and administrative expenses, including real estate taxes

Selling, general and administrative expenses, including real estate taxes, increased to $34.3 million for the three months ended March 31, 2002 compared to $25.8 million for the comparable period in 2001. The increase was primarily due to (1) increased wages, benefits costs and administrative expenses associated with the increase in personnel to support our growth; (2) increased sales and marketing expenditures related to newly introduced communities, subdivisions and towers under development; and (3) increases in insurance premiums.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of March 31, 2002, we had cash and cash equivalents of $31.0 million.

Net cash used in operations was $132.2 million for the period ended March 31, 2002 as compared to cash used in operations of $129.9 million for the comparable period in the prior year. Cash flow from operations before net inventory additions and contracts receivable and mortgages held for resale improved to $26.5 million for the period ended March 31, 2002 compared to $665,000 for the comparable period in 2001. Net inventory additions increased slightly to $80.9 million for the period ended March 31, 2002 compared to $79.1 million in 2001. Net inventory additions is primarily related to single- and multi-family home inventories that are under contract for delivery during the next six to nine months and, to a lesser degree, tower inventories that have not yet qualified for revenue recognition and land acquisitions. Contracts receivable increased by $77.9 million for 2002 compared to $51.4 million during 2001 reflecting the increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage of completion revenue recognition. Land acquisitions for the period ended March 31, 2002 and 2001 totaled approximately $41.7 million and $49.9 million, respectively. We expect real estate inventories will continue to increase as we are currently negotiating and searching for additional opportunities to obtain control of land for future communities.

Investing activities for the period ended March 31, 2002 included $7.7 million of net additions to property and equipment compared to $5.2 million in the same period in the prior year. For the period ended March 31, 2002, cash was provided from net mortgage notes receivable collections of $1.6 million compared to $2.7 million in the same period in 2001. We anticipate cash flows used in investing activities will increase with development of current and future amenity operations.

Financing activities provided cash of $111.4 million for the period ended March 31, 2002 compared to cash provided of $97.4 million in the same period in 2001. The net cash inflow for the period ended March 31, 2002 was primarily the result of the issuance of 7.9 million shares of common stock in March 2002 resulting in net proceeds of $138.5 million, net of additional borrowings of $30.7 million and repayments totaling $57.8 million for mortgages and notes payable, term loan and other debt obligations.

The senior secured credit facility includes a $250 million amortizing term loan and $200 million revolving loan. The facility allows us to borrow and repay up to the maximum amount under the $200 million revolving loan subject to maintaining an adequate collateral borrowing base. The term loan requires semi-annual principal payments of $5.0 million commencing January 2002. On April 24, 2002, we issued $200 million 9 1/8% senior subordinated notes (the Notes). The Notes mature May 1, 2012 and interest is payable semi-annually in arrears on each May 1 and November 1 commencing November 1, 2012. A portion of the proceeds from the Notes was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

used to repay $145.0 million of the term loan balance. We are in the process of amending and restructuring our senior secured credit facility to provide for an unsecured $350 million revolving facility. As of March 31, 2002, we had $191.9 million available for borrowing under the senior secured credit facility and $8.1 million committed pursuant to letters of credit.

As of March 31, 2002, $18.0 million was available for borrowing and approximately $15.1 million was committed to fund mortgages under the warehouse facility maintained by our wholly owned finance subsidiary, Financial Resources Group, Inc.

The amount of community development district and improvement district bond obligations issued with respect to our communities totaled $204.2 million at March 31, 2002. We have accrued $35.0 million as of March 31, 2002, as our estimate of the amount of bond obligations that may be required to fund. We may, subject to limitations in the senior secured credit facility, use district financing to a greater extent in the future.

We have various interest rate swap agreements with counterparties that are major financial institutions. The swap agreements effectively fix the variable interest rate on approximately $90.0 million of the senior secured credit facility. The interest rate swap agreements expire February 2003 ($40.0 million) and February 2004 ($50.0 million). The swap agreements have been designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet. The interest rate swap agreements had a fair value and estimated cumulative unrealized loss of approximately $2.9 million at March 31, 2002.

We released four towers for reservation and commenced construction on three towers during the quarter ended March 31, 2002. We intend to use construction loans and customer deposits to construct high-rise towers. After the construction loans are repaid from the proceeds of closings with buyers, remaining proceeds will be available for general use. As of March 31, 2002, we had construction loans in place for seven towers with $31.1 million outstanding and $295.7 million of remaining undrawn commitments. We expect to begin construction on four towers and to close five towers for the remainder of 2002, which will generate additional net cash flow after repayment of the related construction loans.

During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of March 31, 2002, we had contracts or options aggregating $65.4 million, to acquire approximately 600 acres of land that are expected to yield approximately 1,500 residential units. Payments of approximately $11.1 million are expected to be made during 2002 with the balance paid in future years. We recently commenced development of two new projects and expect to commence development of three other communities this year, where we anticipate closings to start in 2003 and 2004.

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

Our Annual Report on Form 10-K for the year ended December 31, 2001 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”

The following table sets forth, as of March 31, 2002, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts and weighted average interest rates of the Company’s interest rate swaps.

								FMV at
	2002	2003	2004	2005	2006	Thereafter	Total	3/31/02

Debt:

Fixed rate	$90	$20	$10,000	$—	$—	$350,000	$360,110	$384,610

Average interest rate	10.54%	10.54%	10.62%	—	—	10.63%	10.61%

Variable rate	$5,659	$41,575	$254,848	$—	$—	$—	$302,082	$302,082

Average interest rate	4.79%	4.82%	4.95%	—	—	—	4.81%

Interest Rate Swaps:

Variable to fixed	$—	$40,000	$50,000	$—	$—	$—	$90,000	$(2,852)

Average pay rate	—	5.69%	5.68%	—	—	—	—

Average receive rate	*	*	*	*	*	*	*

*90-Day Libor

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9, Notes to Consolidated Unaudited Financial Statements, which is contained in Part I, Item 1, of this Quarterly Report on Form 10-Q and which is incorporated by reference into this response.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1*	Certificate of Incorporation of WCI Communities, Inc.

3.2*	By-laws of WCI Communities, Inc.

4.1*	Indenture, dated as of April 24, 2002, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012.

*	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-87250)

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date:	May 13, 2002	/s/ JAMES P. DIETZ James P. Dietz Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)