Form 10-Q
period 2002-06-30
WCI COMMUNITIES INC
filed 2002-08-14
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

         Yes    No

The number of shares outstanding of the issuer’s common stock, as of August 12, 2002 was 44,316,715.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended June 30, 2002

INDEX

         Part I. Financial Information

		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets June 30, 2002 (Unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Income (Unaudited) For the Three and Six Months Ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Part II.	Other Information

Item 1.	Legal Proceedings	26

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Cash and cash equivalents	$27,575	$57,993

Restricted cash	20,867	19,115

Contracts receivable	620,865	399,716

Mortgage notes and accounts receivable	40,816	58,774

Real estate inventories	907,313	774,443

Property and equipment	115,077	99,726

Other assets	130,046	124,361

Other intangible assets	8,348	8,460

Goodwill	28,821	28,604

Total assets	$1,899,728	$1,571,192

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$275,133	$270,689

Customer deposits	215,409	162,561

Community development district obligations	36,168	36,286

Senior secured credit facility	—	250,000

Senior unsecured credit facility	146,460	—

Senior subordinated notes	554,667	354,936

Mortgages and notes payable	64,364	77,675

	1,292,201	1,152,147

Commitments and contingencies

Shareholders’ equity:

Common stock, $.01 par value; 100,000,000 shares authorized, 44,448,898 and 36,513,898 shares issued, respectively	444	365

Additional paid-in capital	277,315	139,193

Retained earnings	332,699	282,739

Treasury stock, at cost, 132,183 shares	(795)	(795)

Accumulated other comprehensive loss	(2,136)	(2,457)

Total shareholders’ equity	607,527	419,045

Total liabilities and shareholders’ equity	$1,899,728	$1,571,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues

Homebuilding	$253,920	$193,759	$442,041	$342,852

Amenity membership and operations	15,202	12,515	35,298	31,818

Real estate services, land sales and other	28,631	28,546	51,857	57,109

Total revenues	297,753	234,820	529,196	431,779

Cost of Sales

Homebuilding	165,316	132,438	287,064	234,225

Amenity membership and operations	12,741	10,260	27,552	24,715

Real estate services, land sales and other	23,560	20,400	40,342	42,426

Total costs of sales	201,617	163,098	354,958	301,366

Contribution margin	96,136	71,722	174,238	130,413

Other Expenses

Selling, general, administrative and other	27,445	23,793	59,325	48,315

Interest expense, net	10,325	12,650	21,186	25,322

Real estate taxes, net	2,050	1,986	4,446	3,232

Depreciation	1,998	1,137	3,911	2,217

Amortization of intangible assets	120	110	237	220

Amortization of goodwill	—	803	—	1,607

Total other expenses	41,938	40,479	89,105	80,913

Income before income taxes and extraordinary items	54,198	31,243	85,133	49,500

Income tax expense	(21,082)	(12,529)	(33,157)	(19,852)

Income before extraordinary items	33,116	18,714	51,976	29,648

Extraordinary items, net of tax Net loss on early repayment of debt	(2,016)	(88)	(2,016)	(1,958)

Net income	31,100	18,626	49,960	27,690

Other comprehensive (loss) gain, net of tax Cumulative effect of a change in accounting principle	—	—	—	(746)

Unrealized derivative (losses) gains	(384)	28	321	(1,371)

Other comprehensive (loss) gain	(384)	28	321	(2,117)

Comprehensive income	$30,716	$18,654	$50,281	$25,573

Earnings (loss) per share:

Basic Income before extraordinary item	$.75	$.51	$1.26	$.81

Extraordinary item	(.05)	—	(.05)	(.05)

Net income	$.70	$.51	$1.21	$.76

Diluted Income before extraordinary item	$.72	$.50	$1.21	$.79

Extraordinary item	(.05)	—	(.05)	(.05)

Net income	$.67	$.50	$1.16	$.74

Weighted average number of shares Basic	44,316,715	36,381,715	41,247,930	36,381,715

Diluted	46,288,577	37,262,486	42,964,886	37,293,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the six months ended
	June 30,

	2002	2001

Cash flows from operating activities:

Net income	$49,960	$27,690

Adjustments to reconcile net income to net cash used in operating activities:

Net loss on early repayment of debt	2,016	1,958

Deferred income taxes	5,891	7,833

Depreciation and amortization	5,765	5,950

Earnings from investments in joint ventures	(1,376)	(1,179)

(Contributions to) distributions from investments in joint ventures, net	(1,145)	288

Changes in assets and liabilities:

Restricted cash	(1,752)	(2,309)

Contracts receivable	(221,149)	(109,648)

Accounts receivable	16,685	2,371

Real estate inventories	(126,949)	(139,386)

Other assets	(1,463)	6,299

Accounts payable and other liabilities	157	(30,312)

Customer deposits	52,848	48,058

Net cash used in operating activities	(220,512)	(182,387)

Cash flows from investing activities:

Additions to mortgage notes receivable	(888)	(1,182)

Proceeds from repayment of mortgage notes receivable	2,161	3,975

Additions to property and equipment, net	(15,422)	(12,677)

Net cash used in investing activities	(14,149)	(9,884)

Cash flows from financing activities:

Senior secured credit facility:

Net repayments on revolving line of credit	—	(39,000)

Repayments on term loan	(250,000)	—

Net borrowings on senior unsecured credit facility	146,460	—

Proceeds from borrowings on mortgages and notes payable	53,826	37,548

Repayment of mortgages and notes payable	(77,257)	(59,706)

Proceeds from issuance of senior subordinated notes	200,000	355,250

Repayment of subordinated notes	—	(57,010)

Debt issue costs	(6,869)	(11,629)

Repayment of finance subsidiary debt	—	(72,495)

Net (reductions) borrowings on community development district obligations	(118)	17,375

Net proceeds from issuance of common stock	138,201	—

Proceeds from exercise of stock options	—	45

Net cash provided by financing activities	204,243	170,378

Net decrease in cash and cash equivalents	(30,418)	(21,893)

Cash and cash equivalents at beginning of year	57,993	55,737

Cash and cash equivalents at end of period	$27,575	$33,844

Non-cash financing activity:

Notes payable in connection with land acquisition	$10,000	$—

Real estate inventory transferred to property and equipment	$4,079	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except share data)

1.	Basis of Presentation

The Company’s condensed consolidated financial statements and notes as of June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2001 audited financial statements in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

The Company historically has experienced and expects to experience variability in quarterly results. The consolidated statement of income for the six months ended June 30, 2002 is not necessarily indicative of the results to be expected for the full year.

2.	Changes in Shareholders’ Equity

During March 2002, the Company issued 7,935,000 shares of common stock in a public offering realizing approximately $138,201 in aggregate net proceeds. The net proceeds were used to repay approximately $51,095 of outstanding construction loans and $62,100 of outstanding balance of the revolver portion of the senior secured credit facility.

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

In June 2002, the FASB approved SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 will be effective for the Company’s fiscal year 2003. Management does not expect the adoption of SFAS 146 to have a material effect on the Company’s financial position or results of operations.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except share data)

4.	Segment Information

The Company has reorganized its business segments to more accurately reflect its operational structure and, as a result, segment information for the prior period has been reclassified to conform to the current operating structure. The Company operates in four principal business segments: Mid- and High-rise Homebuilding; Single and Multi-family Homebuilding, which includes sales of lots; Amenity Membership and Operations; and Real Estate Services, which includes brokerage, mortgage banking, title and property management operations. Land sales and other has been disclosed for purposes of additional analysis. Asset information by business segment is not presented, since the Company does not prepare such information.

Three months ended June 30, 2002

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$173,639	$78,046	$2,235	$15,202	$24,753	$3,549	$297,424

Interest income	—	—	—	—	329	—	329

Contribution margin	69,583	17,685	1,336	2,461	3,908	1,163	96,136

Three months ended June 30, 2001

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$89,848	$99,315	$4,596	$12,515	$18,091	$10,281	$234,646

Interest income	—	—	—	—	174	—	174

Contribution margin	40,585	18,427	2,309	2,255	2,583	5,563	71,722

Six months ended June 30, 2002

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$287,655	$148,836	$5,550	$35,298	$43,546	$7,297	$528,182

Interest income	—	—	—	—	1,014	—	1,014

Contribution margin	114,863	36,843	3,271	7,746	6,769	4,746	174,238

Six months ended June 30, 2001

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$167,993	$164,782	$10,077	$31,818	$33,730	$22,729	$431,129

Interest income	—	—	—	—	650	—	650

Contribution margin	73,423	30,005	5,199	7,103	4,510	10,173	130,413

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except share data)

A reconciliation of total segment contribution margin to consolidated income before income taxes and extraordinary items for the three months and six months ended June 30, 2002 and 2001 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Segment contribution margin	$96,136	$71,722	$174,238	$130,413

Corporate overhead and costs	(29,495)	(25,779)	(63,771)	(51,547)

Interest expense, net	(10,325)	(12,650)	(21,186)	(25,322)

Depreciation and amortization	(2,118)	(2,050)	(4,148)	(4,044)

Income before income taxes and extraordinary items	$54,198	$31,243	$85,133	$49,500

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except share data)

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	June 30,	December 31
	2002	2001

Land	$163,911	$170,746

Work in progress:

Land and improvements	346,482	231,750

Tower residences	180,973	176,698

Homes	136,120	123,747

Completed inventories:

Lots and parcels	40,613	49,051

Tower residences	13,001	6,564

Homes	26,213	15,887

	$907,313	$774,443

6.	Capitalized Interest

The following table is a summary of capitalized and amortized interest:

	For the		For the
	three months ended		six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Total interest incurred	$16,474	$15,675	$31,541	$30,842

Debt issue cost amortization	878	1,053	1,886	1,951

Interest amortized	3,573	4,390	6,902	8,513

Interest capitalized	(10,600)	(8,468)	(19,143)	(15,984)

Interest expense, net	$10,325	$12,650	$21,186	$25,322

7.	Earnings Per Share

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

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except share data)

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic weighted average shares	44,316,715	36,381,715	41,247,930	36,381,715

Stock options	1,971,862	880,771	1,716,956	911,787

Diluted weighted average shares	46,288,577	37,262,486	42,964,886	37,293,502

8.	Goodwill and Other Intangibles and Implementation of SFAS 142

Effective January 1, 2002 the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually. The Company completed the required tests for impairment of goodwill and does not currently believe its goodwill is impaired. In accordance with SFAS 142, the Company has allocated goodwill to its operating segments as follows:

Homebuilding	$16,097

Amenity membership and operations	5,365

Real estate services	7,359

$28,821

Intangible assets subject to amortization had accumulated amortization of $1,389 and $1,152 at June 30, 2002 and December 31, 2001, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2002	$477

2003	480

2004	468

2005	313

2006	299

$2,037

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except share data)

A reconciliation of income before extraordinary item, net income and earnings per share to exclude amortization expense in the prior year period follows:

	For the three months ended		For six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported income before extraordinary items	$33,116	$18,714	$51,976	$29,648

Add back: Goodwill amortization	—	803	—	1,607

Adjusted income before extraordinary items	33,116	19,517	51,976	31,255

Extraordinary items, net of tax	(2,016)	(88)	(2,016)	(1,958)

Adjusted net income	$31,100	$19,429	$49,960	$29,297

Earnings (loss) per share:

Basic

Reported income before extraordinary items	$.75	$.51	$1.26	$.81

Goodwill amortization	—	.03	—	.05

Adjusted income before extraordinary items	.75	.54	1.26	.86

Extraordinary items, net of tax	(.05)	—	(.05)	(.05)

Adjusted net income	$.70	$.54	$1.21	$.81

Diluted Reported income before extraordinary items	$.72	$.50	$1.21	$.79

Goodwill amortization	—	.02	—	.04

Adjusted income before extraordinary items	.72	.52	1.21	.83

Extraordinary items, net of tax	(.05)	—	(.05)	(.05)

Adjusted net income	$.67	$.52	$1.16	$.78

9.	Debt

In April 2002, the Company entered into an amendment of one of its tower construction loans that increased the amount available for borrowing to approximately $121,230, added four new towers under construction that replaced three towers that were completed and extended the maturity date to April 17, 2004.

The Company issued $200,000 of 9 1/8% senior subordinated notes (the Notes) on April 24, 2002 in a private placement. Effective May 2, 2002, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission offering to exchange the unregistered Notes for notes registered under the Securities Act of 1933, as amended. The exchange was completed in June 2002. The terms of the registered Notes are substantially identical to the unregistered Notes, except the registered Notes do not contain transfer restrictions. The Notes mature May 1, 2012 and interest is payable semi-annually in arrears on each May 1 and November 1 commencing on November 1, 2002. The Notes are subordinated to all existing and future senior debt. The Notes indenture agreement contains certain financial and operational covenants that may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. Proceeds from the Notes were used to repay $174,800 of the senior secured credit facility, $11,200 of other debt and for general corporate purposes.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except share data)

In June 2002, the Company repaid the outstanding balance of its senior secured credit facility. In connection with the repayment, $1,525, net of tax, in unamortized debt issue costs related to the term portion of the senior secured credit facility was written off and recorded as an extraordinary item. Simultaneously with the repayment, the Company entered into a senior unsecured revolving credit agreement (the Credit Facility) which replaces the previously outstanding senior secured credit facility. The Credit Facility includes substantially the same banking institutions as the senior secured credit facility. The Credit Facility provides for a $350,000 revolving loan, which may increase to $425,000 if certain conditions are met. The loan matures June 30, 2005, subject to a one-year extension at the Company’s election, and allows for prepayments and additional borrowing to the maximum amount, provided an adequate borrowing base is maintained. The loan allows an allocation of the unused balance for issuance of a maximum of $75,000 of stand-by letters of credit of which $6,812 is outstanding at June 30, 2002. The initial interest rate is the lender’s prime rate or the LIBOR base rate plus a spread of 1.80%, payable in arrears. The LIBOR base rate can be reduced by up to 30 basis points or increased by 20 basis points if the credit rating of the facility is revised. The agreement contains financial and operational covenants that under certain circumstances, limit the Company’s ability to, among other items, incur additional debt, pay dividends, and make certain investments.

In June 2002, the Sun City Center amenities promissory note was repaid. Prepayment fees of $238, net of tax, and unamortized debt issue costs totaling $253, net of tax, were written off and recorded as an extraordinary item.

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

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets

Cash and cash equivalents	$23,687	$3,888	$—	$27,575

Restricted cash	1,653	19,214	—	20,867

Contracts receivable	360,107	260,758	—	620,865

Mortgage notes and accounts receivable	11,007	30,099	(290)	40,816

Real estate inventories	518,559	388,754	—	907,313

Property and equipment	40,862	74,215	—	115,077

Investment in guatantor subsidiaries	275,390	—	(275,390)	—

Other assets	393,807	84,498	(311,090)	167,215

Total assets	$1,625,072	$861,426	$(586,770)	$1,899,728

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$288,198	$549,642	$(311,130)	$526,710

Senior unsecured credit facility	146,460	—	—	146,460

Senior subordinated notes	554,667	—	—	554,667

Mortgages and notes payable	28,220	36,394	(250)	64,364

	1,017,545	586,036	(311,380)	1,292,201

Shareholders’ equity	607,527	275,390	(275,390)	607,527

Total liabilities and shareholders’ equity	$1,625,072	$861,426	$(586,770)	$1,899,728

	December 31, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets

Cash and cash equivalents	$45,382	$12,611	$—	$57,993

Restricted cash	1,749	17,366	—	19,115

Contracts receivable	230,412	169,304	—	399,716

Mortgage notes and accounts receivable	11,411	47,363	—	58,774

Real estate inventories	414,481	359,962	—	774,443

Property and equipment	37,268	62,458	—	99,726

Investment in guarantor sudsidiaries	231,884	—	(231,884)	—

Other assets	325,401	82,950	(246,926)	161,425

Total assets	$1,297,988	$752,014	$(478,810)	$1,571,192

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$262,313	$454,149	$(246,926)	$469,536

Senior secured credit facility	250,000	—	—	250,000

Senior subordinated notes	354,936	—	—	354,936

Mortgages and notes payable	11,694	65,981	—	77,675

	878,943	520,130	(246,926)	1,152,147

Shareholders’ equity	419,045	231,884	(231,884)	419,045

Total liabilities and shareholders’ equity	$1,297,988	$752,014	$(478,810)	$1,571,192

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$131,652	$166,141	$(40)	$297,753

Total cost of sales	90,898	110,719	—	201,617

Contribution margin	40,754	55,422	(40)	96,136

Total other expenses	34,914	7,064	(40)	41,938

Income before income taxes and equity in income of guarantor subsidiaries and extraordinary items	5,840	48,358	—	54,198

Income tax expense	(1,858)	(19,224)	—	(21,082)

Equity in income of guarantor subsidiaries, net of tax	28,643	—	(28,643)	—

Income before extraordinary items
Extraordinary items, net of tax	32,625	29,134	(28,643)	33,116

Net loss on early repayment of debt	(1,525)	(491)	—	(2,016)

Net income	$31,100	$28,643	$(28,643)	$31,100

	For the three months ended June 30, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$149,530	$85,290		$234,820

Total cost of sales	102,662	60,436	—	163,098

Contribution margin	46,868	24,854	—	71,722

Total other expenses	33,896	6,583	—	40,479

Income before income taxes, equity in income of guarantor subsidiaries and extraordinary item	12,972	18,271	—	31,243

Income tax expense	(5,023)	(7,506)	—	(12,529)

Equity in income of guarantor subsidiaries, net of tax	10,677	—	(10,677)	—

Income before extraordinary item	18,626	10,765	(10,677)	18,714

Extraordinary item, net of tax
Net loss on early repayment of debt	—	(88)	—	(88)

Net income	$18,626	$10,677	$(10,677)	$18,626

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$270,281	$258,955	$(40)	$529,196

Total cost of sales	178,013	176,945	—	354,958

Contribution margin	92,268	82,010	(40)	174,238

Total other expenses	76,030	13,115	(40)	89,105

Income before income taxes and equity in income of guarantor subsidiaries and extraordinary items	16,238	68,895	—	85,133

Income tax expense	(6,204)	(26,953)	—	(33,157)

Equity in income of guarantor subsidiaries, net of tax	41,451	—	(41,451)	—

Income before extraordinary items	51,485	41,942	(41,451)	51,976

Extraordinary items, net of tax
Net loss on early repayment of debt	(1,525)	(491)	—	(2,016)

Net income	$49,960	$41,451	$(41,451)	$49,960

	For the six months ended June 30, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$263,147	$187,189	$(18,557)	$431,779

Total cost of sales	178,718	122,648	—	301,366

Contribution margin	84,429	64,541	(18,557)	130,413

Total other expenses	84,729	14,741	(18,557)	80,913

(Loss) income before income taxes, equity in income of guarantor subsidiaries and extraordinary items	(300)	49,800	—	49,500

Income tax expense	(398)	(19,454)	—	(19,852)

Equity in income of guarantor subsidiaries, net of tax	28,388	—	(28,388)	—

Income before extraordinary items	27,690	30,346	(28,388)	29,648

Extraordinary items, net of tax
Net loss on early repayment of debt	—	(1,958)	—	(1,958)

Net income	$27,690	$28,388	$(28,388)	$27,690

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:

Net income	$49,960	$41,451	$(41,451)	$49,960

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Net loss on early repayment of debt	1,525	491	—	2,016

Deferred income tax liabilities	2,274	(7)	3,624	5,891

Depreciation and amortization	3,379	2,386	—	5,765

Losses (earnings) from investments in joint ventures	704	(2,080)	—	(1,376)

Equity in earnings of guarantor subsidiaries	(41,451)	—	41,451	—

(Contributions to guarantor subsidiaries) distributions from parent, net	(2,055)	2,055	—	—

Changes in assets and liabilities:

Contracts and accounts receivable	(129,964)	(74,790)	290	(204,464)

Real estate inventories	(98,157)	(28,792)	—	(126,949)

Other assets	(66,411)	(2,080)	64,131	(4,360)

Accrued expenses and other liabilities	25,164	95,636	(67,795)	53,005

Net cash (used in) provided by operating activities	(255,032)	34,270	250	(220,512)

Cash flows from investing activities:

Reductions on mortgages and notes receivable, net	673	600	—	1,273

Additions to property and equipment, net	(1,380)	(14,042)	—	(15,422)

Net cash used in investing activities	(707)	(13,442)	—	(14,149)

Cash flows from financing activities:

Net borrowings on senior secured credit facility	(250,000)	—	—	(250,000)

Net borrowings on senior unsecured credit facility	146,460	—	—	146,460

Net borrowings (repayments) on mortgages and notes payable	6,526	(29,707)	(250)	(23,431)

Proceeds from issuance of senior subordinated	200,000	—	—	200,000

Net proceeds from issuance of common stock notes	138,201	—	—	138,201

Other	(7,143)	156	—	(6,987)

Net cash provided by (used in) financing activities	234,044	(29,551)	(250)	204,243

Net decrease in cash and cash equivalents	(21,695)	(8,723)	—	(30,418)

Cash and cash equivalents at beginning of year	45,382	12,611	—	57,993

Cash and cash equivalents at end of year	$23,687	$3,888	$—	$27,575

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:

Net income	$27,690	$28,388	$(28,388)	$27,690

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Net loss on early repayment of debt	—	1,958	—	1,958

Deferred income tax liabilities	5,530	—	2,303	7,833

Depreciation and amortization	3,778	2,172	—	5,950

Losses (earnings) from investments in joint ventures	129	(1,308)	—	(1,179)

Equity in earnings of guarantor subsidiaries	(28,388)	—	28,388	—

Distributions from guarantor subsidiaries (contributions to parent), net	17,499	(17,499)	—	—

Repayment of investments in parent entities	—	43,773	(43,773)	—

Changes in assets and liabilities:

Contracts and accounts receivable	(71,555)	(34,830)	(892)	(107,277)

Real estate inventories	(50,762)	(88,624)	—	(139,386)

Other assets	(109,136)	8,942	104,472	4,278

Accrued expenses and other liabilities	526	123,103	(105,883)	17,746

Net cash (used in) provided by operating activities	(204,689)	66,075	(43,773)	(182,387)

Cash flows from investing activities:

Principal reductions on mortgages and notes payable, net	1,534	1,259	—	2,793

Additions to property and equipment, net	(10,514)	(2,163)	—	(12,677)

Net cash used in investing activities	(8,980)	(904)	—	(9,884)

Cash flows from financing activities:

Net repayments on senior secured credit facility	(39,000)	—	—	(39,000)

Net repayments on mortgages and notes payable	(15,020)	(79,633)	—	(94,653)

Proceeds from issuance of senior subordinated notes	355,250	—	—	355,250

Principal repayments on subordinated notes	(100,783)	—	43,773	(57,010)

Other	(12,363)	18,154	—	5,791

Net cash provided by (used in) financing activities	188,084	(61,479)	43,773	170,378

Net (decrease) increase in cash and cash equivalents	(25,585)	3,692	—	(21,893)

Cash and cash equivalents at beginning of year	49,143	6,594	—	55,737

Cash and cash equivalents at end of year	$23,558	$10,286	$—	$33,844

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2002 compared to three and six months ended June 30, 2001

Overview

(Dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

Total revenues	$297,753	$234,820	$529,196	$431,779

Total contribution margin	$96,136	$71,722	$174,238	$130,413

Income before income taxes and extraordinary items	$54,198	$31,243	$85,133	$49,500

Extraordinary item, net of tax	$(2,016)	$(88)	$(2,016)	$(1,958)

Net income	$31,100	$18,626	$49,960	$27,690

During the first six months of 2002, we achieved a significant increase in revenues and earnings driven primarily by a larger number and greater value of sold tower units under construction and higher margins and unit average selling price in traditional homebuilding operations. Total revenues for the three and six months ended June 30, 2002, increased 26.8% and 22.6%, as compared to the same periods in 2001, respectively. Total contribution margin for the three and six months ended June 30, 2002 increased 34.0% and 33.6%, as compared to the same periods in 2001, respectively. Income before income taxes and extraordinary item for the three and six months ended June 30, 2002 increased 73.5% and 72.0%, as compared to the same periods in 2001, respectively. The effective income tax rate was 38.9% and 40.1% for the six months ended June 30, 2002 and 2001, respectively. For the three and six months ended June 30, 2002, we recognized a $2.0 million (net of tax) extraordinary loss related to the write-off of unamortized debt issue costs associated with the early repayment of our senior secured credit facility and Sun City Center Golf Properties promissory note. For the six months ended June 30, 2001, we recognized a $2.0 million (net of tax) extraordinary loss related to the write-off of unamortized debt issue costs associated with the early repayment of debt in conjunction with the offering of $250 million and $100 million in senior subordinated notes. Net income for the three and six months ended June 30, 2002 increased 67.0% and 80.4% as compared to the same periods in 2001, respectively. As of January 2002, we adopted Statement of Financial Accounting Standards 142 and accordingly, no longer amortize goodwill. For the three and six months ended June 30, 2001, amortization of goodwill was approximately $803,000 and $1.6 million, respectively.

In March 2002, we issued 7,935,000 shares of common stock in a public offering realizing approximately $138.2 million in net proceeds. Our operating results for the six months ended June 30, 2002 and the issuance of common stock contributed to a 45.0% increase in shareholders’ equity to $607.5 million at June 30, 2002. The increase in shareholders’ equity and the use of initial public offering proceeds for repayment of existing debt contributed to a reduction in the debt-to-capitalization ratio to 55.8% at June 30, 2002 compared to 62.0% at December 31, 2001.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding

Single and multi-family

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$78,046	$99,315	$148,836	$164,782

Contribution margin	22.7%	18.6%	24.7%	18.2%

Homes closed (units)	247	369	472	607

Average selling price per home closed	$316	$269	$315	$271

Lot revenues	$2,235	$4,596	$5,550	$10,077

Net new orders for homes (units)	519	482	1,016	995

Contract values of new orders	$172,518	$151,970	$329,183	$323,003

Average selling price per new order	$332	$315	$324	$325

	As of June 30,

	2002	2001

Backlog (units)	1,160	1,141

Backlog contract values	$445,748	$393,586

Average sales price in backlog	$384	$345

Active selling communities	16	16

Revenues decreased 21.4% and 9.7% for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively. The decrease in revenues for the respective periods was primarily attributable to the decrease in the number of homes delivered during the periods partially offset by an increase in the average selling price of these homes. The decrease in deliveries is directly related to reduced sales as a result of the events that occurred on September 11, 2001, which contributed to a decline in the unit backlog at the beginning of 2002 compared to the beginning of 2001. The average selling price per home closed in the respective periods as compared to same periods in 2001 increased as a result of closing a larger proportion of homes in our higher priced communities located in the Southeast, Palm Beach and Southwest Florida regions. Lot revenues decreased 51.4% and 44.9% for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001, respectively, as a result of a reduction in the number of lots remaining available for sale.

Homes sales contribution margin increased 410 and 650 basis points for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively. The increases were due primarily to our ability to raise home prices, higher margins on options and upgrades, and ongoing initiatives to reduce development and construction costs.

The contract values of new orders increased 13.5% and 1.9% for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001, respectively. The increase for the respective periods was primarily attributable to the addition of three new communities in the Southwest, Palm Beach and Central Florida regions, and increased sales at existing communities throughout other regions, offset by the sell out of four communities located in the Southeast, Southwest and Palm Beach Florida regions. The increase in the average selling price per new order in the second quarter is primarily attributable to sales in higher priced communities located in our Palm Beach, Southeast and Southwest Florida regions. The average sales price per new order for the six months ended June 30, 2002 as compared to the same period in 2001 was down slightly. Backlog contract values at June 30, 2002 was 13.3% higher than the $393.6 million at June 30, 2001. The increase in backlogcontract values was primarily the result of an 11.3% increase in the average sales price of homes under contract to $384,000 in 2002 compared to $345,000 in 2001.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

Mid-rise and high-rise homebuilding

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$173,639	$89,848	$287,655	$167,993

Contribution margin	40.1%	45.2%	39.9%	43.7%

Net new orders (units)	68	98	160	185

Contract values of new orders	$95,181	$111,839	$189,174	$180,318

Average selling price per new order	$1,400	$1,141	$1,182	$975

	As of June 30,

	2002	2001

Cumulative contract values	$995,269	$641,434

Less: Cumulative revenues recognized	(620,906)	(338,391)

Backlog contract values	$374,363	$303,043

Towers under construction	13	7

Revenues increased 93.3% and 71.2% for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001, respectively. The increase for the respective periods was primarily attributable to an increase in the number of tower residences that qualified for recognition of revenue and the increase in the value of sold units under contract in those towers. We delivered tower units or met the requirements for percentage of completion revenue recognition in 14 towers in the three months ended June 30, 2002, as compared to nine towers in the same period in 2001, and 17 towers in the six months ended June 30, 2002, as compared to 11 towers in the same period in 2001.

Contribution margin decreased 510 and 380 basis points for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively. The decrease was primarily the result of units under contract in lower margin towers.

The contract values of new orders decreased 14.9% for the three months ended June 30, 2002, as compared to the same period in 2001. The decrease was primarily the result of a decrease in the number of towers converting from reservation to contract. One tower converted from reservation to contract during the second quarter 2002, as compared to three towers in the same period in the prior year. The contract values of new orders increased 4.9% for the six months ended June 30, 2002, as compared to the same period in 2001. The increase was primarily the result of an increase in sales of units in existing towers and a 21.2% increase in the average selling price per new order to $1.2 million. The increase in backlog contract values of 23.5% was due primarily to the increased number of cumulative contracts, the 7.7% increase in the average selling price of tower units under contract to $1.4 million in 2002 from $1.3 million in 2001, offset by the accumulation of revenues recognized as of June 30, 2002.

Amenity membership and operations

Amenity membership and operating revenues increased 21.5% and 10.9% for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively. Equity membership and marina slip sales increased 127.2% and 52.7% for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively, while membership dues and amenity service revenues declined 5.0% and 6.1% for the same periods. The increase in equity membership and marina slip revenues for the three and six months was attributable primarily to marina slip sales at our Gulf Harbour community. The decrease in operating

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

revenues was attributable primarily to the turnover of our Gateway Golf and Country Club to its members in December 2001, and the reduction in marina slip rental revenues at Gulf Harbour due to the slip sales program, offset by operating income from several new club facilities located in the Southwest Florida region.

Amenity membership and operations contribution margin decreased 180 and 40 basis points for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively. The decrease in the respective periods was attributable to increased costs associated with the opening of amenity operations at our new communities during the respective periods, offset by higher margin equity membership and marina slip sales.

Real estate services, land sales and other

As further discussed below, real estate services, land sales and other revenues increased 0.3% and decreased 9.2% for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively.

Real Estate Services

Real estate services revenues, including brokerage, mortgage banking and title operations, for the three and six months ended June 30, 2002, were $25.1 million and $44.5 million, respectively, compared to $18.3 million and $34.4 million, respectively, for the same periods in 2001. The increase in revenues for the respective periods was primarily attributable to an increase in brokerage and title revenues. The increase in brokerage and title revenues was the result of an increase in the volume of transactions closed in the respective periods and an increase in the average sales price per transaction which can be attributed to favorable Florida real estate market conditions. Real estate services contribution margin increased 150 and 210 basis points for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively, as a result of the growth in volume of transactions and controlling overhead costs in the respective periods.

Land Sales

Land sales for the three and six months ended June 30, 2002 were $3.0 million and $3.8 million, respectively, compared to $7.9 million and $18.4 million, respectively, for the same periods in 2001. The decrease in land revenues for the six months ended was primarily attributable to the sell-out of the few residential parcels that were not designated for homebuilding, while commercial parcel sales decreased primarily as a result of fewer available parcels for sale.

Other

Other revenues, including equity in earnings of joint ventures, management fees and other non-operating income, for the three and six months ended June 30, 2002 were $597,000 and $3.5 million, respectively compared to $2.4 million and $4.3 million, respectively for the same period in 2001.

Interest expense, net of capitalization

Interest expense, net of capitalization, decreased 18.4% and 16.3% for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively. Interest incurred for the respective periods increased 5.1% and 2.3%. Amortization of previously capitalized interest declined 18.6% and 18.9% for the three and six months ended 2002, respectively, compared to the same periods in 2001 due primarily to the decrease in parcel and lot sales and the change in homebuilding product mix between the two periods. Interest capitalized increased 25.2% and 19.8% for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively, due to a greater book value of properties undergoing active development in each period.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses, including real estate taxes

Selling, general and administrative expenses, including real estate taxes (SG&A), increased 14.4% and 23.7% for the three and six month periods ended June 30, 2002, as compared to the same periods in 2001, respectively. The increase for each period was primarily due to (1) increased wages, benefits costs and administrative expenses associated with the increase in personnel to support our growth; (2) increased sales and marketing expenditures related to newly introduced communities, subdivisions and towers under development; and (3) increases in insurance premiums. As a percentage of total revenues, SG&A declined to 9.9% from 11.0% in the second quarter of 2002 as compared to the same period in 2001. For the year to date period, SG&A increased slightly to 12.1% of total revenues as compared to the same period in 2001.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of June 30, 2002, we had cash and cash equivalents of $27.6 million and $215.7 million available for draw under existing lines of credit.

Net cash used in operations was $220.5 million for the period ended June 30, 2002, as compared to cash used in operations of $182.4 million for the comparable period in 2001. Cash flow from operations before net inventory additions and contracts receivable improved to $127.6 million for the period ended June 30, 2002, compared to $66.7 million for the comparable period in 2001. Net inventory additions were $126.9 million for the period ended June 30, 2002 compared to $139.4 million in 2001. Net inventory additions are primarily related to single- and multi-family home inventories that are under contract for delivery during the next six to nine months, land development activities, land acquisitions and, to a lesser degree, tower inventories that have not yet qualified for revenue recognition. Land acquisitions for the period ended June 30, 2002 and 2001, totaled approximately $52.4 million and $73.3 million, respectively. Contracts receivable increased during the six month period by $221.2 million for 2002, compared to $109.6 million during 2001, reflecting the increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage of completion revenue recognition. We expect to collect a substantial portion of these receivables during the third quarter of 2002 as two large towers in Southwest Florida are planned to be completed, allowing delivery of units to residents. We expect real estate inventories will continue to increase as we are currently negotiating and searching for additional opportunities to obtain control of land for future communities.

Investing activities for the period ended June 30, 2002, included $15.4 million of net additions to property and equipment compared to $12.7 million in the same period in the prior year. We anticipate cash used in investing activities will continue to increase with development of current and future amenity operations.

Financing activities provided cash of $204.2 million for the period ended June 30, 2002, compared to cash provided of $170.4 million in the same period in 2001. The net cash inflow for the period ended June 30, 2002, was primarily the result of the issuance of 7.9 million shares of common stock in March 2002, resulting in net proceeds of $138.2 million, plus additional borrowings of $400.2 million net of repayments totaling $334.2 million for mortgages and notes payable, revolving credit facility and other debt obligations.

In April 2002, we entered into an amendment of one of our tower construction loans that increased the amount available for borrowing to approximately $121.2 million, added four new towers under construction that replaced three towers that were completed and extended the maturity date to April 17, 2004.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS (continued)

In April 2002, we issued $200,000 of 9 1/8% senior subordinated notes (the Notes) in a private placement. Effective May 2, 2002, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission offering to exchange the unregistered Notes for notes registered under the Securities Act of 1933, as amended. The exchange was completed in June 2002. The Notes mature May 1, 2012 and interest is payable semi-annually in arrears on each May 1 and November 1 commencing on November 1, 2002. The Notes are subordinated to all existing and future senior debt. Proceeds from the Notes were used to repay $174,800 of the senior secured credit facility, $11,200 of other debt and for general corporate purposes.

In June 2002, we repaid the outstanding balance of our senior secured credit facility. Simultaneously with the repayment, we entered into a senior unsecured revolving credit agreement (the Credit Facility) which replaces the previously outstanding senior secured credit facility. The Credit Facility includes substantially the same banking institutions as the senior secured credit facility. The Credit Facility provides for a $350,000 revolving loan, which may increase to $425,000 if certain conditions are met. The loan matures June 30, 2005, subject to a one-year extension, at our election, and allows for prepayments and additional borrowing to the maximum amount, provided an adequate borrowing base is maintained. The loan allows an allocation of the unused balance for issuance of a maximum of $75,000 of stand-by letters of credit. The initial interest rate is the lender’s prime rate or the LIBOR base rate plus a spread of 180 basis points, payable in arrears. The LIBOR base rate can be reduced by up to 30 basis points or increased by 20 basis points if the credit rating of the facility is revised. As of June 30, 2002, we had $203.5 million available for borrowing under the senior credit facility and $6.8 million committed pursuant to letters of credit.

As of June 30, 2002, $12.2 million was available for borrowing of which approximately $8.7 million was committed to fund mortgages under the $18.0 million warehouse facility maintained by our wholly owned finance subsidiary, Financial Resources Group, Inc.

The amount of community development district and improvement district bond obligations issued with respect to our communities totaled $204.2 million at June 30, 2002. We have accrued $36.2 million as of June 30, 2002, as our estimate of the amount of bond obligations that may be required to fund. We may, subject to limitations under our various debt agreements, use district financing to a greater extent in the future.

With respect to our variable rate debt instruments, we are exposed to market risk from changes in interest rates, which results in changes in the overall cash flows related to these debt instruments. We utilize interest rate swaps to limit our exposure to changes in interest rates associated with our variable rate debt. The swap agreements effectively fix the variable rate cash flows on approximately $90.0 million of our variable rate debt. The interest rate swap agreements expire February 2003 ($40.0 million) and February 2004 ($50.0 million). The swap agreements have been designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet. The interest rate swap agreements had a fair value and estimated cumulative unrealized loss of approximately $3.5 million at June 30, 2002.

We released eight towers for reservation and commenced construction on four towers during the six months ended June 30, 2002. We intend to use construction loans and customer deposits to construct high-rise towers. After the construction loans are repaid from the proceeds of closings with buyers, remaining proceeds will be available for general use. As of June 30, 2002, we had construction loans in place for 10 towers with $48.5 million outstanding and $291.6 million of remaining undrawn commitments. We expect to begin construction on six towers and complete and deliver units to residents in four towers for the remainder of 2002, which will generate additional net cash flow after repayment of the related construction loans. During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of June 30, 2002, we had contracts or options aggregating $75.0 million, to acquire approximately 490 acres of land that are expected to yield approximately 1,300 residential units.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal factors that could cause the Company’s actual results to differ materially from the forward-looking statements include but are not limited to, the ability to raise capital and grow the Company’s operations on a profitable basis, the ability to compete in the Florida real estate market, the ability to obtain necessary permits and approvals for the development of our land, the ability to pay principal and interest on outstanding debt, the ability to borrow and obtain surety bonds in the future, adverse legislation or regulation, availability of labor or material costs or significant increase in their costs, increases in interest rates, the level of consumer confidence, the availability and cost of land in desirable areas and ability to expand successfully into these areas, natural disasters, unanticipated litigation or legal proceedings, conditions in the capital, credit and homebuilding markets, the ability to sustain or increase historical revenues and profit margins, risks associated with increased insurance costs or unavailability of adequate coverage, perceived risk of travel and changes in economic conditions due to recent events and the continuation of current trends and the general economic conditions.

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

The following table sets forth, as of June 30, 2002, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts and weighted average interest rates of the Company’s interest rate swaps.

								FMV at
	2002	2003	2004	2005	2006	There after	Total	6/30/02

Debt:

Fixed rate	$60	$20	$10,000	$—	$—	$550,000	$560,080	$575,580

Average interest rate	10.03%	10.03%	10.08%	—	—	9.99%	10.03%

Variable rate	$7,523	$41,735	$5,026	$146,460	$—	$—	$200,744	$200,744

Average interest rate	3.79%	3.75%	3.69%	3.69%	—	—	3.74%

Interest Rate Swaps:

Variable to fixed	$—	$40,000	$50,000	$—	$—	$—	$90,000	$(3,477)

Average pay rate	—	5.69%	5.68%	—	—	—	5.69%

Average receive rate	*	*	*	*	*	*	*

*	90-Day Libor

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

          From time to time, the Company has been involved in various litigation matters involving ordinary and routine claims           incidental to its business. The Company does not believe the resolution of these matters will have a material adverse effect           on the Company’s financial condition or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

         (a)    Exhibits

3.1*	Certificate of Incorporation of WCI Communities, Inc.

3.2*	By-laws of WCI Communities, Inc.

4.1*	Indenture, dated as of April 24, 2002, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8 % Senior Subordinated Notes due 2012.

10.1	Senior Unsecured Revolving Credit Agreement dated as of June 28, 2002, among WCI Communities, Inc. and Fleet National Bank, as lender and agent.

10.2	Form of Severance Agreements for Mr. Starkey and Mr. Dietz

10.3	Form of Severance Agreement for certain other of our senior vice presidents

99.1	Certification by Alfred Hoffman, Jr., Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-87250)

         (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: August 14, 2002	/s/ James P. Dietz

James P. Dietz Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)