Form 10-Q
period 2002-09-30
WCI COMMUNITIES INC
filed 2002-11-08
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Yes ☒ No ☐

The number of shares outstanding of the issuer’s common stock, as of November 5, 2002 was 44,352,099.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended September 30, 2002

INDEX

Part I. Financial Information

SIGNATURE

Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Cash and cash equivalents	$33,821	$57,993

Restricted cash	21,683	19,115

Contracts receivable	448,887	399,716

Mortgage notes and accounts receivable	59,742	58,774

Real estate inventories	971,398	774,443

Property and equipment	118,773	99,726

Other assets	143,328	124,361

Other intangible assets	8,228	8,460

Goodwill	28,821	28,604

Total assets	$1,834,681	$1,571,192

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$269,274	$270,689

Customer deposits	173,621	162,561

Community development district obligations	32,288	36,286

Senior secured credit facility	—	250,000

Senior unsecured credit facility	79,560	—

Senior subordinated notes	554,532	354,936

Mortgages and notes payable	107,537	77,675

	1,216,812	1,152,147

Commitments and contingencies
Shareholders’ equity:

Common stock, $.01 par value; 100,000,000 shares authorized, 44,448,898 and 36,513,898 shares issued, respectively	444	365

Additional paid-in capital	277,315	139,193

Retained earnings	342,988	282,739

Treasury stock, at cost, 132,183 shares	(795)	(795)

Accumulated other comprehensive loss	(2,083)	(2,457)

Total shareholders’ equity	617,869	419,045

Total liabilities and shareholders’ equity	$1,834,681	$1,571,192

         The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues

Homebuilding	$191,940	$240,391	$633,981	$583,243

Amenity membership and operations	13,745	10,734	49,043	42,552

Real estate services, land sales and other	30,624	20,642	82,481	77,751

Total revenues	236,309	271,767	765,505	703,546

Cost of Sales

Homebuilding	138,655	158,176	425,719	392,402

Amenity membership and operations	11,428	9,865	38,980	34,580

Real estate services, land sales and other	25,028	16,891	65,370	59,316

Total costs of sales	175,111	184,932	530,069	486,298

Contribution margin	61,198	86,835	235,436	217,248

Other Expenses

Selling, general, administrative and other	25,750	24,188	85,075	72,503

Interest expense, net	13,376	14,501	34,562	39,823

Real estate taxes, net	2,580	1,933	7,026	5,165

Depreciation	2,406	1,731	6,317	3,948

Amortization of intangible assets	120	110	357	330

Amortization of goodwill	—	803	—	2,410

Total other expenses	44,232	43,266	133,337	124,179

Income before income taxes and extraordinary items	16,966	43,569	102,099	93,069

Income tax expense	(6,677)	(17,183)	(39,834)	(37,035)

Income before extraordinary items	10,289	26,386	62,265	56,034

Extraordinary items, net of tax

Net loss on early repayment of debt	—	—	(2,016)	(1,958)

Net income	10,289	26,386	60,249	54,076

Other comprehensive gain (loss), net of tax

Cumulative effect of a change in accounting principle	—	—	—	(746)

Unrealized derivative gains (losses)	53	(925)	374	(2,296)

Other comprehensive gain (loss)	53	(925)	374	(3,042)

Comprehensive income	$10,342	$25,461	$60,623	$51,034

Earnings (loss) per share:

Basic

Income before extraordinary items	$.23	$.73	$1.47	$1.54

Extraordinary items	—	—	(.05)	(.05)

Net income	$.23	$.73	$1.42	$1.49

Diluted

Income before extraordinary items	$.22	$.71	$1.42	$1.50

Extraordinary items	—	—	(.05)	(.05)

Net income	$.22	$.71	$1.37	$1.45

Weighted average number of shares
Basic	44,316,715	36,381,715	42,282,099	36,381,715

Diluted	45,884,666	37,244,733	43,949,387	37,277,246

         The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:

Net income	$60,249	$54,076

Adjustments to reconcile net income to net cash used in operating activities:

Net loss on early repayment of debt	2,016	1,958

Deferred income taxes	2,269	10,748

Depreciation and amortization	8,854	9,432

Earnings from investments in joint ventures	(84)	(1,648)

Contributions to investments in joint ventures, net	(4,923)	(1,456)

Changes in assets and liabilities:

Restricted cash	(2,568)	(4,249)

Contracts receivable	(49,171)	(95,880)

Accounts receivable	(2,504)	217

Real estate inventories	(196,590)	(169,267)

Other assets	(7,182)	(5,342)

Accounts payable and other liabilities	3,529	(9,061)

Customer deposits	11,060	43,938

Net cash used in operating activities	(175,045)	(166,534)

Cash flows from investing activities:

Additions to mortgage notes receivable	(3,021)	(1,261)

Proceeds from repayment of mortgage notes receivable	4,557	8,527

Additions to property and equipment, net	(26,891)	(21,327)

Net cash used in investing activities	(25,355)	(14,061)

Cash flows from financing activities:

Senior secured credit facility:

Net repayments on revolving line of credit	—	(39,000)

Repayments on term loan	(250,000)	—

Net borrowings on senior unsecured credit facility	79,560	—

Proceeds from borrowings on mortgages and notes payable	123,097	65,752

Repayment of mortgages and notes payable	(103,355)	(83,005)

Proceeds from issuance of senior subordinated notes	200,000	355,250

Repayment of subordinated notes	—	(57,010)

Debt issue costs	(7,277)	(12,123)

Repayment of finance subsidiary debt	—	(72,495)

Net (reductions) borrowings on community development district obligations	(3,998)	11,353

Net proceeds from issuance of common stock	138,201	—

Proceeds from exercise of stock options	—	45

Net cash provided by financing activities	176,228	168,767

Net decrease in cash and cash equivalents	(24,172)	(11,828)

Cash and cash equivalents at beginning of year	57,993	55,737

Cash and cash equivalents at end of period	$33,821	$43,909

Non-cash financing activity:

Notes payable in connection with land acquisition	$10,000	$—

         The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands, except share data)

1.	Basis of Presentation

The Company’s condensed consolidated financial statements and notes as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and 2001 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2001 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of income for the three and nine months ended September 30, 2002 is not necessarily indicative of the results to be expected for the full year.

2.	Changes in Shareholders’ Equity

During March 2002, the Company issued 7,935,000 shares of common stock in a public offering realizing approximately $138,201 in aggregate net proceeds. The net proceeds were used to repay approximately $51,095 of outstanding construction loans, $62,100 of the outstanding balance of the revolver portion of the senior secured credit facility and for general corporate purposes.

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
SEPTEMBER 30, 2002
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

Three months ended September 30, 2002

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$73,928	$112,127	$5,885	$13,745	$22,726	$7,562	$235,973

Interest income	—	—	—	—	336	—	336

Contribution margin	23,205	26,951	3,129	2,317	3,074	2,522	61,198

Three months ended September 30, 2001

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$124,991	$113,630	$1,770	$10,734	$17,934	$2,491	$271,550

Interest income	—	—	—	—	217	—	217

Contribution margin	56,660	24,890	665	869	2,218	1,533	86,835

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands, except share data)

Nine months ended September 30, 2002

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$361,583	$260,963	$11,435	$49,043	$66,272	$14,859	$764,155

Interest income	—	—	—	—	1,350	—	1,350

Contribution margin	138,068	63,794	6,400	10,063	9,843	7,268	235,436

Nine months ended September 30, 2001

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$292,985	$278,411	$11,847	$42,552	$51,664	$25,221	$702,680

Interest income	—	—	—	—	866	—	866

Contribution margin	130,084	54,894	5,863	7,972	6,727	11,708	217,248

A reconciliation of total segment contribution margin to consolidated income before income taxes and extraordinary items for the three months and nine months ended September 30, 2002 and 2001 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Segment contribution margin	$61,198	$86,835	$235,436	$217,248

Corporate overhead and costs	(28,330)	(26,121)	(92,101)	(77,668)

Interest expense, net	(13,376)	(14,501)	(34,562)	(39,823)

Depreciation and amortization	(2,526)	(2,644)	(6,674)	(6,688)

Income before income taxes and extraordinary items	$16,966	$43,569	$102,099	$93,069

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands, except share data)

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	September 30,	December 31
	2002	2001

Land	$162,144	$170,746

Work in progress:

Land and improvements	250,974	194,071

Tower residences	198,317	176,698

Homes	218,314	161,426

Completed inventories:

Lots and parcels	34,625	49,051

Tower residences	58,053	6,564

Homes	48,971	15,887

	$971,398	$774,443

6.	Capitalized Interest

The following table is a summary of capitalized and amortized interest:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Total interest incurred	$17,397	$16,619	$48,938	$47,467

Debt issue cost amortization	698	972	2,584	2,923

Interest amortized	4,902	5,014	11,804	13,521

Interest capitalized	(9,621)	(8,104)	(28,764)	(24,088)

Interest expense, net	$13,376	$14,501	$34,562	$39,823

7.	Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic weighted average shares	44,316,715	36,381,715	42,282,099	36,381,715

Stock options	1,567,951	863,018	1,667,288	895,531

Diluted weighted average shares	45,884,666	37,244,733	43,949,387	37,277,246

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands, except share data)

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

$28,821

Intangible assets subject to amortization had accumulated amortization of $1,509 and $1,152 at September 30, 2002 and December 31, 2001, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2002	$477

2003	480

2004	468

2005	313

2006	299

$2,037

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands, except share data)

A reconciliation of income before extraordinary item, net income and earnings per share to exclude amortization expense in the prior year period follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported income before extraordinary items	$10,289	$26,386	$62,265	$56,034

Add back: Goodwill amortization	—	803	—	2,410

Adjusted income before extraordinary items	10,289	27,189	62,265	58,444

Extraordinary items, net of tax	—	—	(2,016)	(1,958)

Adjusted net income	$10,289	$27,189	$60,249	$56,486

Earnings (loss) per share:

Basic

Reported income before extraordinary items	$.23	$.73	$1.47	$1.54

Goodwill amortization	—	.02	—	.06

Adjusted income before extraordinary items	.23	.75	1.47	1.60

Extraordinary items, net of tax	—	—	(.05)	(.05)

Adjusted net income	$.23	$.75	$1.42	$1.55

Diluted

Reported income before extraordinary items	$.22	$.71	$1.42	$1.50

Goodwill amortization	—	.02	—	.06

Adjusted income before extraordinary items	.22	.73	1.42	1.56

Extraordinary items, net of tax	—	—	(.05)	(.05)

Adjusted net income	$.22	$.73	$1.37	$1.51

9.	Subsequent Event

In October 2002, the Company entered into a construction loan agreement with a group of financial institutions. The loan provides up to $187,000 that will be used to finance the construction of two towers. The loan is collateralized by first mortgages on the properties and interest is payable monthly in arrears based on LIBOR plus a spread of 185 to 200 basis points. The loan matures in October 2005.

10.	Supplemental Guarantor Information

Obligations to pay principal and interest on the Company’s senior unsecured credit facility and senior subordinated notes are guaranteed fully and unconditionally by the Company’s wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. Supplemental condensed consolidating financial information of the Company’s guarantors is presented below.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets

Cash and cash equivalents	$27,718	$6,103	$—	$33,821

Restricted cash	1,114	20,569	—	21,683

Contracts receivable	231,229	217,658	—	448,887

Mortgage notes and accounts receivable	16,650	48,162	(5,070)	59,742

Real estate inventories	565,487	405,911	—	971,398

Property and equipment	43,807	74,966	—	118,773

Investment in guarantor subsidiaries	287,358	—	(287,358)	—

Other assets	371,173	86,152	(276,948)	180,377

Total assets	$1,544,536	$859,521	$(569,376)	$1,834,681

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$238,506	$513,695	$(277,018)	$475,183

Senior unsecured credit facility	79,560	—	—	79,560

Senior subordinated notes	554,532	—	—	554,532

Mortgages and notes payable	54,069	58,468	(5,000)	107,537

	926,667	572,163	(282,018)	1,216,812

Shareholders’ equity	617,869	287,358	(287,358)	617,869

Total liabilities and shareholders’ equity	$1,544,536	$859,521	$(569,376)	$1,834,681

	December 31, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets

Cash and cash equivalents	$45,382	$12,611	$—	$57,993

Restricted cash	1,749	17,366	—	19,115

Contracts receivable	230,412	169,304	—	399,716

Mortgage notes and accounts receivable	11,411	47,363	—	58,774

Real estate inventories	414,481	359,962	—	774,443

Property and equipment	37,268	62,458	—	99,726

Investment in guarantor sudsidiaries	231,884	—	(231,884)	—

Other assets	325,401	82,950	(246,926)	161,425

Total assets	$1,297,988	$752,014	$(478,810)	$1,571,192

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$262,313	$454,149	$(246,926)	$469,536

Senior secured credit facility	250,000	—	—	250,000

Senior subordinated notes	354,936	—	—	354,936

Mortgages and notes payable	11,694	65,981	—	77,675

	878,943	520,130	(246,926)	1,152,147

Shareholders’ equity	419,045	231,884	(231,884)	419,045

Total liabilities and shareholders’ equity	$1,297,988	$752,014	$(478,810)	$1,571,192

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$124,115	$112,224	$(30)	$236,309

Total cost of sales	90,523	84,588	—	175,111

Contribution margin	33,592	27,636	(30)	61,198

Total other expenses	37,067	7,195	(30)	44,232

(Loss) income before income taxes and equity in income of guarantor subsidiaries	(3,475)	20,441	—	16,966

Income tax benefit (expense)	838	(7,515)	—	(6,677)

Equity in income of guarantor subsidiaries, net of tax	12,926	—	(12,926)	—

Net income	$10,289	$12,926	$(12,926)	$10,289

	For the three months ended September 30, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$168,112	$103,655	$—	$271,767

Total cost of sales	111,303	73,629	—	184,932

Contribution margin	56,809	30,026	—	86,835

Total other expenses	37,278	5,988	—	43,266

Income before income taxes and equity in income of guarantor subsidiaries	19,531	24,038	—	43,569

Income tax expense	(6,576)	(10,607)	—	(17,183)

Equity in income of guarantor subsidiaries, net of tax	13,431	—	(13,431)	—

Net income	$26,386	$13,431	$(13,431)	$26,386

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$394,396	$371,179	$(70)	$765,505

Total cost of sales	268,536	261,533	—	530,069

Contribution margin	125,860	109,646	(70)	235,436

Total other expenses	113,097	20,310	(70)	133,337

Income before income taxes, equity in income of guarantor subsidiaries and extraordinary items	12,763	89,336	—	102,099

Income tax expense	(5,366)	(34,468)	—	(39,834)

Equity in income of guarantor subsidiaries, net of tax	54,377	—	(54,377)	—

Income before extraordinary items	61,774	54,868	(54,377)	62,265

Extraordinary items, net of tax

Net loss on early repayment of debt	(1,525)	(491)	—	(2,016)

Net income	$60,249	$54,377	$(54,377)	$60,249

	For the nine months ended September 30, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$431,259	$290,844	$(18,557)	$703,546

Total cost of sales	290,021	196,277	—	486,298

Contribution margin	141,238	94,567	(18,557)	217,248

Total other expenses	122,007	20,729	(18,557)	124,179

Income before income taxes, equity in income of guarantor subsidiaries and extraordinary items	19,231	73,838	—	93,069

Income tax expense	(6,974)	(30,061)	—	(37,035)

Equity in income of guarantor subsidiaries, net of tax	41,819	—	(41,819)	—

Income before extraordinary items	54,076	43,777	(41,819)	56,034

Extraordinary items, net of tax

Net loss on early repayment of debt	—	(1,958)	—	(1,958)

Net income	$54,076	$41,819	$(41,819)	$54,076

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:

Net income	$60,249	$54,377	$(54,377)	$60,249

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Net loss on early repayment of debt	1,525	491	—	2,016

Deferred income taxes	(2,439)	(7)	4,715	2,269

Depreciation and amortization	4,138	4,716	—	8,854

Losses (earnings) from investments in joint ventures	808	(892)	—	(84)

Equity in earnings of guarantor subsidiaries	(54,377)	—	54,377	—

(Contributions to guarantor subsidiaries) distributions from parent, net	(1,097)	1,097	—	—

Changes in assets and liabilities:

Contracts and accounts receivable	(6,992)	(49,753)	5,070	(51,675)

Real estate inventories	(150,641)	(45,949)	—	(196,590)

Other assets	(38,265)	(6,397)	29,989	(14,673)

Accounts payable and other	(11,409)	60,772	(34,774)	14,589

Net cash (used in) provided by operating activities	(198,500)	18,455	5,000	(175,045)

Cash flows from investing activities:

Proceeds from mortgages and notes receivable, net	936	600	—	1,536

Additions to property and equipment, net	(9,888)	(17,003)	—	(26,891)

Net cash used in investing activities	(8,952)	(16,403)	—	(25,355)

Cash flows from financing activities:

Net borrowings on senior secured credit facility	(250,000)	—	—	(250,000)

Net borrowings on senior unsecured credit facility	79,560	—	—	79,560

Net borrowings (repayments) on mortgages and notes payable	32,375	(7,633)	(5,000)	19,742

Proceeds from issuance of senior subordinated notes	200,000	—	—	200,000

Net proceeds from issuance of common stock	138,201	—	—	138,201

Other	(10,348)	(927)	—	(11,275)

Net cash provided by (used in) financing activities	189,788	(8,560)	(5,000)	176,228

Net decrease in cash and cash equivalents	(17,664)	(6,508)	—	(24,172)

Cash and cash equivalents at beginning of year	45,382	12,611	—	57,993

Cash and cash equivalents at end of year	$27,718	$6,103	$—	$33,821

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:

Net income	$54,076	$41,819	$(41,819)	$54,076

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Net loss on early repayment of debt	—	1,958	—	1,958

Deferred income taxes	6,960	10,782	(6,994)	10,748

Depreciation and amortization	5,866	3,566	—	9,432

Losses (earnings) from investments in joint ventures	129	(1,777)	—	(1,648)

Equity in earnings of guarantor subsidiaries	(41,819)	—	41,819	—

Distributions from guarantor subsidiaries (contributions to parent), net	17,501	(17,501)	—	—

Repayment of investments in parent entities	—	44,572	(44,572)	—

Changes in assets and liabilities:

Contracts and accounts receivable	(2,377)	(92,394)	(892)	(95,663)

Real estate inventories	(55,879)	(113,388)	—	(169,267)

Other assets	(140,639)	(2,726)	132,318	(11,047)

Accounts payable and other	(23,721)	182,231	(123,633)	34,877

Net cash (used in) provided by operating activities	(179,903)	57,142	(43,773)	(166,534)

Cash flows from investing activities:

Proceeds from mortgages and notes receivable net	6,007	1,259	—	7,266

Additions to property and equipment, net	(15,666)	(5,661)	—	(21,327)

Net cash used in investing activities	(9,659)	(4,402)	—	(14,061)

Cash flows from financing activities:

Net repayments on senior secured credit facility	(39,000)	—	—	(39,000)

Net repayments on mortgages and notes payable	(29,589)	(60,159)	—	(89,748)

Proceeds from issuance of senior subordinated notes	355,250	—	—	355,250

Principal repayments on subordinated notes	(100,783)	—	43,773	(57,010)

Other	(18,356)	17,631	—	(725)

Net cash provided by (used in) financing activities	167,522	(42,528)	43,773	168,767

Net (decrease) increase in cash and cash equivalents	(22,040)	10,212	—	(11,828)

Cash and cash equivalents at beginning of year	49,143	6,594	—	55,737

Cash and cash equivalents at end of year	$27,103	$16,806	$—	$43,909

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2002 compared to three and nine months ended September 30, 2001

Overview

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30,		September 30,

	2002	2001	2002	2001

Total revenues	$236,309	$271,767	$765,505	$703,546

Total contribution margin	$61,198	$86,835	$235,436	$217,248

Income before income taxes and extraordinary items	$16,966	$43,569	$102,099	$93,069

Extraordinary items, net of tax	$—	$—	$(2,016)	$(1,958)

Net income	$10,289	$26,386	$60,249	$54,076

Total revenues for the three and nine months ended September 30, 2002, decreased 13.0% and increased 8.8%, as compared to the same periods in 2001, respectively. During the first nine months of 2002, we achieved a significant increase in revenues and earnings driven primarily by a larger number and greater value of sold tower units under construction and higher margins and average unit selling price in traditional homebuilding operations. The decline in revenues, contribution margin and net income for the quarter ended September 30, 2002 as compared to the same period in the prior year is primarily attributable to the likely default of five tower unit purchasers on their contracts in one tower in the Southwest region and the likely cancellation of 48 contracts by purchasers in another tower in the Southwest region. The combined impact to revenues and contribution margin of the estimated defaults and cancellations on the quarter ended September 30, 2002 was approximately $35.4 million and $12.9 million, respectively.

For the nine months ended September 30, 2002, we recognized a $2.0 million (net of tax) extraordinary loss related to the write-off of unamortized debt issue costs associated with the early repayment of our senior secured credit facility and Sun City Center Golf Properties promissory note. For the nine months ended September 30, 2001, we recognized a $2.0 million (net of tax) extraordinary loss related to the write-off of unamortized debt issue costs associated with the early repayment of debt in conjunction with the offering of $250 million and $100 million in senior subordinated notes. Net income for the three and nine months ended September 30, 2002 decreased 61.0% and increased 11.4% as compared to the same periods in 2001, respectively. As of January 2002, we adopted Statement of Financial Accounting Standards 142 and accordingly, no longer amortize goodwill. For the three and nine months ended September 30, 2001, amortization of goodwill was approximately $803,000 and $2.4 million, respectively.

In March 2002, we issued 7,935,000 shares of common stock in a public offering realizing approximately $138.2 million in net proceeds. Our operating results for the nine months ended September 30, 2002 and the issuance of common stock contributed to a 47.4% increase in shareholders’ equity to $617.9 million at September 30, 2002. The increase in shareholders’ equity and the use of initial public offering proceeds for repayment of existing debt contributed to a reduction in the debt-to-capitalization ratio to 54.6% at September 30, 2002 compared to 62.0% at December 31, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding

Single and multi-family

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)
	2002	2001	2002	2001

Revenues	$112,127	$113,630	$260,963	$278,411

Contribution margin	$26,951	$24,890	$63,794	$54,894

Contribution margin percentage	24.0%	21.9%	24.4%	19.7%

Homes closed (units)	356	387	828	994

Average selling price per home closed	$315	$294	$315	$280

Lot revenues	$5,885	$1,770	$11,435	$11,847

Net new orders for homes (units)	363	361	1,379	1,356

Contract values of new orders	$117,783	$118,675	$446,314	$441,678

Average selling price per new order	$324	$329	$324	$326

	As of September 30,

	2002	2001

Backlog (units)	1,167	1,115

Backlog contract values	$452,456	$398,632

Average sales price in backlog	$388	$358

Active selling communities	15	15

Revenues decreased 1.3% and 6.3% for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively. The decrease in revenues for the respective periods was primarily attributable to the decrease in the number of homes delivered during the periods partially offset by an increase in the average selling price of these homes. The decrease in deliveries is directly related to reduced sales as a result of the events that occurred on September 11, 2001, which contributed to a decline in the unit backlog at the beginning of 2002 compared to the beginning of 2001. The average selling price per home closed in the respective periods as compared to the same periods in 2001 increased as a result of closing a larger proportion of homes in our higher priced communities located in the Southeast, Palm Beach and Southwest Florida regions.

Lot revenues increased 232.5% and decreased 3.5% for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001, respectively. The increase in lot revenues during the quarter as compared to the same period last year is primarily related to the sale of lots in close-out communities located in our Southwest and Southeast regions and the sale of additional lots in our Palm Beach region.

Home sales contribution margin percentage increased 210 and 470 basis points for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively. The increases were due primarily to our ability to raise home prices, higher margins on options and upgrades, and ongoing initiatives to reduce development and construction costs. Our ability to raise home prices in the future may be adversely impacted by the current economic and stock market conditions and softening in the demand for certain new home offerings.

The contract values of new orders decreased 0.8% and increased 1.1% for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001, respectively. The increase in net new orders for the nine months was primarily attributable to the addition of three new communities in the Palm Beach, Southwest

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and Central Florida regions, and increased sales at existing communities throughout other regions, offset by the sell out and/or reduced available inventory in four communities located in the Southeast, Southwest, Central and Palm Beach Florida regions. The average sales price per new order for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 was down slightly due to the mix of units sold. The 13.5% increase in backlog contract values was primarily the result of an 8.4% increase in the average sales price of homes under contract to $388,000 in 2002 compared to $358,000 in 2001.

Mid-rise and high-rise homebuilding

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)
	2002	2001	2002	2001

Revenues	$73,928	$124,991	$361,583	$292,985

Contribution margin	$23,205	$56,660	$138,068	$130,084

Contribution margin percentage	31.4%	45.3%	38.2%	44.4%

Net new orders (units)	200	224	360	409

Contract values of new orders	$156,326	$304,139	$345,500	$484,457

Average selling price per new order	$782	$1,358	$960	$1,184

	As of September 30,

	2002	2001

Cumulative contracts (units)	805	594

Cumulative contract values	$908,535	$806,816

Less: Cumulative revenues recognized	(448,886)	(324,626)

Backlog contract values	$459,649	$482,190

Towers under construction recognizing revenue	11	11

Revenues decreased 40.9% and increased 23.4% for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001, respectively. Contribution margin percentage decreased to 31.4% from 45.3% and to 38.2% from 44.4% for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively. The decline in contribution margin percentage was due primarily to the cancellation and default of contracts for 53 units described below and also reflects an anticipated decline compared to prior periods due to (1) a change in the mix of units sold and in backlog toward a greater proportion of lower-priced, lower-margin units and (2) the completion during August and September 2002 of two high-margin towers.

A portion of the decrease in revenues ($35.4 million) for the three months ended September 30, 2002 compared to the same period in 2001 was due to the reversal of revenue previously recognized on a total of 53 units located in two towers in our Southwest region. The remaining decrease in revenues ($15.7 million) for the current quarter compared to the third quarter of 2001 is due to changes in timing of initial tower revenue recognition between periods. In 2001, two luxury towers containing a total of 69 sold units reported initial revenues in the third quarter. Only one small tower currently under construction reported initial revenues in the third quarter of 2002.

During the third quarter of 2002, we were notified that the purchasers of five units with a contract value of $10.1 million in a tower located in our Southwest region intended to default on their contracts. We intend to retain the deposits totaling $2.9 million, securing performance of such contracts, but we also continue to negotiate to accomplish some of the closings for these five units. Based upon these likely defaults, we have reversed the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

revenue and resulting contribution margin previously recognized on these five units, net of forfeited deposits, which had a $3.9 million impact on third quarter 2002 contribution margin.

Additionally, earlier this year during the course of construction of an 82 unit tower located in our Southwest region, we failed to include the proper notification required under Florida administrative rules when sending out amendments of condominium documents to purchasers. This required notice is now being given to the purchasers of the 48 units affording them a 15 day right to rescind their contracts. Of the 82 units, 48 were previously subject to sales contracts aggregating $31.0 million. Because of the deterioration in the economic conditions since mid 2001, we expect that most, if not all, of the purchasers of these 48 units will exercise their rescission rights and cancel their contracts. Based upon the foregoing, we have reversed the revenue and resulting contribution margin previously recognized on these units during the quarter ended September 30, 2002, resulting in a reduction of revenue and contribution margin in the amounts of $25.3 million and $9.0 million, respectively.

The increase in revenues for the nine months ended September 30, 2002, compared to the same period in 2001, was primarily attributable to an increase in the cumulative contract values in those towers that qualified for recognition of revenue, offset by a reversal of revenue from the two towers discussed above. We delivered tower units or met the requirements for percentage of completion revenue recognition in 17 towers in the nine months ended September 30, 2002, as compared to 13 towers in the same period in 2001.

The contract values of new orders decreased 48.6% and 28.7% for the three and nine months ended September 30, 2002, as compared to the same periods in 2001. The average selling price of new orders decreased 42.4% and 18.9% for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. The decrease in contract values of new orders and average selling price relates to the cancellation and default of contracts for 53 units valued at $41.1 million in two towers in our Southwest region and a shift in product mix toward less expensive tower units being sold compared to the same periods last year. While it was expected that the average selling price for tower units being sold during 2002 would be lower than the same period last year due to a planned shift of mix of buildings being initially marketed this year, the average selling price is also lower because market conditions have accelerated absorption of lower priced units and slowed absorption of higher priced units.

The decrease in backlog contract values is due to the increased amount of cumulative revenues recognized in the towers under construction, which reflects the advancing percentage of completion of those towers, offset by a 12.6% increase in the cumulative value of all units under contract with purchasers. This increase in cumulative contract values reflects a 35.5% increase in the number of tower units under contract at September 30, 2002, compared to September 30, 2001, offset by a 21.4% decrease in the average value of these units to $1.1 million as compared to $1.4 million one year earlier.

Amenity membership and operations

Amenity membership and operating revenues increased 28.1% and 15.3% for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively. Equity membership and marina slip sales increased 93.4% and 69.2% for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively, while membership dues and amenity service revenues increased 1.1% and decreased 4.4% for the same periods. The increase in equity membership and marina slip revenues for the three and nine months was attributable primarily to marina slip sales at our Gulf Harbour community. The decrease in operating revenues was attributable primarily to the turnover of our Gateway Golf and Country Club to its members in December 2001, and the reduction in marina slip rental revenues at Gulf Harbour due to the slip sales program, offset by revenues from several new club facilities located in the Southwest Florida region.

Amenity membership and operations contribution margin increased 880 and 180 basis points for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increase in the respective periods was attributable to an increase in the sales of higher margin equity membership and marina slip sales offset by operating deficits associated with the opening of amenity operations at our new communities during the respective periods.

Future amenity contribution margins may be adversely impacted by the reduced availability of marina slips, increased operating deficits associated with new amenity operations and general market conditions.

Real estate services, land sales and other

As further discussed below, real estate services, land sales and other revenues increased 48.4% and 6.1% for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively.

Real Estate Services

Real estate services revenues, including brokerage, mortgage banking and title operations, for the three and nine months ended September 30, 2002, were $23.1 million and $67.6 million, respectively, compared to $18.2 million and $52.5 million, respectively, for the same periods in 2001. Real estate services revenues increased during the respective periods as a result of the increase in brokerage and title revenues, which was related to an increase in the volume of transactions and an increase in the average sales price per transaction from third-party, non-WCI homebuilding customers. Real estate services contribution margin increased 110 and 180 basis points for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively, as a result of the growth in volume of transactions and controlling overhead costs in the respective periods.

Land Sales

Land sales for the three and nine months ended September 30, 2002 were $7.4 million and $11.1 million, respectively, compared to $660,000 and $19.1 million, respectively, for the same periods in 2001. The increase in land revenues for the three months ended was primarily attributable to the planned sale of several commercial parcels located in our Southeast region. The decrease in land sales revenues for the nine months ended was primarily attributable to the sell-out of the few residential parcels that were not designated for homebuilding, while commercial parcel sales decreased primarily as a result of fewer available parcels for sale. Land sales contribution margin increased 765 and 280 basis points for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively, as a result of the change in mix and location of the parcels sold.

Other

Other revenues, including equity in earnings of joint ventures, management fees and other non-operating income, for the three and nine months ended September 30, 2002 were $193,000 and $3.8 million, respectively compared to $1.8 million and $6.1 million, respectively for the same period in 2001. The decrease in the respective periods is primarily related to the decline in equity in earnings of joint ventures. Certain joint ventures contributed to the decline in equity in earnings including a residential joint venture which is approaching sell-out and a timeshare joint venture which is in the process of marketing the first phase of development.

Interest expense, net of capitalization

Interest expense, net of capitalization, decreased 7.8% and 13.2% for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively. Interest incurred for the respective periods increased 4.7% and 3.1%. Amortization of previously capitalized interest declined 2.2% and 12.7% for

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the three and nine months ended 2002, respectively, compared to the same periods in 2001. The decline in amortization is due primarily to the decrease in homebuilding units closed in the respective periods. Interest capitalized increased 18.7% and 19.4% for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively, due to a greater book value of new and existing properties undergoing active development.

Selling, general and administrative expenses, including real estate taxes

Selling, general and administrative expenses, including real estate taxes (SG&A), increased 8.5% and 18.6% for the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, respectively. The increase for each period was primarily due to (1) increased wages, benefits costs and administrative expenses associated with the increase in personnel to support our growth; (2) increased sales and marketing expenditures related to newly introduced communities, subdivisions and towers under development; and (3) increases in insurance premiums. As a percentage of total revenues, SG&A increased to 12.0% from 9.6% in the third quarter of 2002 as compared to the same period in 2001. For the nine months ended September 30, 2002, SG&A increased to 12.0% of total revenue as compared to 11.0% for the same period in 2001. The increase in SG&A as a percentage of revenue in the respective periods is primarily related to lower tower revenues reported in the mid-rise and high-rise homebuilding section and the increase in SG&A expenses in the respective periods.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of September 30, 2002, we had cash and cash equivalents of $33.8 million and $273.9 million available for draw under existing lines of credit.

Net cash used in operations was $175.0 million for the nine months ended September 30, 2002, as compared to cash used in operations of $166.5 million for the same period in 2001. Excluding increases in net inventory additions of $196.6 million and $169.3 million and contracts receivable of $49.2 million and $95.9 million, net cash flows provided by operations were $70.8 million and $98.7 million for the nine months ended September 30, 2002 and 2001, respectively. Land acquisitions were $53.2 million for the nine months ended September 30, 2002 compared to $74.4 million in 2001. Net inventory additions are primarily related to single- and multi-family home inventories that are under contract for delivery during the next six to nine months, land development activities, land acquisitions and, to a lesser degree, tower inventories that have not yet qualified for revenue recognition. We expect real estate inventories will continue to increase as we are currently negotiating and searching for additional opportunities to obtain control of land for future communities.

Contracts receivable increased 12.3% during the nine month period reflecting the increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage of completion revenue recognition. We expect to collect a substantial portion of these receivables during the next three to nine months as seven towers are planned to be completed, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% of firm contracts have resulted in cancellation or default. However, the recent events involving two Southwest region towers as described above may indicate an increase in potential contract defaults of those tower units with a significant proportion of purchasers who intend to use those units for second homes and/or investments. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing activities for the period ended September 30, 2002, included $26.9 million of net additions to property and equipment compared to $21.3 million in the same period in the prior year. We anticipate cash used in investing activities will continue to increase with development of current and future amenity operations.

Financing activities provided cash of $176.2 million for the nine months ended September 30, 2002, compared to cash provided of $168.8 million in the same period in 2001. The net cash inflow for the period ended September 30, 2002, was primarily the result of the issuance of 7.9 million shares of common stock in March 2002, ($138.2 million) and net borrowings of $38.0 million.

In April 2002, we entered into an amendment of one of our tower construction loans that increased the amount available for borrowing to approximately $121.2 million, and extended the maturity date to April 17, 2004.

In April 2002, we issued $200.0 million of 9 1/8% senior subordinated notes (the Notes) in a private placement and subsequently exchanged the unregistered Notes for notes registered under the Securities Act of 1933, as amended. The Notes mature May 1, 2012 and interest is payable semi-annually in arrears on each May 1 and November 1 commencing on November 1, 2002. The Notes are subordinated to all existing and future senior debt. Proceeds from the Notes were used to repay $174.8 million of the senior secured credit facility, $11.2 million of other debt and for general corporate purposes.

In June 2002, we repaid the outstanding balance of our senior secured credit facility. Simultaneously with the repayment, we entered into a senior unsecured revolving credit agreement (the Credit Facility) which replaces the previously outstanding senior secured credit facility. The Credit Facility includes substantially the same banking institutions as the senior secured credit facility. The Credit Facility provides for a $350.0 million revolving loan, which may increase to $425.0 million if certain conditions are met. The loan matures June 30, 2005, subject to a one-year extension, at our election, and allows for prepayments and additional borrowing to the maximum amount, provided an adequate borrowing base is maintained. The loan allows an allocation of the unused balance for issuance of a maximum of $75.0 million of stand-by letters of credit. The initial interest rate is the lender’s prime rate or the LIBOR base rate plus a spread of 180 basis points, payable in arrears. The LIBOR base rate can be reduced by up to 30 basis points or increased by 20 basis points if the credit rating of the facility is revised. As of September 30, 2002, we had $270.4 million available for borrowing under the senior credit facility and $8.5 million committed pursuant to letters of credit.

As of September 30, 2002, $3.5 million was available for borrowing under the $18.0 million warehouse facility maintained by our wholly owned finance subsidiary, Financial Resources Group, Inc.

The amount of community development district and improvement district bond obligations issued with respect to our communities totaled $204.2 million at September 30, 2002. We have accrued $32.3 million as of September 30, 2002, as our estimate of the amount of bond obligations that we may be required to fund. We may, subject to limitations under our various debt agreements, use district financing to a greater extent in the future.

In October 2002, we entered into a $187.0 million construction loan agreement to finance the construction of two towers. The loan is collateralized by first mortgages on the properties and interest is payable monthly in arrears based on LIBOR plus a spread of 185 to 200 basis points. The loan matures in October 2005.

We released seven towers for reservation and commenced construction on four towers during the nine months ended September 30, 2002. We intend to use construction loans and customer deposits to construct high-rise towers. After the construction loans are repaid from the proceeds of closings with buyers, remaining proceeds will be available for general use. As of September 30, 2002, we had construction loans in place for 10 towers

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

with $83.0 million outstanding and $257.1 million of remaining undrawn commitments. We expect to begin construction on six towers and complete and begin the delivery of units to residents in one tower for the remainder of 2002.

During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of September 30, 2002, we had contracts or options aggregating $91.1 million, to acquire approximately 680 acres of land that are expected to yield approximately 2,600 residential units.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those related to (1) percentage of completion recognition of revenues and margins related to tower homebuilding; (2) real estate inventories and cost of sales; (3) community development district obligations; and (4) impairment of long-lived assets. These policies are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal factors that could cause the Company’s actual results to differ materially from the forward-looking statements include but are not limited to, the ability to raise capital and grow the Company’s operations on a profitable basis, the ability to compete in the Florida real estate market, the ability to obtain necessary permits and approvals for the development of our land, the ability to pay principal and interest on outstanding debt, the ability to borrow and obtain surety bonds in the future, adverse legislation or regulation, availability of labor or material costs or significant increase in their costs, increases in interest rates, the level of consumer confidence, the availability and cost of land in desirable areas and ability to expand successfully into these areas, natural disasters, unanticipated litigation or legal proceedings, conditions in the capital, credit and homebuilding markets, the ability to sustain or increase historical revenues and profit margins, the ability to deliver homes from backlog and collect contract receivables upon the completion of towers under construction, risks associated with increased insurance costs or unavailability of adequate coverage, perceived risk of travel and changes in economic conditions due to recent events and the continuation of current trends and the general economic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on the variable rate portion of our debt. We hedge a portion of our exposure to changes in interest rates by entering into interest rate swap agreements to lock in a fixed interest rate. The swap agreements effectively fix the variable rate cash flows on approximately $90.0 million of our variable rate debt and expire February 2003 ($40.0 million) and February 2004 ($50.0 million). The swap agreements have been designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet.

Our Annual Report on Form 10-K for the year ended December 31, 2001 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”

The following table sets forth, as of September 30, 2002, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts and weighted average interest rates of the Company’s interest rate swaps.

(Dollars in thousands)

								FMV at
	2002	2003	2004	2005	2006	Thereafter	Total	9/30/02

Debt:

Fixed rate	$30	$20	$10,000	$—	$—	$550,000	$560,050	$531,550

Average interest rate	10.03%	10.03%	10.08%	—	—	9.99%	10.03%

Variable rate	$14,470	$60,477	$22,540	$79,560	$—	$—	$177,047	$177,047

Average interest rate	3.93%	3.91%	3.84%	3.83%	—	—	3.89%

Interest Rate Swaps:

Variable to fixed	$—	$40,000	$50,000	$—	$—	$—	$90,000	$(3,392)

Average pay rate	—	5.69%	5.68%	—	—	—	5.69%

Average receive rate	*	*	*	*	*	*	*

*	90-Day Libor

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Board of Directors and management are cognizant of the importance of disclosure controls and internal controls and the necessity to file timely, complete and accurate reports as required under the Securities Exchange Act of 1934. In contemplation of the additional disclosure requirements imposed by the SEC and as required under the Sarbanes — Oxley Act of 2002, the Company undertook a formal review of its disclosure controls and procedures. In addition, management has established a disclosure committee with responsibility for considering the materiality of information and determining disclosure obligations on a timely basis. In September 2002, a matter was brought to the attention of senior managers related to a failure by certain managers to include the notification to condominium purchasers required under Florida administrative rules when sending out amendments of condominium documents. These managers have been terminated, and we have implemented additional procedures and controls designed to prevent these failures from re-occurring. This incident has prompted us to conduct a wider review of the effectiveness of our existing controls and procedures and to the extent that additional controls are determined to be appropriate, we are implementing such controls and procedures as promptly as possible.

ITEM 4. CONTROLS AND PROCEDURES(continued)

Our Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)). Based on this review, which was completed within 90 days of the filing of this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no other significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various litigation matters involving ordinary and routine claims incidental to its business. The Company does not believe the resolution of these matters will have a material adverse effect on the Company’s financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	By-laws of WCI Communities, Inc. (1)

4.1	Indenture, dated as of April 24, 2002, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8 % Senior Subordinated Notes due 2012. (1)

99.1	Certification by Alfred Hoffman, Jr., Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-87250)

(b) Reports on Form 8-K

We filed a current report on Form 8-K dated September 5, 2002, which provided information relating to the distribution of shares held by Communities Investor Limited Partnership to the partners, the resignation of two members of the Board of Directors of the Company and the distribution of WCI common stock held by the Chairman of the Board to a family limited partnership.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date:	November 8, 2002	/s/ JAMES P. DIETZ James P. Dietz Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

         I, Alfred Hoffman, Jr., certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of WCI Communities, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WCI COMMUNITIES, INC.

Date:	November 7, 2002	/s/ ALFRED HOFFMAN, JR. Alfred Hoffman, Jr. Chief Executive Officer and Director

CERTIFICATIONS

         I, James P. Dietz, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of WCI Communities, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WCI COMMUNITIES, INC.

Date:	November 7, 2002	/s/ JAMES P. DIETZ James P. Dietz Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)