Form 10-K
period 2002-12-31
WCI COMMUNITIES INC
filed 2003-03-04
CIK 1137778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                    to

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
NONE
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X)  NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). YES (X)  NO ( )

As of June 28, 2002, the aggregate market value of the Common Stock held by non-affiliates (all persons other than officers and directors of Registrant) of the Registrant was approximately $982,630,300.

As of February 26, 2003, there were 44,430,645 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2003 annual meeting of stockholders scheduled to be held on May 23, 2003 are incorporated herein by reference in Part III, Items 10, 11, 12 and 13. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end December 31, 2002.

WCI COMMUNITIES, INC.

Item		Page
No.		No.

	Part I
1	Business	1
2	Properties	7
3	Legal Proceedings	7
4	Submission of Matters to a Vote of Security Holders	8
	Part II
5	Market for the Registrant’s Common Equity and Related Stockholder Matters	8
6	Selected Financial Data	8
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
7A	Quantitative and Qualitative Disclosures About Market Risk	21
8	Financial Statements and Supplementary Data	22
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
	Part III
10	Directors and Executive Officers of the Registrant	53
11	Executive Compensation	53
12	Security Ownership of Certain Beneficial Owners and Management	53
13	Certain Relationships and Related Transactions	53
14	Controls and Procedures	53
	Part IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	54
Signatures

PART I

ITEM 1. BUSINESS

GENERAL

WCI Communities, Inc. (the Company or WCI), a Delaware corporation, is a fully integrated homebuilding and real estate services company with over 50 years of experience in the design, construction and operation of leisure-oriented, amenity-rich master-planned communities. When this report uses the words “we,” “us,” and “our,” these words refer to WCI Communities, Inc. and its subsidiaries, unless the context otherwise requires. Prior to August 31, 2001, the Company was a wholly-owned subsidiary of Watermark Communities Inc. (Watermark). Watermark was formed in August 1998 to buy, manage, own, develop and sell real estate assets and amenity facilities. On August 31, 2001, Watermark was merged into the Company.

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

By serving as the master developer in our communities, and by retaining control of operations like amenities and real estate services, we believe we can ensure a high level of quality and generate greater long term returns. We acquire and develop the land in our communities, construct the residences, design, build and operate the amenities in many of our communities and otherwise control all aspects of the planning, design, development, construction and operation of our communities. We profit from the efficiencies created by our integrated delivery of all aspects of community development. We believe that this integrated approach reduces risk and increases our profitability as it provides us with greater control over our costs and provides us with recurring amenities and real estate services revenues. We typically begin a master-planned community by purchasing undeveloped or partially developed real estate. We then construct infrastructure improvements and build amenities in accordance with our development permits. Following completion of these improvements and the building of the amenities, we build a full range of homes for sale to move-up, pre-retirement and retirement home buyers. In certain situations, we elect to sell parcels and lots to third party builders or end users.

Our master-planned communities are in Florida, a highly sought-after retirement and leisure-oriented home destination, and one of the nation’s fastest growing economies. Our communities are located in prime locations on Florida’s gulf coast in or near Marco Island, Naples, Ft. Myers, Sarasota and Tampa, and on the East Coast in or near Miami, Ft. Lauderdale, Palm Beach and Palm Coast.

As of December 31, 2002, we had 30 master-planned communities where we are building single- and multi-family homes or mid- and high-rise residential units or operating amenity facilities. We expect these master-planned communities to contain 504 holes of golf, over 1,100 marina slips and various country clubs, tennis and recreational facilities and other amenities. In total, we control over 14,400 acres of land, where we have approval under the state and local planning laws to develop up to approximately 26,800 future residences.

Since we market our products to move-up, pre-retirement and retirement leisure-oriented home purchasers, we expect to benefit from favorable demographic and economic trends, including the aging of the “baby-boom” generation, the growing inter-generational wealth transfer, and the increasing affluence of the pre-retirement and retirement-aged population.

Our principal business lines include single- and multi-family homebuilding, mid- and high-rise homebuilding, amenity membership and operations and real estate services, each of which contributes to our profitability. See Note 3 to the consolidated financial statements for further information regarding our business segments for each of the three years ended December 31, 2002, 2001 and 2000.

HOMEBUILDING ACTIVITIES

We design, sell and build single- and multi-family homes serving primary, second and retirement home buyers. Our homes range from approximately 1,050 square feet to 8,000 square feet in living space and are priced from approximately $117,000 to $4.9 million, with an average selling price per new order for the year ended December 31, 2002 of $320,000. We build most of these homes within our master-planned communities, where we create attractive amenities, at times through affiliations with hotel operators and golf course designers like The Ritz-Carlton, The Hyatt, Raymond Floyd and Greg Norman. We believe that this approach increases the value of our homes and communities and helps us attract affluent purchasers. Additionally, we sometimes sell selected lots directly to buyers for the design and construction of large custom homes.

We also design, sell and build luxury mid-rise and high-rise residential towers targeted to affluent, leisure-oriented home purchasers. Residences available for sale in our towers range in size from approximately 1,160 square feet to 11,700 square feet in living space and are priced from approximately $195,000 to $11.8 million. The average selling price per new order for a tower unit in 2002 was approximately $994,000. Our towers range in size from six to 30 stories and include 23 to 210 residences. Our sales contracts for these towers require non-refundable cash deposits, generally ranging from 10% to 30% of the purchase price, and we typically do not start construction of towers until there are sufficient pre-sales to cover the majority of the costs to construct the towers.

Single- and multi-family homes

Design. We employ an award-winning in-house design group comprised of experienced architects and computer-assisted design technicians. Our product design experience, along with our land planning expertise, has enhanced our ability to charge premiums for homes located on waterfront, conservation and golf course sites within our communities.

Sales. We maintain sales centers with community scale models and lifestyle and home demonstration displays. The sales centers are staffed with licensed professionals who are employees of WCI. We also maintain professionally decorated model homes, which demonstrate the benefits and features of our products and the community lifestyles. We maintain and carefully manage an inventory of homes that are available immediately or within a few months. For semi-custom and custom-built homes or homes selected from inventory at an early stage of construction, we offer customers a wide selection of standard options and upgrades to finish their homes. We also allow customization of the structural design in many of our product lines through our in-house design group. In addition, some of our larger communities offer design studios staffed with professional designers where the many options and upgrades available to purchasers of our products are displayed and demonstrated prior to incorporation into a home.

Construction. We typically act as the general contractor in the construction of single- and multi-family residences. Our employees provide purchasing and quality assurance for, and construction management of, the homes we build, while the material and labor components of our houses are provided by subcontractors. We generally contract for most of our materials and labor at fixed prices during the construction period of the home. This process allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins and the time the home closes. We comply with local and state building codes, including Florida’s stringent hurricane and energy efficiency regulations. Depending upon the size and complexity of a home’s design, our construction time ranges from about 90 to 300 calendar days for our single-family homes and up to 250 calendar days for our multi-family homes.

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

Unless we elect to register a tower with the U.S. Department of Housing and Urban Development, Federal and Florida law generally require that condominiums be completed and delivered to a consumer within 24 months following a consumer’s execution of a purchase contract. To facilitate our sales process, we engage in a “reservation” selling process by which buyers select specific residences, sign a reservation agreement and pay a refundable deposit. Once a sufficient number of residences are “reserved” indicating substantial consumer acceptance, reservations are converted to contracts and the customer’s deposit becomes nonrefundable after a 15-day rescission period under Florida law.

Generally, but not in all cases, construction is not commenced until a substantial number of units are under firm contracts. We will generally collect from each purchaser a deposit ranging from 10% to 30% of a residence purchase price to cover a portion of estimated construction costs. Under Florida law, a portion of the deposit representing 10% of the purchase price must be deposited into an escrow account, unless we have provided a letter of credit or surety bond. Any amount of the down payment in excess of this 10% may be used to fund construction. Once construction is completed, closings of sold residences usually occur within one month, at which time we are paid the balance of the purchase price for the residences sold. Over our 14 year history of building towers, approximately 1% of the contracts for which nonrefundable contract deposits were collected by us defaulted on the obligation to close the purchase of the tower unit; however, there can be no assurance that our cancellation or defaults will not increase in the future.

Construction. We hire experienced and bonded third party general contractors specializing in the construction of towers to construct these buildings. Typically, we negotiate a guaranteed maximum price with these contractors for the construction and delivery of completed towers. By hiring experienced general contractors to construct our towers, we mitigate many of the risks associated with the construction of these structures. As the developer of the towers that we build, we manage the entire process from planning to closing of completed residences and turnover of the condominium association to residents.

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

AMENITIES DEVELOPMENT AND OPERATION

General. Our amenities, like championship golf courses with clubhouses, fitness, tennis and recreational facilities, guest lodging, marinas and a variety of restaurants, is central to our mission to deliver high quality residential lifestyles. To ensure that the amenities in our communities are designed, constructed and operated at a level of quality consistent with the residences that we build, we have established an amenities development and operations group.

Ownership. Amenities at our communities are owned by either community residents or non-residents in equity membership programs, unaffiliated third parties, or retained by us. As we plan the development of new communities, the ownership of the amenities is structured to cater to the preferences and expectations of community residents.

In communities offering higher-priced homes, all or a select group of residents or non-residents own the golf and other amenities assets on an equity membership basis. The conveyance of amenities assets to residents is accomplished through an equity subscription and sales process at an established price.

Due to the high costs of entry at equity clubs, we have found that in communities offering homes at lower price points, residents often prefer non-equity membership programs, which require lower initiation fees. Under a non-equity membership program, ownership and operation of the amenities are retained by us. Since residents’ preferences change over time, we may choose to sell the ownership and operation of the amenities to a resident group on an equity basis, or to an unaffiliated third party.

An alternative to non-equity membership programs, bundled home and amenities membership structures allow home buyers in moderately priced communities to receive club memberships bundled with their home purchase. In these cases, the amenities are owned and operated by the community homeowners association.

Operation. In communities with bundled or equity ownership structures, we typically enter into an operating agreement with the association or club entity which holds title to the facilities. The operating agreements generally provide that we will continue to control, manage and operate the amenities’ facilities until substantially all of the homes in the community, in the case of bundled ownership, or all of the equity ownership interests, in the case of equity ownership, have been sold. Generally, during the development and start-up phase we fund losses until a sufficient number of memberships have been sold to achieve a breakeven or profit, upon which we will retain the profits.

REAL ESTATE SERVICES

Realty brokerage

In June 1999, we entered into a six-year franchise agreement with Prudential Real Estates Affiliates, Inc. This agreement, as subsequently amended, allows us to provide exclusive residential brokerage services as Prudential Florida WCI Realty in six geographic areas across eight counties in Florida and commercial brokerage services in Naples. The exclusive franchise areas are in Lee, Collier, Palm Beach and portions of Broward, Charlotte, Hillsborough, Manatee, and Dade Counties. To

maintain this exclusive arrangement we must substantially grow our market share in each of these exclusive areas during the six-year franchise period. As consideration under the agreement, we pay Prudential a royalty based on gross commission revenue on a monthly basis. Additionally, through a separate subsidiary we provide new home and certain resale brokerage services. At December 31, 2002, our realty brokerage operations had 26 offices and 1,188 sales agents.

Title insurance

We provide title insurance and closing services through a subsidiary which underwrites its policies on behalf of large national title insurers and derives its revenues from commissions on title insurance premiums and closing services provided to our customers, third party residential closings and commercial closings.

Mortgage banking

We provide residential mortgage banking services to our buyers, as well as third party purchasers. Financial Resources Group originates home mortgages which are subsequently sold to mortgage investors. Generally these mortgages are sold at prices established in commitments obtained from mortgage investors prior to the time the mortgages are originated. The mortgages are primarily funded through a warehouse line facility.

Property management

We provide management services to our master-planned community developments and oversee the business affairs of condominium, homeowners’ associations and community master associations encompassing over 13,000 residences throughout Florida. The services provided by our management companies include accounting, security, common area maintenance and insurance policy administration.

We provide privacy services to gated master community associations throughout Florida. Privacy services include 24 hour gate monitoring at each community as well as privacy patrol in several of the communities. The privacy company derives revenues primarily through hourly billing to the community associations and through monthly maintenance and servicing fees.

Development services

Our development services business derives fee-based income from the supervision, including serving as the general contractor, of major commercial and residential projects. For a nominal increase in overhead, this business allows us to leverage the expertise we have gained directing large-scale real estate projects.

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

PARCEL SALES

We leverage our expertise and experience in master planning by strategically selling parcels at premium prices within our communities for construction of products we do not choose to build. This enables us to create a more, well rounded community by selling parcels to developers who will construct residential, commercial, industrial and rental properties, which we ordinarily do not develop. We sometimes sell selected lots directly to buyers for the design and construction of large custom homes.

OTHER INVESTMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, timeshare, amenities, and real estate services projects. As of December 31, 2002, we participate in seven real estate joint ventures. We do not consolidate investments in joint ventures where unanimous consent by all partners is required for making major decisions and we do not have control directly or indirectly. We may be required to make additional cash contributions to the partnerships pursuant to agreements. As of December 31, 2002, none of our partnerships have debt balances. The joint ventures include the following:

Pelican Isle Yacht Club Limited Partnership. Our investment includes a 49% interest in a partnership that owns and operates the Pelican Isle Yacht Club located in the Pelican Isle community in Naples, Florida.

Walden Woods Business Center Ltd. We are a 50% partner in a limited partnership, which was formed to develop a 550-acre mixed-use industrial park in Plant City, Florida.

Tiburon Golf Ventures Limited Partnership. We own a 51% interest in the partnership which was formed with an affiliate of Host Marriott Corporation in 1998 to construct and operate a 36-hole, Greg Norman-designed golf course and clubhouse in our Tiburon Naples community.

Norman Estates at Tiburon Limited Partnership. The partnership was formed in 1998 for the purpose of constructing and developing a community that consists of 27 villas. We hold a combined 50% partnership interest in the venture. The last three homes are expected to close in 2003.

Pelican Landing Golf Resort Ventures Limited Partnership. The partnership was formed with Hyatt Equities, LLC in 1998 to develop and operate a 27-hole golf course. The first 18-holes and clubhouse began operations in 2001. We retain a 51% interest in the venture.

Pelican Landing Timeshare Ventures Limited Partnership. We own a 51% limited partnership interest in the venture, which was formed with an affiliate of the Hyatt Hotels Corporation during 1998 to develop up to 339 upscale timeshare residences on 32 acres within the resort golf course being constructed by Pelican Landing Golf Resort Ventures Limited Partnership. The first phase of the project is currently under development.

Bighorn Development Limited Partnership. We have a Class B limited partnership interest in Bighorn Development, L.P., which owns two-thirds of Bighorn Development L.L.C., the owner and developer of Bighorn, an exclusive community located in Palm Desert, California.

MARKETING

Targeting move-up, pre-retirement, retirement and affluent second home buyers, we develop and execute award-winning, multi-media marketing plans for our homes and communities. We employ an experienced staff of copywriters, creative art directors and graphic designers who are responsible for the design and development of most of our marketing materials and advertising messages, including newspaper and magazine print, direct mail and billboards.

We believe our proprietary marketing systems and the depth of experience of our marketing group create an increased number of selling opportunities for us and has generally enhanced our marketing presence and brand recognition. Our marketing program reaches prospective purchasers, locally, nationally and internationally through advertisements placed in demographic specific periodicals and other media. Our Internet website displays a comprehensive review of each of our communities including locations, promotions, amenities, calendars of activities, lifestyle testimonials, product floor plans, elevations and views of most of the homes we build. The advertisements and website include response mechanisms, such as a coupon, automatic e-mail or toll-free number, by which a prospective purchaser may request additional information about our housing products. When a prospective purchaser responds to one of our advertisements or our web-site, purchaser-specific information is entered into our database creating a personalized customer record, which is used to record every interaction we have with this purchaser.

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

OUR COMMUNITIES

Our expertise in development and in-depth market knowledge enables us to successfully identify attractive land acquisition opportunities, typically in highly sought-after Florida coastal markets, efficiently manage the development and maximize the land value.

While we believe that long-term demographic trends, including the aging of the “baby-boom” generation, the increase in the number of affluent households, and the strength of Florida’s population, employment and income growth, will drive and support our growth, we are currently exploring additional geographical areas for expansion.

As of December 31, 2002 our communities are located in nine Florida counties including Collier County and Lee County on the west coast near Marco Island, Naples and Ft. Myers; Hillsborough County near Tampa; Sarasota County and Manatee County on the west coast near Sarasota; Dade County, Broward County and Palm Beach County on the east coast encompassing much of Miami, Ft. Lauderdale, Boca Raton and West Palm Beach; and Flagler County on the east coast between St. Augustine and Daytona Beach. The following table sets forth summary information about our communities, including remaining acres, remaining entitled units and remaining number of tower sites.

Our communities
As of December 31, 2002

				Number
			Approximate	of
		Approximate	remaining	remaining
	Number of	remaining	entitled	tower
Region	communities (8)	acres	units (5)	sites (7)

Southwest Florida(1)	16	5,600	9,800	26
Southeast Florida(2)	4	2,500	4,800	2
Central Florida(3)	5	3,600	7,100	1
Palm Beach Florida(4)	5	2,700	5,100	15

Total(6)	30	14,400	26,800	44

(1)	Southwest Region includes Collier and Lee Counties.

(2)	Southeast Region includes Broward and Dade Counties.

(3)	Central Region includes Manatee, Hillsborough and Sarasota Counties.

(4)	Palm Beach Region includes Flagler and Palm Beach Counties.

(5)	Entitlement is the approval to develop the property for the specific planned use under state and local planning laws. The number of entitled residences shown in the table above represents the maximum number of units expected to be allowed under such approvals. We usually build fewer than the maximum number of entitled units. Units are comprised of single-and multi-family homes as well as mid-rise and high-rise residences.

(6)	Of the approximate total acres and remaining entitled units, approximately 900 acres and 2,200 units, respectively were not owned by us, but were controlled through options or contracts.

(7)	Excludes seven completed towers where we offer finished units for sale.

(8)	Includes communities where we are building single- and multi-family homes or mid- and high-rise residential units or operating amenity facilities.

EMPLOYEES

At December 31, 2002, we had approximately 2,900 employees. We have no unionized employees and believe that our relationship with our employees is good.

SEASONALITY

We have historically experienced, and in the future expect to continue to experience, seasonal variability in revenue, profit and cash flow. Factors expected to contribute to this variability include: the timing of the introduction and start of construction of new towers; the timing of tower residence sales; the timing of closings of homes, lots and parcels; our ability to continue to acquire land and options on land on acceptable terms; the timing of receipt of regulatory approvals for development and construction; the condition of the real estate market and general economic conditions in Florida; the prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes; and the cost and availability of materials and labor.

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

REGULATORY AND ENVIRONMENTAL MATTERS

Our operations are subject to Federal, state and local laws and regulations. In particular, development of property in Florida is subject to comprehensive Federal and State environmental legislation. This regulatory framework, in general, encompasses areas like traffic considerations, availability of municipal services, use of natural resources, impact of growth, utility services, conformity with local and regional plans, together with a number of other safety and health regulations. Permits and approvals mandated by regulation for development of any magnitude are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed. Such permits, once expired, may or may not be renewed and development for which the permit is required may not be completed if such renewal is not granted. These requirements have a direct bearing on our ability to further develop communities in Florida. Our mortgage activities and title insurance agencies must also comply with various Federal and State laws, consumer credit rules and regulations and other rules and regulations unique to such activities. Although we believe that our operations are in full compliance in all material respects with applicable Federal, State and local requirements, our growth and development opportunities in Florida may be limited and more costly as a result of legislative, regulatory or municipal requirements.

Our operating costs may also be affected by the cost of complying with existing or future environmental laws, ordinances and regulations, which require a current or previous owner or operator of real property to bear the costs of removal or remediation of hazardous or toxic substances on, under or in the property. Environmental site assessments conducted at our properties have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any material environmental liability or concerns. Although we conduct environmental site assessments with respect to our own properties, there can be no assurance that the environmental assessments that we have undertaken have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of our properties that could have a material adverse effect on our business, results of operations and financial condition.

AVAILABLE INFORMATION

The Company makes available free of charge on or through its Internet website (http://www.wcicommunities.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13-(a) or 15-(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

As of December 31, 2002, we own and use approximately 315,000 square feet of office and amenity space throughout Florida. In addition, we lease approximately 113,900 square feet of office space in Bonita Springs, which serves as our corporate headquarters, and approximately 259,000 square feet of office space in other locations throughout Florida, which serve our divisional homebuilding operations and as branch office space for our related real estate services businesses.

ITEM 3. LEGAL PROCEEDINGS

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (Symbol:WCI).

The following table sets forth the high and low price of the shares of WCI common stock as reported on the New York Stock Exchange. We completed our initial public offering in March 2002 and therefore no share price information is presented for 2001

2002	High	Low

First quarter	$25.00	$22.80
Second quarter	$33.60	$23.40
Third quarter	$29.37	$11.20
Fourth quarter	$13.95	$7.50

The Company has not paid any cash dividends on its common stock to date and expects that, for the foreseeable future, it will not do so; rather it expects to follow a policy of retaining earnings in order to finance the continued development of its business.

The payment of dividends is within the discretion of the Company’s Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including the earnings, capital requirements, operating and financial condition of the Company, and any contractual limitations then in effect. In this regard, the Company’s senior subordinated notes contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company’s senior credit facility and senior subordinated debt require the maintenance of minimum consolidated stockholders’ equity, which restricts the amount of dividends the Company may pay.

As of February 26, 2003, there were approximately 90 record holders of the Company’s common stock.

The following table provides information as of December 31, 2002 with respect to the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareholders.

	Common shares to		Common shares remaining
	be issued upon	Weighted-average	available for future
	exercise of	exercise price of	issuance under equity
	outstanding options	outstanding options	compensation plans

Employee stock incentive plan	2,965,061	$9.15	1,476,567
Non-employee Directors stock incentive plan	49,905	6.01	165,207

Total equity compensation plans approved by shareholders	3,014,966	$9.09	1,641,774

Please refer to the discussion of the Company’s equity incentive plans in Note 15 to the Company’s consolidated financial statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2002. Balance sheet data as of December 31, 2002 and 2001 and statements of operations data for the years ended December 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements, including the introductory paragraphs and related notes thereto, appearing in Items 7 and 8 of this report.

	Years ended December 31,

Statement of operations data	2002	2001	2000	1999	1998(1)

	(in thousands)
Total revenues	$1,217,524	$1,110,283	$882,152	$681,416	$448,363
Contribution margin(2)	364,434	344,635	275,218	197,488	133,935
Income before income taxes and extraordinary item	174,890	172,416	134,403	76,025	54,064
Income before extraordinary item	106,832	104,193	81,941	81,587	41,183
Net income	104,816	102,235	81,941	79,893	41,183

Net income pro forma for C corporation status(3)					$36,125
Earnings per share:
Basic:
Income before extraordinary item	$2.50	$2.86	$2.25	$2.24	$1.65
Net income	$2.45	$2.81	$2.25	$2.19	$1.65
Diluted:
Income before extraordinary item	$2.41	$2.80	$2.25	$2.24	$1.65
Net income	$2.37	$2.75	$2.25	$2.19	$1.65
Weighted average number of shares: (4):
Basic	42,804,826	36,381,715	36,379,927	36,479,555	26,091,574
Diluted	44,247,779	37,268,832	36,379,927	36,479,555	26,091,574
Net income pro forma for C corporation status(4):
Basic and diluted					$1.38

	As of year ended December 31,

Balance sheet data	2002	2001	2000	1999	1998(1)

			(in thousands)
Real estate inventories	$977,524	$808,830	$679,604	$632,120	$488,049
Total assets	1,903,892	1,559,457	1,200,951	991,760	923,517
Debt(5)	729,956	682,611	553,256	545,416	506,128
Stockholders’ equity/Partners’ capital	663,488	419,045	319,222	237,500	157,956

(1)	Financial data as of and for the year ended December 31, 1998 consist of the accounts of WCI Communities, inclusive of Florida Design Communities, Inc. since December 1, 1998 (the date following the acquisition) and WCI Communities Limited Partnership for the complete year and reflects the reorganization of WCI Communities which occurred on November 30, 1998.

(2)	Contribution margin represents our total line of business gross margin less overhead expenses directly related to each line of business.

(3)	Prior to November 30, 1998, WCI Communities Limited Partnership reported its taxable income to its partners. As a result, prior to November 30, except for earnings recorded by Bay Colony-Gateway, a C corporation, WCI Communities Limited Partnership’s consolidated taxable earnings were taxed directly to WCI Communities Limited Partnership’s then-existing partners. Net income (loss) pro forma for C corporation status assumes that WCI Communities filed a consolidated return as a C corporation and was taxed as a C corporation at the statutory tax rates that would have applied for all periods.

(4)	For 1998, weighted average shares basic and diluted were derived using the following assumptions: that 25,096,400 shares issued for the partners’ interest in WCI LP were considered outstanding for twelve months; that 10,939,374 shares issued for the acquisition of FDC were considered outstanding from date of issuance, November 30, 1998; and that 470,665 shares issued to employees were considered outstanding from the date of grant, December 4, 1998.

(5)	Debt excludes accounts payable and accrued expenses, customer deposits and other liabilities (other than land repurchase liabilities), deferred income tax liabilities and community development district obligations.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition — Single- and Multi-family Homebuilding. We recognize homebuilding revenues when homes close and title to and possession of the property is formally transferred to the buyer. Virtually all of our homebuilding revenues are received in cash within one or two days subsequent to closing. We include amounts in transit from title companies at the end of each reporting period in cash and cash equivalents. We either retain or refund to the home buyer deposits on canceled sales contracts, depending upon the provisions of the contracts.

Revenue recognition — Mid-rise and high-rise. Revenue for tower residences under construction is recognized on the percentage-of-completion method. Revenue is recorded as a portion of the value of non-cancelable tower unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a refund except for non-delivery of the residence, (3) a substantial percentage of residences are under firm contracts, (4) collection of the sales price is assured and (5) costs can be reasonably estimated. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. The percentage-of-completion method is applied since we meet applicable requirements under SFAS 66, Accounting for Sales of Real Estate. Actual revenues and costs to complete in the future could differ from our current estimates. If our estimates of tower revenues and development costs are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

Contracts receivable. Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method, are recorded as contracts receivable. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. Historically, approximately 1% of the contracts for which refundable contract deposits were collected by us defaulted on the obligation to close the purchase of the tower unit. Due to a diversity of factors, including deteriorating economic conditions, actual contract defaults may differ from our current estimates.

Real estate inventories and cost of sales. In accordance with SFAS 67, Accounting for Costs and Initial Rental Operations for Real Estate Projects, real estate inventories including land, common development costs and estimates for costs to complete, are allocated to each parcel or lot based on the estimated relative sales value of each parcel or lot, as compared to the sales value of the total project, while site specific development costs are allocated directly to the benefited land. We use the specific identification method for the purpose of accumulating costs associated with home and tower construction. We amortize all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) to cost of sales for homes closed based upon the relative sales values of homes expected to be closed in each project.

When a home is closed, we usually have not yet recorded and paid all incurred costs necessary to complete the home. Each month we record as a liability and as a charge to cost of sales the amount we have incurred and expect to pay related to completed homes that have been closed as of the end of that month. Actual costs to complete in the future could differ from our current estimated amounts.

Warranty costs. We establish warranty reserves by charging cost of sales and crediting a warranty liability for each home closed. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under our warranty obligation periods. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and are adjusted as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts.

Capitalized interest and real estate taxes. We capitalize interest, up to an amount not to exceed total interest incurred, and real estate taxes on parcels, lots, towers and amenity facilities (the “Projects”) while under active development. The capitalization period ends when the asset is substantially complete and ready for its intended use or sale. The amount of interest capitalized in an accounting period is determined by applying the Company’s weighted average annualized interest rate to the amount of accumulated expenditures related to the Projects under development during the period. For homebuilding projects and amenities conveyed through equity membership sales, capitalized interest and real estate taxes are apportioned on relative sales value and amortized to interest and real estate tax expense, respectively, with each home closing or membership sold. For tower buildings, capitalized interest and real estate taxes are amortized to interest and real estate tax expense under the percentage of completion method. For owned and operated assets, capitalized interest and real estate taxes are included in the base cost of the assets and depreciated. If the various underlying estimates related to interest capitalization and amortization are revised, then more or less interest and real estate taxes would be capitalized and/or amortized to expensed.

Community development district obligations. In connection with certain development activities, bond financing is utilized in many of our communities to construct on-site and off-site infrastructure improvements. Some bonds are repaid directly by us while other bonds only require us to pay non-ad valorem assessments related to lots not yet delivered to residents. We also guarantee district shortfalls under certain bond debt service agreements. In accordance with EITF, 91-10, Accounting for Special Assessments and Tax Increment Financing Entities, we annually estimate the amount of bond obligations that we may be required to fund in the future. If our estimates of the amount of bond obligations that we may be required to fund are significantly different from actual amounts funded, our real estate inventories and costs of sales may be over or understated.

Impairment of long-lived assets and long-lived assets to be disposed of. Real estate inventories are carried at the lower of cost or fair value. Property and equipment are recorded at cost less accumulated depreciation and depreciated on the straight-line method over their estimated useful lives. Whenever events or circumstances indicate that the carrying value of our long-lived assets may not be recoverable, we compare the carrying amount of the asset to the undiscounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows. If our estimate of the future cash flows is significantly different from actual cash flows, we may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record an impairment.

Goodwill. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the goodwill to its carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Several factors are used to evaluate goodwill, including management’s plans for future operations, recent operating results and estimated future revenues and costs. Due to the uncertainties associated with such estimates, our conclusion regarding goodwill impairment could change and result in a future goodwill impairment.

Litigation. The Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. In addition to rescinding SFAS 4, 44 and 64 and amending SFAS 13, SFAS 145 requires all gains and losses from extinguishment of debt to be included as an item of income from continuing operations in accordance with APB 30. SFAS 145 will be effective for the Company’s fiscal year 2003. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position or results of operations.

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

In November 2002, FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB 5, 57 and 107 and rescission of FASB Interpretation 34. The Interpretation clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. This Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s fiscal year 2002. Management does not expect the adoption of Interpretation 45 to have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB approved SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation and APB 28, Interim Financial Reporting to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB 25, Accounting for Stock Issued to Employees.

SFAS 148 also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions and requires disclosure about those effects in interim financial information. The disclosure provisions are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company with the appropriate disclosures in the notes to the consolidated financial statements included in the Form 10-K. Management does not expect the adoption of the other provisions of SFAS 148 to have a material effect on its financial position or results of operations.

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51. The Interpretation addresses consolidation by business enterprises of variable interest entities. This interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. If applicable, it apples to the Company’s interim period beginning July 1, 2003 for variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. Management has not determined the effect of the adoption of Interpretation 46 on the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

Overview

(Dollars in thousands)	Years ended December 31,

	2002	2001	2000

Total revenues	$1,217,524	$1,110,283	$882,152
Total contribution margin	$364,434	$344,635	$275,218
Extraordinary items, net of tax	$(2,016)	$(1,958)	$—
Net income	$104,816	$102,235	$81,941

Total revenues and net income were $1.2 billion and $104.8 million for 2002, the highest in our Company’s history, an increase of 9.7% and 2.5% over 2001, respectively. We achieved an increase in revenues and earnings driven primarily by a larger number and greater value of sold tower units under construction and higher margins and average selling price in traditional homebuilding operations. As of January 2002, we adopted SFAS 142 and accordingly, no longer amortize goodwill. For the years ended December 31, 2001 and 2000, amortization of goodwill was approximately $3.2 million and $2.8 million, respectively.

For 2002, we recognized a $2.0 million (net of tax) extraordinary loss related to the write-off of unamortized debt issue costs associated with the early repayment of our senior secured credit facility and Sun City Center Golf Properties promissory note. For 2001, we recognized a $2.0 million (net of tax) extraordinary loss related to the write-off of unamortized debt issue costs associated with debt restructuring in conjunction with the offering of $250 million and $100 million in senior subordinated notes.

In March 2002, we issued 7,935,000 shares of common stock in a public offering realizing approximately $138.2 million in net proceeds. Our operating results for 2002 and the issuance of common stock contributed to a 58.3% increase in shareholders’ equity to $663.5 million at December 31, 2002. The increase in shareholders’ equity and the use of initial public offering proceeds for repayment of existing debt contributed to a reduction in the debt-to-capitalization ratio to 52.4% at December 31, 2002 compared to 62.0% at December 31, 2001.

The increases in total revenues and contribution margin for 2001, was primarily due to an increase in homebuilding revenues and contribution margin. Net income increased 24.8% primarily due to the corresponding increase in total revenues and contribution margin. The Company’s 2001 operating results contributed to a 31.3% increase in shareholders’ equity to $419.0 million at December 31, 2001.

In 2002, we increased revenue and net income despite a challenging economic environment brought on by an unpredictable stock market, geopolitical risks and an uncertain economic outlook. Assuming the current economic environment continues without significant improvement, we expect 2003 to produce a similar level of earnings as 2002. If economic conditions deteriorate, it may be difficult to achieve similar results.

Homebuilding

Single and multi- family

(Dollars in thousands)	Years ended December 31,

	2002	2001	2000

Revenues	$461,270	$492,576	$381,208
Contribution margin	$109,946	$103,338	$68,733
Contribution margin percentage	23.8%	21.0%	18.0%
Homes closed (units)	1,413	1,732	1,614
Average selling price per home closed	$326	$284	$236
Lot revenues	$17,028	$17,364	$38,115
Net new orders for homes (units)	1,666	1,595	1,754
Contract values of new orders	$533,144	$522,612	$474,713
Average selling price per new order	$320	$328	$271

	As of December 31,

	2002	2001	2000

Backlog (units)	869	616	753
Backlog contract values	$339,277	$265,401	$235,365
Average sales price in backlog	$390	$431	$313
Active selling communities	14	14	15

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues decreased 6.4% primarily due to the decrease in the number of homes delivered during the period, partially offset by an increase in the average selling price of these homes. The decrease in deliveries is directly related to reduced sales as a result of the events that occurred on September 11, 2001, which contributed to a decline in the unit backlog at the beginning of 2002 compared to the beginning of 2001. The average selling price per home closed in the period as compared to 2001 increased as a result of closing a larger proportion of homes in our higher priced communities located in the Southeast, Palm Beach and Southwest Florida regions. Lot revenues decreased slightly for the year ended December 31, 2002 as compared to 2001. In 2003, we expect two new communities will begin sales activities, four new communities will begin delivering homes and four communities are expected to close-out.

Home sales contribution margin percentage increased 280 basis points due primarily to our ability to raise home prices, higher margins on options and upgrades, and ongoing initiatives to reduce development and construction costs. Our ability to raise home prices in the future may be adversely impacted by the current economic and stock market conditions and softening in the demand for certain new home offerings.

The 2.0% increase in the contract values of new orders was primarily attributable to the addition of three new communities in the Palm Beach, Southwest and Central Florida regions, and increased sales at existing communities throughout other regions, offset by the sell out and/or reduced available inventory in seven communities throughout our other regions, and slower absorption in our second/luxury home Tiburon community located in the Southwest region. The average sales price per new order was down slightly due to the mix of units.

The 27.8% increase in backlog contract values was primarily the result of a 253 unit increase in the number of units in backlog offset by a decrease in the average sales price of homes under contract to $390,000 from $431,000. The increase in backlog units was primarily attributed to three new selling communities located in the Palm Beach, Southwest and Central Florida regions. We expect that substantially all homes in backlog at December 31, 2002 will be delivered in 2003.

We serve a broad range of customer segments that are performing well, including the affordable retirement and primary move-up segments. The affordable retirement and primary move-up segments new order units increased approximately 8.0% and 21.0%, respectively, as compared to 2001. The luxury/second home segment new order units declined approximately 21.0% in 2002 reflecting a softening in demand that we believe is related in general to the current economic and equity market conditions.

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenues increased 29.2% primarily due to a 118 unit or 7.3% increase in the number of homes closed and a 20.3% increase in the average price of homes closed to $284,000 from $236,000. The increase in the number of homes closed was a direct result of the larger backlog at January 1, 2001 as compared to January 1, 2000, and increased home sales in newly introduced subdivisions in one of our Southeast communities and in two of our newly introduced master-planned communities in the Southwest region. The increase in the average selling price was primarily attributable to increasing prices in our existing communities that were possible due to strong market demand, an increase in the number of higher priced units sold and an increase in the dollar amount of options and lot premiums that our home buyers selected. During 2001, the Company’s homebuyers purchased options and lot premiums valued at approximately 14.8% of the base selling price of homes sold compared to 11.8% in 2000.

Lot revenues decreased 54.4% primarily due to the sell out of lots in subdivisions located in our Bay Colony, Pelican Landing and Heron Bay communities, which was offset by the introduction of a new lot sales program in our Tiburon community.

Home sales contribution margin percentage increased 300 basis points due primarily to a higher average sales price and reduced costs of construction and land development.

The 10.1% increase in the value of net new contracts was primarily the result of a 21.0% increase in the average price of homes contracted to $328,000 from $271,000. The increase in the average price was the result of both price increases and sales mix factors such as location, size and product demand. The decline in the number of net new contracts to 1,595 from 1,754 was primarily the result of the final close out of three communities located in Palm Beach and Southeast regions and reduced sales traffic and contract activity due to travel disruption after September 11. The 12.7% increase in backlog contract values was primarily the result of a 37.7% increase in the average sales price of homes under contract to $431,000 from $313,000.

Mid-rise and high-rise homebuilding

(Dollars in thousands)	Years ended December 31,

	2002	2001	2000

Total revenues	$536,005	$413,481	$233,457
Total contribution margin	$190,327	$178,169	$100,546
Contribution margin percentage	35.5%	43.1%	43.1%
Net new orders (units)	442	523	307
Contract values of new orders	$439,547	$595,607	$401,991
Average selling price per new order	$994	$1,139	$1,309

	As of December 31,

	2002	2001	2000

Cumulative contracts (units)	802	646	439
Cumulative contract values	$894,032	$871,581	$519,460
Less: Cumulative revenues recognized	(516,230)	(398,737)	(228,742)

Backlog contract values	$377,802	$472,844	$290,718

Towers under construction recognizing revenue	20	15	8

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues increased 29.6% due primarily to an increase in the number of towers under construction that qualified for recognition of revenue during the respective periods, offset by a reversal of revenue from two towers discussed below. We met the requirements for percentage of completion revenue recognition in 20 towers for 2002, as compared to 15 towers in 2001. We released seven towers for reservation and commenced construction on nine towers during 2002.

The increase in revenues was offset by the reversal of $35.4 million of revenue previously recognized on a total of 53 units located in two towers in our Southwest region. During the third quarter of 2002, we were notified that the purchasers of five units with a contract value of $10.1 million in a tower located in our Southwest region intended to default on their contracts. We retained deposits totaling $2.9 million, securing performance of such contracts. Based upon these likely defaults, we reversed the revenue and resulting contribution margin previously recognized on these five units, net of forfeited deposits, which had a $3.9 million impact on 2002 contribution margin.

Additionally, earlier this year during the course of construction of an 82-unit tower located in our Southwest region, we failed to include the proper notification required under Florida administrative rules when sending out amendments of condominium documents to purchasers. This required notice was given to the purchasers of the 48 units at the end of the third quarter, affording them a 15-day right to rescind their contracts. Of the 82 units, 48 were previously subject to sales contracts aggregating $31.0 million. Because of the deterioration in economic conditions since mid-2001, purchasers of all 48 units exercised their rescission rights and cancelled their contracts. Based upon the foregoing, we reversed the revenue and resulting contribution margin previously recognized on these units during the third quarter, resulting in a reduction of revenue and contribution margin in the amounts of $25.3 million and $9.0 million, respectively.

Contribution margin percentage decreased to 35.5% from 43.1% primarily due to an anticipated decline compared to prior periods due to (1) a change in the mix of units sold and in backlog toward a greater proportion of lower-priced, lower-margin units and (2) the completion during August and September 2002 of two high-margin towers. The cancellation and default of 53 contracts as discussed above and the use of selective incentives to spur sales also contributed to this margin reduction.

The decrease in contract values of new orders and average selling price relates to the cancellation and default of contracts for 53 units as discussed above and a shift in product mix toward less expensive tower units being sold compared to the same period last year. While it was expected that the average selling price for tower units being sold during 2002 would be lower than the same period last year due to a planned shift of mix of buildings being initially marketed this year, the average selling price is also lower because market conditions have accelerated absorption of lower priced units and slowed absorption of higher priced units. We believe the slowed absorption reflects our customers concerns with the national economy and prolonged stock market uncertainty.

The decrease in backlog contract values is due to the increased amount of cumulative revenues recognized in the towers under construction, which reflects the advancing percentage of completion of those towers, offset by a 2.6% increase in the cumulative value of all units under contract with purchasers. This increase in cumulative contract values reflects a 24.1% increase in the number of tower units under contract offset by a 17.8% decrease in the average sale price per unit to $1.11 million from $1.35 million.

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenues increased 77.1% due primarily to an increase in the number of towers that qualified for revenue recognition and an increase in the value of sold units in those towers. We met the requirements for percentage-of-completion revenue recognition in 15 towers in 2001 compared to 8 towers in 2000. Contribution margin percentage remained unchanged at 43.1% for 2001 and 2000.

The value of net new contracts increased 48.2% primarily as a result of an increase in the number of towers that converted from reservation to contract during the period. Ten towers converted from reservation to contract in 2001 compared to six towers in 2000. The 62.6% increase in backlog contract values was due primarily to the increased number of net new contracts and the 16.7% increase in the average price of total tower units under contract to $1.4 million from $1.2 million. The increase in the average price of units under contract was primarily attributable to product mix adjustments enabling us to serve the strong demand in 2001 for more expensive, luxury residential towers.

Amenity membership and operations

(Dollars in thousands)	Years ended December 31,

	2002	2001	2000

Equity membership and marina slip revenues	$30,875	$33,551	$26,064
Membership dues and amenity service revenues	$40,192	$41,789	$44,910
Total amenity contribution margin	$15,483	$24,808	$15,154
Amenity contribution margin percentage	21.8%	32.9%	21.4%

Year ended December 31, 2002 compared to year ended December 31, 2001

The 8.0% decrease in equity membership and marina slip revenues was attributable primarily to the decrease in available marina slips at our Gulf Harbour and Deering Bay communities offset by the introduction of a marina slip sales program at the Jupiter Yacht Club and opening of the Colony Clubhouse. The 3.8% decrease in membership dues and amenity service revenues was attributable primarily to the turnover of our Gateway Golf and Country Club to its members in December 2001, and the reduction in marina slip rental revenues at Gulf Harbour due to the slip sales program, offset by revenues from several new club facilities located in the Southwest Florida region and increase in membership dues as a result of increases in memberships at existing clubs.

The decrease in total amenity contribution margin percentage was attributable to a decrease in sales of higher margin equity membership and marina slip sales and higher operating deficits associated with the opening or start-up of amenity operations at our new communities.

Future amenity contribution margins may be adversely impacted by the reduced availability of marina slips, turnover of clubs to members, increased operating deficits associated with new amenity operations and general economic conditions.

Year ended December 31, 2001 compared to year ended December 31, 2000

The 28.7% increase in equity membership and marina slip revenues was primarily attributed to the introduction of a marina slip sales program in the Gulf Harbour community offset by a decrease in the Bay Colony Golf Club and Pelican Marsh Club membership sales. The Bay Colony Golf Club sold its last membership in 2000. The 6.9% decrease in membership dues and amenity service revenues was attributable primarily to turnover of the Bay Colony Golf Club to its members and the sale of the Burnt Store Marina and restaurant operations in December 2000.

Amenity membership and operations contribution margin increased to 32.9% from 21.4% primarily due to the introduction of a high margin marina slip sales program in the Gulf Harbour community, offset by the sell-out of high margin equity memberships in the Bay Colony Golf Club.

Real estate services, land sales and other

	Years ended December 31,

(Dollars in thousands )	2002	2001	2000

Real estate services :
Revenues	$89,575	$68,139	$53,851
Contribution margin	$11,577	$7,737	$7,522
Contribution margin percentage	12.9%	11.4%	14.0%
Land sales :
Revenues	$36,213	$30,503	$92,803
Contribution margin	$21,634	$8,305	$52,201
Contribution margin percentage	59.7%	27.2%	56.2%
Other revenues	$6,366	$12,879	$11,744

Year ended December 31, 2002 compared to year ended December 31, 2001

Real Estate Services

The increase in revenues was primarily attributed to a $17.3 million and $3.2 million increase in brokerage and title revenues, respectively, which was related to an increase in the volume of transactions from third-party, non-WCI homebuilding customers and an increase in the average sales price per transaction. Real estate services contribution margin increased 150 basis points primarily due to the growth in volume of transactions and controlling overhead costs in the brokerage operations.

Land Sales
 The increase in revenues was primarily attributable to the planned sale of non-strategic parcels located in our Southwest, Southeast and Palm Beach regions. Land sales contribution margin increased primarily as a result of the sale of selected land parcels obtained in the MacArthur land portfolio acquired in 1999, which have subsequently increased in value.

Other Revenues
 The decrease in other revenues was primarily related to the decline in equity in earnings of joint ventures and decrease in the sale of non-core assets. Certain joint ventures contributed to the decline including a residential joint venture which is approaching sell-out, a golf course development in the initial 15 months of operations and a timeshare joint venture which is in the process of marketing the first phase of development. In 2001, we recognized approximately $5.0 million in gains from the sale of non-core assets compared to $550,000 in 2002.

Year ended December 31, 2001 compared to year ended December 31, 2000

Real Estate Services
 The increase in revenues was primarily attributed to a $13.0 million increase in real estate brokerage revenues and a $2.3 million increase in the mortgage banking operations, offset by a $1.0 million decrease in title revenues. The increase in real estate brokerage revenues was primarily attributed to the overall sales force. The increase in mortgage banking revenues was primarily the result of increased home purchases and mortgage refinancings. Real estate services contribution margin decreased 260 basis points, primarily due to an increase in the proportion of lower margin real estate brokerage operations.

Land Sales
 Sales of residential parcels decreased due to management’s decision to hold most developed and undeveloped land inventory for homebuilding purposes and the sell-out of the few residential parcels that were not designated for homebuilding, while commercial parcel sales decreased primarily as a result of fewer available parcels for sale. The decrease in contribution margin percentage was due primarily to the change in mix of parcel and lot sales closed in the respective periods.

Other Revenues

The increase in other revenues was primarily related to the increase in equity in earnings of joint ventures and gains recognized from the sale of property and equipment. Certain joint ventures contributed to the increase including a residential joint venture, which delivered a large proportion of the homes it is developing. Other revenues included $6.9 million and $5.8 million in gains recognized from the sale of non-core assets and equity in earnings from investments in joint ventures recorded in 2001 and 2000, respectively.

Selling, general and administrative expenses, including real estate taxes

Selling, general and administrative expenses, including real estate taxes (SG&A), increased 15.8% in 2002 as compared to 2001, and increased 23.0% in 2001 as compared to 2000. The increase for each period was primarily due to (1) increased wages, benefits costs, and administrative expenses associated with the increase in personnel to support our growth; (2) increased sales and marketing expenditures related to newly introduced communities, subdivisions and towers under development; and (3) increases in insurance premiums. As a percentage of total revenues, SG&A increased to 10.5% in 2002 as compared to 10.0% and 10.2% in 2001 and 2000, respectively.

Interest expense, net of capitalization

Interest expense, net of capitalization, decreased slightly in 2002 as compared to 2001, and increased 21.1% in 2001 as compared to 2000. Interest incurred for the respective periods increased 4.8% and 2.0% primarily due to a marginal increase in our level of debt offset by a decrease in our effective borrowing rate. Amortization of previously capitalized interest increased 13.5% in 2002 as compared to 2001, due primarily to the increase in the number of towers recognizing revenue under the percentage of completion method, offset by the decrease in the number of home closings in the respective periods. Amortization of previously capitalized interest increased 29.6% in 2001 as compared to 2000 primarily due to increased home closings and land sales in the respective periods. Interest capitalized increased 14.9% in 2002 as compared to 2001 and declined 11.8% in 2001 as compared to 2000. The increase in 2002 is primarily due to a greater book value of new and existing properties undergoing active development. The decline in 2001 as compared to 2000 is due primarily to a change in the mix of properties undergoing active development.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of December 31, 2002, we had cash and cash equivalents of $49.8 million and $305.1 million undrawn under our existing senior credit facility.

Net cash used in operations was $109.0 million for 2002, as compared to cash used in operations of $128.0 million for the same period in 2001. Excluding increases in net inventory additions of $152.8 million and $123.9 million and contracts receivable of $115.3 million and $171.0 million, net cash flows provided by operations were $159.1 million and $166.9 million 2002 and 2001, respectively. Land acquisitions were $56.9 million for 2002 compared to $80.7 million in 2001. Net inventory additions are primarily related to single- and multi-family home inventories that are under contract for delivery during the next six to nine months, land development activities, land acquisitions and tower inventories. We expect real estate inventories will continue to increase as we are currently searching for and negotiating additional opportunities to obtain control of land for future communities.

Contracts receivable increased 28.8% during 2002 reflecting the increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage of completion revenue recognition. We expect to collect a portion of these receivables during the next three to nine months as nine towers are planned to be completed, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% of firm contacts have resulted in cancellation or default. However, the recent events involving two Southwest region towers as described above may indicate an increase in potential contract defaults of those tower units with a significant proportion of purchasers who intend to use those units for second homes and/or investment properties. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

Investing activities for 2002, included $41.8 million of net additions to property and equipment compared to $24.3 million in 2001. We anticipate cash used in investing activities will continue to increase with development of current and future amenity operations which are owned and operated by the Company.

Financing activities provided cash of $162.5 million for 2002, compared to cash provided of $146.3 million in 2001. The net cash inflow for 2002, was primarily the result of the issuance of 7.9 million shares of common stock in March 2002,($138.2 million) and net borrowings of $24.3 million.

In April 2002, we issued $200.0 million of 9 1/8% senior subordinated notes (the 9 1/8% Notes) in a private placement and subsequently exchanged the unregistered Notes for notes registered under the Securities Act of 1933, as amended. The 9 1/8% Notes mature May 1, 2012 and interest is payable semi-annually in arrears on each May 1 and November 1 commencing on

November 1, 2002. The 9 1/8% Notes are subordinated to all existing and future senior debt. Proceeds from the 9 1/8% Notes were used to repay $174.8, million of the senior secured credit facility, $11.2 million of other debt and for general corporate purposes.

In June 2002, we repaid the outstanding balance of our senior secured credit facility. Simultaneously with the repayment, we entered into a senior unsecured revolving credit agreement (the Credit Facility) which replaces the previously outstanding senior secured credit facility. The Credit Facility includes substantially the same banking institutions as the senior secured credit facility. The Credit Facility provides for a $350.0 million revolving loan, which may increase to $425.0 million if certain conditions are met. The loan matures June 30, 2005, subject to a one-year extension, at our election, and allows for prepayments and additional borrowing to the maximum amount, provided an adequate borrowing base is maintained. The loan allows an allocation of the unused balance for issuance of a maximum of $75.0 million of stand-by letters of credit. The initial interest rate is the lender’s prime rate or the LIBOR base rate plus a spread of 180 basis points, payable in arrears. The LIBOR base rate can be reduced by up to 30 basis points or increased by 20 basis points if the credit rating of the facility is revised. As of December 31, 2002, we had $305.1 million undrawn under the senior credit facility and $10.8 million committed pursuant to letters of credit.

In 2002, our wholly owned finance subsidiary, Financial Resources Group, Inc. increased the borrowing capacity on its bank warehouse facility to $30.0 million, which will reduce to $23.0 million in April 2003. The warehouse facility is payable on demand and is secured primarily by mortgage loans held for sale. As of December 31, 2002, $2.0 million was available for borrowing under the warehouse facility.

In connection with the development of certain of the Company’s communities, community development or improvement districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district. If the owner of the parcel does not pay this obligation, a lien will be placed on the property to secure the unpaid obligation. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The original amount of bond obligations issued by districts with respect to the parcels the Company owns in certain communities totaled $210.8 million at December 31, 2002. Bond obligations at December 31, 2002 mature from 2004 to 2034.

The districts raise the money to make the principal and interest payments on the bonds by imposing assessments and user fees on the properties benefited by the improvements from the bond offerings. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company owns that are benefited by the improvements. In addition, the Company guarantees district shortfalls under some of the bond debt service agreements when the revenues, fees and assessments which are designed to cover principal and interest and other operating costs of the bonds, are not paid.

We use construction loans and customer deposits to construct high-rise towers. After the construction loans are repaid from the proceeds of closings with buyers, remaining proceeds will be available for general use. As of December 31, 2002, we had construction loans in place for nine towers with $92.6 million outstanding and $427.4 million of remaining undrawn commitments which expire from 2003 to 2005. We are also planning to close on a $103.2 million loan commitment for three other towers in 2003. To the extent we meet certain loan requirements, these commitments will be drawn to fund tower construction costs in the future. We expect to begin construction on five to seven towers in 2003.

The following table summarizes our payments under debt, operating lease and land purchase obligations as of December 31, 2002:

(Dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Debt	$81,376	$49,148	$45,035	$—	$—	$554,397	$729,956
Operating leases	7,540	6,283	5,100	2,748	1,540	2,615	25,826
Land purchase obligations	13,138	188	188	—	—	—	13,514

Total obligations	$102,054	$55,619	$50,323	$2,748	$1,540	$557,012	$769,296

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related project. If the obligations related to the project are ongoing, annual extensions are granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $152.7 million at December 31, 2002, are typically outstanding over a period of approximately one to five years.

During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of December 31, 2002, we had contracts or options aggregating

$68.8 million to acquire approximately 670 acres of land that are expected to yield approximately 1,500 residential units. Payments of approximately $32.6 million are expected to be made during 2003 with the balance paid in future years. We will incur land development costs for improving overall community infrastructure such as water, sewer, streets and landscaping and for developing the amenity packages such as golf courses, marinas and club facilities. A significant portion of these costs are incurred in the initial phases of a project.

Our real estate development is dependent upon the availability of funds to finance current and future development. We plan to continue growing and expect to fund this growth through the generation of cash flow from operations, from the availability of funds under our credit facilities, from new construction loans and from future debt and equity offerings. We believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements to acquire capital assets and land, to develop land improvements and construction activities and to meet any other needs of our business, both on a short- and long-term basis. If we do not have sufficient capital resources to fund our development and expansion, projects may be delayed, resulting in possible adverse effects on our results of operations. No assurance can be given as to the terms, availability or cost of any future financing we may need. If we are at any time unable to service our debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to us. Furthermore, considerable economic and political uncertainties could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the homebuilding industry generally.

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate services projects. We do not consolidate partnerships and joint ventures where unanimous consent by both partners is required for making major decisions, and where we do not have control directly or indirectly, over major decisions. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact to our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At December 31, 2002, none of our partnerships or joint ventures had outstanding debt. However, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

INFLATION

Our costs of operations may be impacted by inflation to the extent that a strengthening economic environment places upward pressure on the cost of labor and materials. In addition, certain raw materials used by us in our homebuilding operations are susceptible to commodity price increases. Unless these cost increases are passed on to customers through increased home and service prices, our operating margins may be reduced. In addition, in times of inflation, the reduced availability of attractive mortgage financing for purchasers of our homes may have an adverse effect on sales. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can result in lower operating margins. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

The volatility of interest rates could have an adverse effect on our future operations and liquidity. Among other things, these conditions may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to us by banks, investment bankers and mortgage bankers.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings, cash flow or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal factors that could cause the Company’s actual results to differ materially from the forward-looking statements include but are not limited to, statements about the Company’s anticipated operating results, financial resources, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, ability to secure materials and subcontractors. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, filings, statements and presentations. These risks and uncertainties include the Company’s ability to compete in the Florida real estate market; the availability and cost of land in desirable areas in Florida and elsewhere and the ability to expand successfully into those areas; Company’s ability to obtain necessary permits and approvals for the development of its lands; Company’s ability to raise debt and equity capital and grow its operations on a profitable basis; Company’s ability to pay principal and interest on its current and future debts; Company’s ability to sustain or increase historical revenues and profit margins; material increases in labor and material costs; increases in interest rates; the level of consumer confidence; adverse legislation or regulations; unanticipated litigation or legal proceedings; natural disasters; and the continuation and improvement of general economic conditions and business trends. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

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

The following table sets forth, as of December 31, 2002, WCI debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amounts and weighted average interest rates of WCI interest rate swaps.

								FMV at
	2003	2004	2005	2006	2007	Thereafter	Total	12/31/02

Debt:
Fixed rate	$—	$10,000	$—	$—	$—	$550,000	$560,000	$527,750
Average interest rate	—	10.08%	—	—	—	9.96%	10.03%
Variable rate	$81,376	$39,148	$45,035	$—	$—	$—	$165,559	$165,559
Average interest rate	3.83%	4.15%	4.25%	—	—	—	3.71%
Interest Rate Swaps:
Variable to fixed	$40,000	$50,000	$—	$—	$—	$—	$90,000	$(2,652)
Average pay rate	5.69%	5.68%	—	—	—	—	5.69%
Average receive rate	*	*	*	*	*	*	*

*	90-Day Libor

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of WCI Communities, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of WCI Communities, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 8, WCI Communities, Inc. adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida

February 4, 2003

WCI Communities, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2002	2001

Assets
Cash and cash equivalents	$49,789	$57,993
Restricted cash	20,577	19,115
Contracts receivable	515,021	399,716
Mortgage notes and accounts receivable	84,598	58,774
Real estate inventories	977,524	808,830
Property and equipment	127,152	99,726
Investment in joint ventures	47,427	37,855
Other assets	45,352	40,384
Goodwill	28,388	28,604
Other intangible assets	8,064	8,460

Total assets	$1,903,892	$1,559,457

Liabilities and Shareholders’ Equity
Accounts payable and contract retainage	$198,332	$153,699
Customer deposits	183,540	162,561
Other liabilities	46,386	53,667
Income taxes payable	52,506	51,588
Community development district obligations	29,684	36,286
Senior unsecured credit facility	44,935	—
Senior subordinated notes	554,397	354,936
Mortgages and notes payable	130,624	77,675
Senior secured credit facility	—	250,000

	1,240,404	1,140,412

Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized and 44,548 and 36,514 shares issued, respectively	445	365
Additional paid-in capital	277,912	139,193
Retained earnings	387,555	282,739
Treasury stock, at cost, 132 shares, respectively	(795)	(795)
Accumulated other comprehensive loss	(1,629)	(2,457)

Total shareholders’ equity	663,488	419,045

Total liabilities and shareholders’ equity	$1,903,892	$1,559,457

               The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

		For the years ended
		December 31,
	2002	2001	2000

Revenues
Homebuilding	$1,014,303	$923,421	$652,780
Amenity membership and operations	71,067	75,340	70,974
Real estate services, land sales and other	132,154	111,522	158,398

Total revenues	1,217,524	1,110,283	882,152

Costs of Sales
Homebuilding	704,905	632,501	464,161
Amenity membership and operations	55,584	50,532	55,820
Real estate services, land sales and other	92,601	82,615	86,953

Total costs of sales	853,090	765,648	606,934

Contribution margin	364,434	344,635	275,218

Other Expenses
Selling, general, administrative and other	117,578	103,124	80,483
Interest expense, net	52,482	52,532	43,363
Real estate taxes, net	10,392	7,355	9,315
Depreciation	8,547	5,555	4,425
Amortization of intangible assets	545	438	390
Amortization of goodwill	—	3,215	2,839

Total other expenses	189,544	172,219	140,815

Income before income taxes and extraordinary items	174,890	172,416	134,403
Income tax expense	(68,058)	(68,223)	(52,462)

Income before extraordinary items	106,832	104,193	81,941
Extraordinary items, net of tax
Net loss on early repayment of debt	(2,016)	(1,958)	—

Net income	$104,816	$102,235	$81,941

Earnings (loss) per share:
Basic
Income before extraordinary items	$2.50	$2.86	$2.25
Extraordinary items	(.05)	(.05)	—

Net income	$2.45	$2.81	$2.25

Diluted
Income before extraordinary items	$2.41	$2.80	$2.25
Extraordinary items	(.04)	(.05)	—

Net income	$2.37	$2.75	$2.25

Weighted average number of shares
Basic	42,805	36,382	36,380
Diluted	44,248	37,269	36,380

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 1999	36,448	$365	$138,921	$98,563	$—	$(349)	$237,500
Contribution	—	—	227	—	—	—	227
Purchase of treasury stock	(74)	—	—	—	—	(446)	(446)
Net income	—	—	—	81,941	—	—	81,941

Balance at December 31, 2000	36,374	365	139,148	180,504	—	(795)	319,222
Exercise of stock options	8	—	45	—	—	—	45
Comprehensive income:
Net income	—	—	—	102,235	—	—	102,235
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(746)	—	(746)
Change in fair value of derivatives, net of tax	—	—	—	—	(1,711)	—	(1,711)

Total comprehensive income							99,778

Balance at December 31, 2001	36,382	365	139,193	282,739	(2,457)	(795)	419,045
Issuance of common stock, net	7,935	79	138,122	—	—	—	138,201
Exercise of stock options	99	1	597	—	—	—	598
Comprehensive income:
Net income	—	—	—	104,816	—	—	104,816
Change in fair value of derivatives, net of tax	—	—	—	—	828	—	828

Total comprehensive income							105,644

Balance at December 31, 2002	44,416	$445	$277,912	$387,555	$(1,629)	$(795)	$663,488

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the years ended
	December 31,
	2002	2001	2000

Cash flows from operating activities:
Net income	$104,816	$102,235	$81,941
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net loss on early repayment of debt	2,016	1,958	—
Deferred income taxes	4,870	12,379	15,715
Depreciation and amortization	11,843	12,813	12,284
Gain on sale of property and equipment	—	(4,981)	(4,507)
Losses (earnings) from investments in joint ventures	410	(1,911)	(1,320)
Changes in assets and liabilities:
Restricted cash	(1,462)	(3,594)	1,144
Contracts receivable	(115,305)	(170,974)	(110,073)
Mortgage loans held for sale	(14,235)	(35,010)	—
Accounts receivable	(1,973)	1,116	(11,041)
Real estate inventories	(152,804)	(123,880)	(41,484)
Other assets	(4,095)	(5,173)	(10,083)
Accounts payable and other liabilities	35,970	26,667	62,757
Customer deposits	20,979	60,384	42,538

Net cash (used in) provided by operating activities	(108,970)	(127,971)	37,871

Cash flows from investing activities:
Additions to mortgage notes receivable	(14,523)	(2,433)	(5,388)
Proceeds from repayment of mortgage notes receivable	4,907	10,875	7,150
Additions to property and equipment, net	(41,843)	(30,815)	(12,089)
Proceeds from sale of property and equipment	—	6,486	14,175
Payment for purchase of assets of real estate brokerages	(309)	—	(4,064)
Contributions to investments in joint ventures, net	(9,982)	(152)	(9,078)

Net cash used in investing activities	(61,750)	(16,039)	(9,294)

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows (Continued)
(In thousands)

	For the years ended
		December 31,
	2002	2001	2000

Cash flows from financing activities:
Senior secured credit facility:
Net repayments on revolving line of credit	$—	$(39,000)	$(47,630)
Borrowing on term loan	—	—	50,000
Repayments on term loan	(250,000)	—	—
Net borrowings on senior unsecured credit facility	44,935	—	—
Proceeds from borrowings on mortgages and notes payable	174,434	81,028	85,452
Repayment of mortgages and notes payable	(131,605)	(118,771)	(53,367)
Proceeds from borrowings on senior subordinated notes	200,000	355,250	—
Repayment of subordinated notes	—	(57,010)	—
Debt issue costs	(7,445)	(12,123)	(4,281)
Proceeds from borrowings on finance subsidiary debt	—	—	72,495
Repayment of finance subsidiary debt	—	(72,495)	(98,862)
Net (payments) advances on community development district obligations	(6,602)	9,342	(9,920)
Proceeds from issuance of common stock, net	138,201	—	—
Proceeds from exercise of stock options	598	45	—
Contribution	—	—	227
Purchase of treasury stock	—	—	(446)

Net cash provided by (used in) financing activities	162,516	146,266	(6,332)

Net (decrease) increase in cash and cash equivalents	(8,204)	2,256	22,245
Cash and cash equivalents at beginning of year	57,993	55,737	33,492

Cash and cash equivalents at end of year	$49,789	$57,993	$55,737

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

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

On February 7, 2002, the Company’s Board of Directors declared a 1.43408 for 1 stock split. Unless otherwise indicated, all references to the numbers of shares, options for purchase of common stock and per-share information in the financial statements and related notes have been adjusted to reflect this stock split on a retroactive basis.

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

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The equity method of accounting is applied in the accompanying consolidated financial statements with respect to those investments in joint ventures in which the Company has less than a controlling interest. All material intercompany balances and transactions are eliminated in consolidation.

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue and Profit Recognition

Single and multi-family homebuilding revenue is recognized at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met and the related sold inventory is classified as completed inventory.

Revenue for tower residences under construction is recognized on the percentage-of-completion method. Revenue is recorded as a portion of the value of non-cancelable tower unit contracts when construction of each building is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a refund except for non-delivery of the residence, a substantial percentage of residences are under firm contracts,

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

collection of the sales price is assured and costs can be reasonably estimated. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. The percentage-of-completion method is applied since we met the applicable requirements under Statement of Financial Accounting Standards (SFAS) 66, Accounting for Sales of Real Estate. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. Any sales after the completion of tower residence construction are recorded as revenue on the completed contract method.

Revenues from amenity operations include the sale of equity memberships and marina slips, billed membership dues and fees for services provided. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales and the related cost of sales are initially recorded under the cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based upon changes in circumstances. If the Company can demonstrate that it is likely to recover proceeds in excess of remaining carrying value, the full accrual method is then applied. Dues are billed on an annual basis in advance and are recorded as deferred revenue and then recognized as revenue ratably over the term of the membership year. Revenues for services are recorded when the service is provided.

Real estate services revenue primarily includes realty brokerage, mortgage banking and title operations. Realty brokerage and title revenues are recognized upon closing of a sales contract. Mortgage banking revenues include premiums and fees associated with the qualification, processing and placement of mortgage loans with third-party investors and are recognized as revenues when the earnings process is complete. The Company records sales of mortgage loans at the time the purchaser acquires the risks and rewards of ownership and the Company has surrendered control over the loans and received all cash payments. The sales of these mortgages are at prices established in commitments obtained from mortgage investors prior to the time the mortgages are originated. Losses are recorded when loans are originated and gains are realized upon sale. Loan origination fees and costs are deferred and recognized upon sale of the related loans.

Revenue from land sales is recognized at the time of closing. The related profit is recognized in full when collectibility of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred under the deposit method and the related inventory is classified as completed inventory. The deferred income is recognized as the Company’s involvement is completed.

Real Estate Inventories and Cost of Sales

Real estate inventories consist of land and land improvements, investments in amenities and tower residences and homes that are under construction or completed. Total land and common development costs are apportioned to each home, lot, amenity or parcel on the relative sales value method, while site specific development costs are allocated directly to the benefited land. Investments in amenities include clubhouses, golf courses, marinas, tennis courts and various other recreation facilities that the Company intends to recover through equity membership and marina slip sales.

The Company constructs amenities in conjunction with the development of certain planned communities and accounts for related costs in accordance with SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Amenities are either transferred to common interest realty associations (CIRAs), equity membership clubs, or retained and operated. The cost of amenities conveyed to a CIRA are classified as a common cost of the community and included in real estate inventories. These costs are allocated to cost of sales on the basis of the relative sales value of the homes sold. Cost of amenities retained and operated by the Company are accounted for as property and equipment.

Real estate inventories, including capitalized interest and real estate taxes, are carried at the lower of cost or fair value determined by evaluation of individual projects. Whenever events or circumstances indicate that the

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

carrying value of the real estate inventories may not be recoverable, impairment losses are recorded and the related assets are adjusted to their estimated fair market value, less selling costs. Warranty liabilities for homebuilding activities are estimated based on historical experience. The Company subcontracts all construction to others and its contracts require subcontractors to repair or replace deficiencies related to their trades.

Capitalized Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to land under development and construction of tower residences are capitalized to real estate inventories during the active development period. Interest incurred relating to the construction of amenities is capitalized to real estate inventories for equity membership clubs or property and equipment for clubs to be retained and operated by the Company. Interest and real estate taxes capitalized to real estate inventories are amortized to interest expense and real estate tax expense as related homes, lots, amenity memberships and parcels are sold. For tower buildings, capitalized interest and real estate taxes are amortized to interest expense under the percentage of completion method. Interest capitalized to property and equipment is depreciated on the straight-line method over the estimated useful lives of the related assets.

The following table is a summary of capitalized and amortized interest and real estate taxes:

	For the years ended December 31,

	2002	2001	2000

Total interest incurred	$66,345	$63,328	$62,100
Debt issue cost amortization	3,290	3,919	4,630
Interest amortized	20,940	18,443	14,233
Interest capitalized	(38,093)	(33,158)	(37,600)

Interest expense, net	$52,482	$52,532	$43,363

Real estate taxes incurred	$12,750	$11,261	$11,335
Real estate taxes amortized	2,801	1,065	2,238
Real estate taxes capitalized	(5,159)	(4,971)	(4,258)

Real estate taxes, net	$10,392	$7,355	$9,315

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original purchased maturity of three months or less as cash equivalents. Restricted cash consists principally of amounts held in escrow pursuant to certain loan agreements and escrow accounts representing customer deposits restricted as to use. Cash as of December 31, 2002 and 2001 included $31,932 and $31,366, respectively, of amounts in transit from title companies for transactions closed at or near year-end.

Property and Equipment

Property and equipment, including amenities retained and operated by the Company, are recorded at cost less accumulated depreciation and are depreciated on the straight-line method over their estimated useful lives. If an operating amenity is converted to an equity club, the related assets are reclassified from property and equipment to real estate inventories, depreciation is ceased and accounted for in accordance with SFAS 144. Upon reclassification, the sale of equity memberships and the recognition of related cost of sales is determined in the same manner as other amenities that are being sold through an equity membership program. Provisions for impairment are recorded when estimated future cash flows from operations and projected sales proceeds are

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

less than the net carrying value. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements, which extend useful lives, are capitalized.

Other Assets

Other assets primarily consist of prepaid expenses, acquisition deposits and debt issue costs. Debt issue costs, principally loan origination and related fees, are deferred and amortized over the life of the respective debt using the straight-line method, which approximates the effective interest method.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the Company’s cost of business assets acquired over the fair value of identifiable assets acquired and liabilities assumed. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and certain identifiable intangible assets with indefinite useful lives are no longer amortized over their expected lives (see Note 8) but are subject to annual impairment tests. In the event facts and circumstances indicate the carrying value of goodwill is impaired, it would be written down to its estimated fair value.

Other intangible assets with finite useful lives primarily represent identifiable assets acquired through the purchase of business assets. These other intangible assets are amortized over the estimated useful lives from 2 to 30 years on the straight-line basis.

Customer Deposits

Customer deposits represents amounts received from customers under real estate and equity club membership sales contracts.

Debt

For the years ended December 31, 2002 and 2001, aggregate debt had a weighted average annual effective interest rate of 8.7% and 10.2%, respectively. The Company records the net cost or net benefit of interest rate protection arrangements monthly as an increase or decrease to interest expense.

Derivative Instruments and Hedging Activities

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

The Company’s strategy is to hedge the risk of variability in the cash flows attributable to changes in the benchmark interest rate related to a portion of the Company’s variable rate debt. The Company recognizes gains or losses for amounts received or paid when the underlying transaction settles.

The Company has two interest rate swap agreements with counterparties that are major financial institutions. The swap agreements effectively fix the variable rate cash flows on approximately $90,000 of variable rate debt. The interest rate swap agreements expire February 2003 ($40,000) and February 2004 ($50,000). The swap agreements have been designated as cash flow hedges and are reflected at fair value in the consolidated balance sheet. The fair value of the interest rate swap agreements was estimated based on quoted market rates of similar financial instruments. The related gains or losses are recorded in stockholders’ equity as

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

accumulated other comprehensive income or loss. Amounts to be received or paid as a result of the swap agreements are recognized as adjustments to interest incurred on the related debt instruments.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, mortgage notes and accounts receivable, accounts payable and contract retainage, customer deposits, senior unsecured credit facilities, mortgage and notes payable, community development district obligations, and senior subordinated debt. For financial instruments other than senior subordinated debt, the carrying amounts approximate their fair value because of their short maturity and in some cases because they bear interest at market rates. The estimated fair value of senior subordinated debt was $517,750 at December 31, 2002 and was based on dealer quotes.

Advertising Costs

Advertising costs consists primarily of television, radio, newspaper, direct mail, billboard, brochures and other media advertising programs. The Company expenses advertising costs as incurred to selling, general and administrative costs. Tangible advertising costs such as architectural models and visual displays are capitalized to property and equipment or real estate inventories. Advertising expense was approximately $21,795, $21,788 and $16,061 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Stock-Based Compensation

At December 31, 2002, the Company has two stock option plans, which are described more fully in Note 15. The Company has elected to use APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation costs are recorded upon issuance or exercise of stock options. Had the Company elected to recognize compensation expense under the fair value method under SFAS 123 “Accounting for Stock Based Compensation,” pro forma net income would be as follows:

	For the years ended December 31,

	2002	2001	2000

Net income:
As reported	$104,816	$102,235	$81,941
Less: Total stock-based compensation expense, net of tax	(793)	(489)	(375)

Pro forma	$104,023	$101,746	$81,566

Earnings per share:
As reported
Basic	$2.45	$2.81	$2.25
Diluted	$2.37	$2.75	$2.25
Pro forma
Basic	$2.43	$2.80	$2.24
Diluted	$2.35	$2.73	$2.24

These pro forma amounts may not be representative of the effect on pro forma net income in future years, since the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

Employee Benefit Plan

Company employees who meet certain requirements as to age and service are eligible to participate in the Company’s 401(k) benefit plan. For the years ended December 31, 2002, 2001 and 2000, the Company’s expenses related to the plan were $2,820, $2,760 and $2,475, respectively.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options. The Company’s outstanding stock options for December 31, 2000 had no dilutive effect on earnings per share.

Information pertaining to the calculation of earnings per share for each of the three years ended December 31, 2002 is as follows:

	2002	2001	2000

Basic weighted average shares	42,804,826	36,381,715	36,379,927
Dilutive stock options	1,442,953	887,117	—

Diluted weighted average shares	44,247,779	37,268,832	36,379,927

Treasury Stock

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis.

Consolidated Statement of Cash Flows — Supplemental Disclosures

	For the years ended December 31,

	2002	2001	2000

Interest paid (net of amount capitalized)	$25,413	$20,500	$24,268

Assets acquired under capital lease	$—	$55	$978

Net Federal and State taxes paid	$64,816	$59,056	$6,039

Non-monetary transactions during 2002, 2001 and 2000:

	2002	2001	2000

Transactions arising from acquisitions	$10,000	$—	$8,253
Real estate inventories transferred to property and euipment	8,083	—	—
Property and equipment transferred to real estate inventories	13,973	5,346	—

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) approved SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. In addition to rescinding SFAS 4, 44 and 64 and amending SFAS 13, SFAS 145 requires all gains and losses from extinguishment of debt to be included as an item of income from continuing operations in accordance with APB 30. SFAS 145 will be effective for the Company’s fiscal year 2003. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position or results of operations.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

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

In November 2002, FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB 5, 57 and 107 and rescission of FASB Interpretation 34. The Interpretation clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. This Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s fiscal year 2002 and included in Notes 13 and 17. Management does not expect the adoption of Interpretation 45 to have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB approved SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation and APB 28, Interim Financial Reporting to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB 25, Accounting for Stock, Issued to Employees.

SFAS 148 also amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions and requires disclosure about those effects in interim financial information. The disclosure provisions are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The disclosure provisions of SFAS 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under “Stock Based Compensation,” above. Management does not expect the adoption of the other provisions of SFAS 148 to have a material effect on its financial position or results of operations.

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51. The Interpretation addresses consolidation by business enterprises of variable interest entities. This interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. If applicable, it applies to the Company’s interim period beginning July 1, 2003 for variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. Management has not determined the effect of the adoption of Interpretation 46 on the Company’s financial position or results of operations.

Reclassification Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

3.	Segment Information

In the first quarter of 2002, the Company has reorganized its business segments to more accurately reflect its operational structure and, as a result, segment information for the prior period has been reclassified to conform to the current operating structure. The Company operates in four principal business segments: Mid- and High-rise Homebuilding; Single and Multi-family Homebuilding, which includes sales of lots; Amenity Membership and Operations; and Real Estate Services, which includes brokerage, mortgage banking, title and property management operations. Land sales and other has been disclosed for purposes of additional analysis. Asset information by business segment is not presented, since the Company does not prepare such information.

Year ended December 31, 2002

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$536,005	$461,270	$17,028	$71,067	$89,575	$40,696	$1,215,641
Interest income	—	—	—	—	—	1,883	$1,883
Contribution margin	190,327	109,946	9,125	15,483	11,577	27,976	$364,434

Year ended December 31, 2001

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$413,481	$492,576	$17,364	$75,340	$68,139	$42,283	$1,109,183
Interest income	—	—	—	—	—	1,100	$1,100
Contribution margin	178,169	103,338	9,413	24,808	7,737	21,170	$344,635

Year ended December 31, 2000

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$233,457	$381,208	$38,115	$70,974	$53,851	$102,350	$879,955
Interest income	—	—	—	—	—	2,197	$2,197
Contribution margin	100,546	68,733	19,340	15,154	7,522	63,923	$275,218

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

A reconciliation of total segment contribution margin to consolidated income before income taxes and extraordinary items for the years ended December 31, is as follows:

	2002	2001	2000

Segment contribution margin	$364,434	$344,635	$275,218
Corporate overhead and costs	(127,970)	(110,479)	(89,798)
Interest expense, net	(52,482)	(52,532)	(43,363)
Depreciation and amortization	(9,092)	(9,208)	(7,654)

Income before income taxes and extraordinary item	$174,890	$172,416	$134,403

4.	Mortgage Notes and Accounts Receivable

Mortgage notes and accounts receivable are summarized as follows:

	December 31,
	2002	2001

Mortgage loans held for sale	$49,245	$35,010
Mortgage notes receivable	14,970	5,354
Accounts receivable	20,383	18,410

	$84,598	$58,774

The Company’s wholly owned subsidiary, Financial Resources Group, Inc. (FRG), originates home mortgages which are later sold to mortgage investors. Mortgage loans held for sale are stated at the lower of cost or market value based upon purchase commitments from third-party mortgage investors or prevailing market for loans not yet committed to an investor. Substantially all of these loans are sold within 40 days of origination. Losses are recorded when incurred and gains are realized upon sale. The Company recorded approximately $3,979 and $231 of gains on the sale of loans for the years ended December 31, 2002 and 2001, respectively. The weighted average interest rate of mortgage loans held for sale was 5.4% and 6.7% at December 31, 2002 and 2001, respectively.

Mortgage notes receivable are generated through the normal course of business, primarily parcel sales, and are collateralized by liens on property sold. Significant concentration of mortgage notes receivable have resulted from the sale of real estate inventories to 5 independent buyers, approximating 92% of the balance at December 31, 2002. Interest rates on mortgage notes receivable with maturities in excess of one year at December 31, 2002 and 2001 range from 4.4% to 7.0% and 7.0% to 9.0%, respectively. The weighted average interest rate on mortgage notes receivable with maturities in excess of one year approximated 6.0% and 7.0% at December 31, 2002 and 2001, respectively.

Accounts receivable are generated through the normal course of amenity and other business operations and are unsecured.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

Following is a schedule of maturities of mortgage notes receivable at December 31, 2002.

2003	$4,988
2004	9,354
2005	157
2006	157
2007	157
Thereafter	157

Mortgage notes receivable	$14,970

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,
	2002	2001

Land and land improvements	$467,120	$402,577
Investments in amenities	42,968	37,859
Work in progress:
Condominiums	155,315	176,698
Homes	179,203	166,606
Completed inventories:
Condominiums	86,217	6,564
Homes	46,701	18,526

	$977,524	$808,830

6.	Property and Equipment

Property and equipment consist of the following:

	Estimated
	Useful Life	December 31,
	(in years)	2002	2001

General corporate facilities:
Land and improvements	15	$1,563	$1,578
Buildings and improvements	30 to 39	13,938	14,370
Furniture, fixtures and equipment	3 to 10	28,020	26,381
Assets under construction	—	6,217	1,147

		49,738	43,476

Amenities:
Land and improvements	15	37,794	33,105
Buildings and improvements	30 to 39	23,021	19,017
Furniture, fixtures and equipment	3 to 10	6,018	4,162
Marinas	20	827	4,377
Assets under construction	—	30,136	10,064

Total amenities		97,796	70,725

		147,534	114,201
Less accumulated depreciation		(20,382)	(14,475)

Property and equipment		$127,152	$99,726

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

Property and equipment at December 31, 2002 and 2001 includes $8,873 and $8,250, respectively of golf course and club facilities sold subject to significant continuing obligations which preclude revenue recognition.

7.	Investments in Joint Ventures

Investments in joint ventures represent the Company’s ownership interest in real estate limited partnerships and are accounted for under the equity method. The Company does not guarantee the debt or other obligations of these partnerships. At December 31, 2002 investments in joint ventures consists of the following:

	Percentage of	Type and Location
Name of Venture	Ownership	of Property

Tiburon Golf Ventures Limited Partnership	51%	Golf club - Naples, Florida
Pelican Landing Golf Resort Ventures Limited Partnership	51%	Golf club - Bonita Springs, Florida
Pelican Landing Timeshare Ventures Limited Partnership	51%	Multi-family timeshare units under development - Bonita Springs, Florida
Norman Estates at Tiburon Limited Partnership	50%	Single-family residential units under development - Naples, Florida
Walden Woods Business		Mixed-use industrial park -
Center Limited Partnership	50%	Plant City, Florida
Pelican Isle Yacht Club Limited Partnership	49%	Yacht club - Naples, Florida

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

The Company enters into agreements to provide development, project management and golf course operation management services. The Company provided these services to selective joint venture interests and recorded net fee revenue of $3,028, $1,730 and $712 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company eliminates development and project management fees to the extent of its ownership interest.

In 1996, the Company sold its Bighorn property located in Palm Desert, California. In conjunction with the sale, the Company received cash consideration and a Class B limited partnership interest. This interest entitles the Company to receive an allocation of the buyer’s future net profits after allocation of preferred returns to other partners as defined in the limited partnership agreement. No profit allocations have been recorded under this interest and no cash has been received through December 31, 2002.

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

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

	December 31,
	2002	2001

Assets
Club facilities, property and equipment, net	$80,733	$78,873
Real estate inventories	33,385	25,493
Other assets	10,415	8,524

Total assets	$124,533	$112,890

Liabilities and Partners’ Capital
Total liabilities	23,120	27,423
Capital - other partners	49,956	42,514
Capital - the Company	51,457	42,953

Total liabilities and partners’ capital	$124,533	$112,890

	For the years ended December 31,
	2002	2001	2000

Combined Results of Operations
Revenues	$32,057	$27,272	$18,138

Net income (loss)	$341	$(1,949)	$1,104

8.	Goodwill and Other Intangibles and Implementation of SFAS 142

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

Homebuilding	$16,097
Amenity membership and operations	5,365
Real estate services	6,926

$28,388

Intangible assets subject to amortization had accumulated amortization of $1,697 and $1,152 at December 31, 2002 and 2001, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2003	$463
2004	448
2005	305
2006	299
2007	299

$1,814

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

A reconciliation of income before extraordinary items, net income and earnings per share to exclude amortization expense in the prior year periods follows:

	For the years ended December 31,

	2002	2001	2000

Reported income before extraordinary items	$106,832	$104,193	$81,941
Add back: Goodwill amortization	—	3,215	2,839

Adjusted income before extraordinary items	106,832	107,408	84,780
Extraordinary items, net of tax	(2,016)	(1,958)	—

Adjusted net income	$104,816	$105,450	$84,780

Earnings (loss) per share:
Basic
Reported income before extraordinary items	$2.50	$2.86	$2.25
Goodwill amortization	—	.09	.08

Adjusted income before extraordinary items	2.50	2.95	2.33
Extraordinary items, net of tax	(.05)	(.05)	—

Adjusted net income	$2.45	$2.90	$2.33

Diluted
Reported income before extraordinary items	$2.41	$2.80	$2.25
Goodwill amortization	—	.09	.08

Adjusted income before extraordinary items	2.41	2.89	2.33
Extraordinary items, net of tax	(.04)	(.05)	—

Adjusted net income	$2.37	$2.84	$2.33

9.	Senior Unsecured Credit Facility

In June 2002, the Company repaid the outstanding balance of its $450 million senior secured credit facility. The senior secured credit facility provided for a $250,000 amortizing term loan and a $200,000 revolving loan. The interest rate at that time was the lender’s “base rate” plus a spread of ..25% or the Eurodollar base rate plus a spread of 2.75%, payable in arrears. In connection with the repayment, $1,525, net of tax, in unamortized debt issue costs related to the term portion of the senior secured credit facility was written off and recorded as an extraordinary item.

Simultaneously with the repayment of the senior secured credit facility in June 2002, the Company entered into a senior unsecured revolving credit agreement (the Credit Facility) which replaces the previously outstanding senior secured credit facility. The Credit Facility includes substantially the same banking institutions as the senior secured credit facility. The Credit Facility provides for a $350,000 revolving loan, which may increase to $425,000 if certain conditions are met. The loan matures June 30, 2005, subject to a one-year extension at the Company’s election, and allows for prepayments and additional borrowing to the maximum amount, provided an adequate borrowing base is maintained. The loan allows an allocation of the unused balance for issuance of a maximum of $75,000 of stand-by letters of credit of which $10,826 is outstanding at December 31, 2002. The initial interest rate is the lender’s prime rate or the LIBOR base rate plus a spread of 180 basis points, payable in arrears. The LIBOR base rate can be reduced by up to 30 basis points or increased by 20 basis points if the credit rating of the facility is revised. The agreement contains financial and operational covenants that under certain circumstances limit the Company’s ability to, among other items, incur additional debt, pay dividends, and make certain investments.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

10.	Senior Subordinated Notes

The Company issued $200,000 of 9 1/8% senior subordinated notes (the 9 1/8% Notes) on April 24, 2002 in a private placement. Subsequently the Company exchanged the unregistered 9 1/8% Notes for notes registered under the Securities Act of 1933, as amended. The 9 1/8% Notes mature May 1, 2012 and interest is payable semi-annually in arrears on each May 1 and November 1 commencing on November 1, 2002. The 9 1/8% Notes are subordinated to all existing and future senior debt. The 9 1/8% Notes indenture agreement contains certain financial and operational covenants that may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. Proceeds from the 9 1/8% Notes were used to repay $174,800 of the senior secured credit facility, $11,200 of other debt and for general corporate purposes.

The Company issued $250,000 of 10 5/8% senior subordinated notes (10 5/8% Notes) on February 20, 2001 in a private placement and on June 8, 2001, issued an additional $100,000 of 10 5/8% senior subordinated notes for $105,250, plus accrued interest. Subsequently the Company exchanged the unregistered 10 5/8% Notes for 10 5/8% Notes registered under the Securities Act of 1933, as amended. The 10 5/8% Notes mature on February 15, 2011 and interest is payable semi-annually in arrears on each February 15 and August 15, commencing August 15, 2001. The 10 5/8% Notes are subordinated to all existing and future senior debt. The 10 5/8% Notes indenture contains financial and operational covenants that under certain circumstances limit the Company’s and its subsidiaries’ ability to, among other items, incur additional debt, pay dividends, repurchase capital stock, and make certain investments.

11.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	December 31,
	2002	2001

Tower Residences/Nevis/One Watermark $133,380 construction loans	$53,315	$671
LaScala/Portofino/Milano/Mariner $121,230 construction loans	39,148	20,488
Belize/BelleMare $187,000 construction loans	100	—
Seasons/Palermo $85,600 construction loans	100	30,407
Sun City Center amenities $27,000 promissory note	—	26,109
Marco Shores $10,000 purchase money mortgage loan	10,000	—
FRG warehouse credit facility	27,961	—

	$130,624	$77,675

The tower construction loans represent amounts payable to commercial banks that are secured by first mortgages and interest is payable monthly in arrears at rates based on the bank’s prime, Eurodollar or LIBOR rate. The interest rates at December 31, 2002 range from approximately 3.44% to 3.69%. The Tower Residences/Nevis/One Watermark loans mature October 2003. The LaScala/Portofino/Milano/Mariner loans were originally secured by four other towers that were substantially sold out and completed through 2002. In April 2002, the loans were amended to increase the amount to $121,230, extend the maturity to April 2004 and are secured by the current four towers. The Belize/BelleMare loans were entered into in October 2002 to finance the two towers and mature October 2005. The Seasons/Palermo towers were completed in 2002 and the construction loans, except for $100, were repaid as of December 31, 2002. Although the Seasons/Palermo construction loans mature in March 2003, the Company intends to modify and extend the loan agreement to include additional towers currently under construction.

The Sun City Center amenities promissory note was repaid in 2002. Prepayment fees of $238, net of tax, and unamortized debt issue costs totaling $253, net of tax, were written off and recorded as an extraordinary item.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

In connection with the purchase of the real estate assets located in a community in Collier County, Florida, the Company entered into a promissory note payable to the seller for $10,000. The loan is collateralized by a first mortgage on the property. The note accrues interest at a rate of 7.5% per annum, requires annual payment of interest and matures February 2004.

In August 2001, FRG entered into a $10,000 warehouse credit facility (Warehouse Credit Facility) agreement with a commercial bank. In December 2001, FRG amended and restated the Warehouse Credit Facility to increase the maximum loan amount to $18,000. In December 2002, FRG amended and restated the Warehouse Credit Facility to increase the maximum loan amount to $30,000, which will reduce to $23,000 in April 2003. The Warehouse Credit Facility is payable on demand and accrues interest on outstanding advances at FRG’s election of LIBOR plus 2% or the overnight federal funds rate plus 2.15%. The Warehouse Credit Facility is collateralized by a blanket first priority lien on all FRG assets, requires the maintenance of an adequate collateral borrowing base and the maintenance of certain financial covenants.

12.	Debt Maturities

Aggregate maturities of the senior unsecured credit facility and mortgages and notes payable are as follows:

2003	$81,376
2004	49,148
2005	45,035
2006	—
2007	—

Total	$175,559

13.	Community Development District Obligations

In connection with the development of certain of the Company’s communities, community development or improvement districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district. If the owner of the parcel does not pay this obligation, a lien is placed on the property to secure the unpaid obligation. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The original amount of bond obligations issued by districts with respect to the parcels the Company owns in certain communities totaled $210,780 and $204,185 at December 31, 2002 and 2001, respectively. Bond obligations at December 31, 2002 mature from 2004 to 2034.

The districts raise the money to make the principal and interest payments on the bonds by imposing assessments and user fees on the properties benefited by the improvements from the bond offerings. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company owns that are benefited by the improvements. The Company may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. In addition, the Company guarantees district shortfalls under some of the bond debt service agreements when the revenues, fees and assessments which are designed to cover principal and interest and other operating costs of the bonds, are not paid.

In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, the Company records a liability, net of cash held by the districts available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and transfer of the property. The Company has accrued $29,684 and $36,286 as of December 31, 2002 and 2001, respectively, as its estimated amount of bond obligations that it may be required to pay

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

14.	Income Taxes

The provision for income taxes consists of the following:

	For the years ended December 31,
	2002	2001	2000

Current:
Federal	$54,180	$48,010	$30,487
State	9,008	7,834	6,260

	63,188	55,844	36,747

Deferred:
Federal	4,175	10,641	13,375
State	695	1,738	2,340

	4,870	12,379	15,715

Income tax expense	$68,058	$68,223	$52,462

Income taxes payable consists of the following:

	December 31,
	2002	2001

Current	$20,567	$25,038
Deferred	31,939	26,550

Income taxes payable	$52,506	$51,588

Deferred tax assets and liabilities consist of the following:

	December 31,
	2002	2001

Deferred tax liabilities:
Real estate inventories	$26,464	$28,106
Property and equipment	17,795	17,406
Other	2,607	812

Total deferred tax liabilities	46,866	46,324

Deferred tax assets:
Recognized built-in losses	8,658	12,097
Accruals	4,261	5,149
Other	2,008	2,528

Total deferred tax assets	14,927	19,774

Net deferred tax liability	$31,939	$26,550

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

A reconciliation of the statutory rate and the effective tax rate follows:

	December 31,

	2002	2001	2000

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.6	3.6	3.6
Other	0.3	1.0	0.4

Effective rate	38.9%	39.6%	39.0%

15.	Stock Option Plans

In 1998, the Company adopted a stock option plan was approved for key employees. The plan is administered by a committee of the Board of Directors (the Compensation Committee) who determines the employees eligible to participate and the number of shares for which options are to be granted. The maximum number of shares available to be granted as of December 31, 2002 were approximately 4,441,630 common shares which is based on 10% of the issued and outstanding shares of the Company’s common stock. Options vest on various schedules from grant date over periods of up to five years and are exercisable within ten years of the grant date, at which time the options expire.

In 1998, the Company adopted the 1998 WCI Communities, Inc. Non-Employee Director’s Stock Incentive Plan, pursuant to which non-qualified stock options to purchase up to approximately 215,110 shares of the common stock of the Company may be granted to non-employee directors of the Company or any of its subsidiaries. The Compensation Committee administers the plan, and will from time to time grant options under the plan in such form and having such terms, conditions and limitations as the Committee may determine in accordance with the Plan. Options vest from grant date over three years and are exercisable within 10 years from grant date at which time the options expire.

A summary of the changes in stock options during each of the three years ended December 31, is as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding beginning of year	2,456,553	$6.79	2,246,175	$6.01	1,776,525	$6.01
Granted	830,315	16.04	466,793	10.46	617,730	6.01
Exercised	(99,564)	6.01	(64,348)	6.01	(3,136)	6.01
Canceled	(172,338)	11.39	(192,067)	6.96	(144,944)	6.01

Outstanding options - end of year	3,014,966	$9.09	2,456,553	$6.79	2,246,175	$6.01

Options exercisable - end of year	1,609,582	$6.23	1,274,775	$6.01	946,639	$6.01

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

Options Outstanding			Options Exercisable

	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

1,869,008	6.4	$6.01	1,528,992	$6.01
393,799	8.0	10.46	80,590	10.46
752,159	9.0	16.04	—	16.04

3,014,966	7.2	$9.09	1,609,582	$6.23

The weighted average fair value of options granted during 2002, 2001 and 2000 was $2.99, $2.67 and $1.93 respectively, per share at date of grant. The fair values of options granted were estimated using the Black-Scholes option pricing model with the following assumptions; expected option life of six years, dividend yield of 0% and expected volatility of 0% for each year. In accordance with SFAS 123, because the Company was a non-public entity on the date options were granted in 2002, 0% volatility was assumed. The risk free interest rate assumptions range from 3.44% to 6.69% for 2002, 2001 and 2000.

16.	Transactions with Related Parties

Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those, which would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company’s independent members of the board of directors.

One shareholder provides financial and management consulting services to the Company under a management contract. Management fees totaled $660, $645 and $660 for the years ended December 31, 2002, 2001 and 2000, respectively.

In 1997, a triple-net lease agreement for an office building was entered into with a related party. The lease term expires in May 2007, and rent of $1,560, $1,180 and $1,370 was incurred for the years ended December 31, 2002, 2001 and 2000, respectively. Pursuant to four separate lease agreements, a related party leases commercial office space to the Company with lease expirations ranging from November 2005 to August 2007. Payments under the leases aggregated approximately $238 and $284 in 2002 and 2001, respectively.

The Company leases two airplanes from related parties under a shared usage agreement. Lease and usage payments totaled $960 and $523 for the years ended December 31, 2002 and 2001, respectively.

17.	Commitments and Contingencies

The Company leases building space for its management offices, sales offices and other equipment and facilities. Minimum future commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 2002 are as follows:

2003	$7,540
2004	6,283
2005	5,100
2006	2,748
2007	1,540
Thereafter	2,615

$25,826

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

Rental expense including base and operating cost reimbursements of $15,087, $13,524 and $10,155 was incurred for the years ended December 31, 2002, 2001 and 2000, respectively.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related project. If the obligations related to the project are ongoing, annual extensions are granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $152,663 at December 31, 2002, are typically outstanding over a period of approximately one to five years.

From time to time, the Company has been involved in various litigation matters involving ordinary and routine claims incidental to its business. The Company does not believe the resolution of these matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

18.	Supplemental Guarantor Information

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

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands)

Condensed Consolidating Balance Sheets

	December 31, 2002

				Consolidated
	WCI			WC I
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Assets
Cash and cash equivalents	$40,127	$9,662	$—	$49,789
Restricted cash	940	19,637	—	20,577
Contracts receivable	227,227	287,794	—	515,021
Mortgage notes and accounts receivable	15,048	71,540	(1,990)	84,598
Real estate inventories	558,403	419,121	—	977,524
Property and equipment	47,403	79,749	—	127,152
Investment in guarantor subsidiaries	323,527	—	(323,527)	—
Other assets	315,368	71,776	(257,913)	129,231

Total assets	$1,528,043	$959,279	$(583,430)	$1,903,892

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$214,423	$554,128	$(258,103)	$510,448
Senior unsecured credit facility	44,935	—	—	44,935
Senior subordinated notes	554,397	—	—	554,397
Mortgages and notes payable	50,800	81,624	(1,800)	130,624

	864,555	635,752	(259,903)	1,240,404

Commitments and contingencies Shareholders’ equity	663,488	323,527	(323,527)	663,488

Total liabilities and shareholders’ equity	$1,528,043	$959,279	$(583,430)	$1,903,892

	December 31, 2001

				Consolidated
	WCI			WC I
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Assets
Cash and cash equivalents	$45,382	$12,611	$—	$57,993
Restricted cash	1,749	17,366	—	19,115
Contracts receivable	230,412	169,304	—	399,716
Mortgage notes and accounts receivable	11,411	47,363	—	58,774
Real estate inventories	446,672	362,158	—	808,830
Property and equipment	37,268	62,458	—	99,726
Investment in guarantor subsidiaries	231,884	—	(231,884)	—
Other assets	293,209	69,020	(246,926)	115,303

Total assets	$1,297,987	$740,280	$(478,810)	$1,559,457

Liabilities and Shareholders’ Equity
Accounts payable and other liabilitiess	$262,312	$442,415	$(246,926)	$457,801
Senior secured credit facility	250,000	—	—	250,000
Senior subordinated notes	354,936	—	—	354,936
Mortgages and notes payable	11,694	65,981	—	77,675

	878,942	508,396	(246,926)	1,140,412

Commitments and contingencies Shareholders’ equity	419,045	231,884	(231,884)	419,045

Total liabilities and shareholders’ equity	$1,297,987	$740,280	$(478,810)	$1,559,457

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands)

Condensed Consolidating Statements Of Operations

	For the year ended December 31, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$635,202	$582,511	$(189)	$1,217,524
Total cost of sales	450,175	402,915	—	853,090

Contribution margin	185,027	179,596	(189)	364,434
Total other expenses	158,633	31,100	(189)	189,544

Income before income taxes, equity in income of guarantor subsidiaries and extraordinary items	26,394	148,496	—	174,890
Income tax expense	(10,400)	(57,658)	—	(68,058)
Equity in income of guarantor subsidiaries, net of tax	90,347	—	(90,347)	—

Income before extraordinary items	106,341	90,838	(90,347)	106,832
Extraordinary items, net of tax Net loss on early repayment of debt	(1,525)	(491)	—	(2,016)

Net income	$104,816	$90,347	$(90,347)	$104,816

	For the year ended December 31, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$710,669	$418,171	$(18,557)	$1,110,283
Total cost of sales	472,683	292,965	—	765,648

Contribution margin	237,986	125,206	(18,557)	344,635
Total other expenses	164,331	26,445	(18,557)	172,219

Income before income taxes, equity in income of guarantor subsidiaries and extraordinary items	73,655	98,761	—	172,416
Income tax expense	(28,162)	(40,061)	—	(68,223)
Equity in income of guarantor subsidiaries, net of tax	56,742	—	(56,742)	—

Income before extraordinary items	102,235	58,700	(56,742)	104,193
Extraordinary items, net of tax Net loss on early repayment of debt	—	(1,958)	—	(1,958)

Net income	$102,235	$56,742	$(56,742)	$102,235

	For the year ended December 31, 2000

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$583,448	$304,120	$(5,416)	$882,152
Total cost of sales	382,781	224,153	—	606,934

Contribution margin	200,667	79,967	(5,416)	275,218
Total other expenses	118,563	27,668	(5,416)	140,815

Income before income taxes and equity in income of guarantor subsidiaries	82,104	52,299	—	134,403
Income tax expense	(31,833)	(20,629)	—	(52,462)
Equity in income of guarantor subsidiaries, net of tax	31,670	—	(31,670)	—

Net income	$81,941	$31,670	$(31,670)	$81,941

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2002

				Consolidated
	WCI			WC I
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:
Net income	$104,816	$90,347	$(90,347)	$104,816
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net loss on early repayment of debt	1,525	491	—	2,016
Deferred income taxes	966	(7)	3,911	4,870
Depreciation and amortization	5,794	6,049	—	11,843
Losses (earnings) from investments in joint ventures, net	967	(557)	—	410
Equity in earnings of guarantor subsidiaries	(90,347)	—	90,347	—
(Contributions from parent subsidiaries) distributions from guarantor, net	(1,296)	1,296	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(1,723)	(131,780)	1,990	(131,513)
Real estate inventories	(94,263)	(58,541)	—	(152,804)
Other assets	(20,341)	4,290	10,494	(5,557)
Accounts payable and other liabilities	(41,352)	112,896	(14,595)	56,949

Net cash (used in) provided by operating activities	(135,254)	24,484	1,800	(108,970)

Cash flows from investing activities:
Proceeds from repayments of mortgages and notes receivable, net	1,271	(10,887)	—	(9,616)
Additions to property and equipment, net	(20,749)	(21,403)	—	(42,152)
Contributions to investments in joint ventures, net	(200)	(9,782)	—	(9,982)

Net cash used in investing activities	(19,678)	(42,072)	—	(61,750)

Cash flows from financing activities:
Net repayments on senior secured credit facility	(250,000)	—	—	(250,000)
Net borrowings on senior unsecured credit facility	44,935	—	—	44,935
Net borrowings on mortgages and notes payable	29,106	15,523	(1,800)	42,829
Proceeds from issuance on senior subordinated notes	200,000	—	—	200,000
Net proceeds from issuance of common stock and exercise of stock options	138,799	—	—	138,799
Other	(13,163)	(884)	—	(14,047)

Net cash provided by financing activities	149,677	14,639	(1,800)	162,516

Net decrease in cash and cash equivalents	(5,255)	(2,949)	—	(8,204)
Cash and cash equivalents at beginning of year	45,382	12,611	—	57,993

Cash and cash equivalents at end of year	$40,127	$9,662	$—	$49,789

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2001

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:
Net income	$102,235	$56,742	$(56,742)	$102,235
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net loss on early repayment of debt	—	1,958	—	1,958
Deferred income taxes	5,957	10,777	(4,355)	12,379
Depreciation and amortization	7,977	4,836	—	12,813
Gain on disposal of property and equipment	(4,981)	—	—	(4,981)
Losses (earnings) from investments in joint ventures, net	452	(2,363)	—	(1,911)
Equity in earnings of guarantor subsidiaries	(56,742)	—	56,742	—
Distributions from guarantor subsidiaries (contributions from parent), net	17,762	(17,762)	—	—
Repayment of investments in parent entities	—	44,572	(44,572)	—
Changes in assets and liabilities:
Contracts and accounts receivable	(75,349)	(128,627)	(892)	(204,868)
Real estate inventories	(23,104)	(100,776)	—	(123,880)
Other assets	(145,171)	(9,162)	145,566	(8,767)
Accounts payable and other liabilities	14,667	211,904	(139,520)	87,051

Net cash (used in) provided by operating activities	(156,297)	72,099	(43,773)	(127,971)

Cash flows from investing activities:
Proceeds from repayments of mortgages and notes receivable, net	7,183	1,259	—	8,442
Additions to property and equipment, net	(9,657)	(14,672)	—	(24,329)
Distributions from (contributions to) investments in joint ventures, net	1,564	(1,716)	—	(152)

Net cash used in investing activities	(910)	(15,129)	—	(16,039)

Cash flows from financing activities:
Net repayments on senior secured credit facility	(39,000)	—	—	(39,000)
Net repayments on mortgages and notes payable	(41,440)	(68,798)	—	(110,238)
Proceeds from issuance on senior subordinated notes	355,250	—	—	355,250
Pincipal repayments on subordinated notes	(100,783)	—	43,773	(57,010)
Other	(20,581)	17,845	—	(2,736)

Net cash provided by (used in) financing activities	153,446	(50,953)	43,773	146,266

Net (decrease) increase in cash and cash equivalents	(3,761)	6,017	—	2,256
Cash and cash equivalents at beginning of year	49,143	6,594	—	55,737

Cash and cash equivalents at end of year	$45,382	$12,611	$—	$57,993

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2000

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:
Net income	$81,941	$31,670	$(31,670)	$81,941
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	5,305	—	10,410	15,715
Depreciation and amortization	7,114	5,170	—	12,284
Gain on disposal of property and equipment	(4,507)	—	—	(4,507)
(Earnings) losses from investments in joint ventures, net	(2,682)	1,362	—	(1,320)
Equity in earnings of guarantor subsidiaries	(31,670)	—	31,670	—
Distributions from guarantor subsidiaries (contributions from parent), net	14,364	(14,364)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(130,642)	9,702	(174)	(121,114)
Real estate inventories	(24,756)	(16,728)	—	(41,484)
Other assets	(38,366)	743	28,684	(8,939)
Accounts payable and other liabilities	82,486	63,284	(40,475)	105,295

Net cash (used in) provided by operating activities	(41,413)	80,839	(1,555)	37,871

Cash flows from investing activities:
Proceeds from repayment of mortgages and notes receivable, net	953	809	—	1,762
Disposals of (additions to) property and equipment	8,591	(20,680)	—	(12,089)
Proceeds from sale of property and equipment	14,175	—	—	14,175
Payment for purchase of assets of real estate brokerages	—	(4,064)	—	(4,064)
Contributions to investments in joint ventures, net	(23)	(9,055)	—	(9,078)

Net cash provided by (used in) investing activities	23,696	(32,990)	—	(9,294)

Cash flows from financing activities:
Net borrowings on senior secured credit facility	2,370	—	—	2,370
Net borrowings (repayments) on mortgages and notes payable	43,863	(39,700)	1,555	5,718
Other	(9,563)	(4,857)	—	(14,420)

Net cash provided by (used in) financing activities	36,670	(44,557)	1,555	(6,332)

Net increase in cash and cash equivalents	18,953	3,292	—	22,245
Cash and cash equivalents at beginning of year	30,190	3,302	—	33,492

Cash and cash equivalents at end of year	$49,143	$6,594	$—	$55,737

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
(In thousands, except share data)

19.	Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2002 and 2001 is presented below:

	2002

	First	Second	Third	Fourth

Revenue	$231,443	$297,753	$236,309	$452,019
Contribution margin	78,102	96,136	61,198	128,998
Income from operations before income taxes and extraordinary items	30,935	54,198	16,966	72,791
Income before extraodinary items	18,860	33,116	10,289	44,567
Net income	18,860	31,100	10,289	44,567
Earnings per share:
Basic:
Income before extraordinary items	.49	.75	.23	1.00
Net income	.49	.70	.23	1.00
Diluted:
Income before extraordinary items	.48	.72	.22	.99
Net income	.48	.67	.22	.99
Weighted average number of shares:
Basic	38,145,048	44,316,715	44,316,715	44,355,962
Diluted	39,608,221	46,288,577	45,884,666	45,125,910

	2001

	First	Second	Third	Fourth

Revenue	$196,959	$234,820	$271,767	$406,737
Contribution margin	58,691	71,722	86,835	127,387
Income from operations before income taxes and extraordinary items	18,257	31,243	43,569	79,347
Income before extraodinary items	10,934	18,714	26,386	48,159
Net income	9,064	18,626	26,386	48,159
Earnings per share:
Basic:
Income before extraordinary items	.30	.51	.73	1.32
Net income	.25	.51	.73	1.32
Diluted:
Income before extraordinary items	.30	.50	.71	1.29
Net income	.25	.50	.71	1.29
Weighted average number of shares:
Basic	36,381,715	36,381,715	36,381,715	36,381,715
Diluted	37,324,518	37,262,486	37,244,733	37,244,733

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Items 401 and 405 of Regulation S-K is set forth in the Company’s 2003 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after December 31, 2002 (the “2003 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2003 Proxy Statement, is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is set forth in the 2003 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2003 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is set forth in the 2003 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2003 Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is set forth in the 2003 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2003 Proxy Statement is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

The Company’s Board of Directors and management are cognizant of the importance of disclosure controls and internal controls and the necessity to file timely, complete and accurate reports as required under the Securities Exchange Act of 1934, as amended (the “Act”). In contemplation of the additional disclosure requirements imposed by the SEC and as required under the Sarbanes – Oxley Act of 2002, the Company undertook a review of its disclosure controls and procedures. In addition, management has established a disclosure committee with responsibility for considering the materiality of information and determining disclosure obligations on a timely basis.

Our Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Act). Based on this review, which was completed within 90 days of the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

	1.	Financial Statements: See Item 8 above.

2.	Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulations of the SEC (the “Commission”) are not required under the related instructions or are not applicable, and therefore have been omitted.

	3.	Exhibits:

Exhibit
number	Exhibit description

3.1	Form of Restated Certificate of Incorporation of WCI Communities, Inc. (4)
3.2	Form of Second Amended and Restated By-laws of WCI Communities, Inc. (4)
4.1	Form of Specimen Certificate for Common Stock of WCI Communities, Inc. (2)
4.2	Form of Registration Rights Agreement, by and among WCI Communities, Inc., and certain stockholders of WCI Communities, Inc. (2)
10.1	Primary Tax Allocation Agreement, dated January 1, 2001, among Watermark Communities, Inc., WCI Communities, Inc., Bay Colony-Gateway, Inc. and certain other subsidiaries of WCI Communities, Inc. and Bay Colony-Gateway Inc. (1)
10.3	Employment agreement, dated as of July 24, 1995, between WCI Communities Limited Partnership and Don E. Ackerman (1)
10.4	Amended and restated employment agreement, dated as of January 1, 1999, between Watermark Communities, Inc. and Alfred Hoffman, Jr. (1)
10.5	Non-Employee Directors’ Stock Incentive Plan (1)
10.6	1998 Stock Purchase and Option Plan for Key Employees (1)
10.7 10.8	First Amendment to the 1998 Stock Purchase and Option Plan for Key Employees (2) Management Incentive Compensation Plan (2)
10.9	Indenture, dated as of February 20, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $250,000,000 in aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2011 (1)
10.10	Supplemental Indenture, dated June 8, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York (1)
10.11	Master Revolving Note between Financial Resources Group, Inc. and Comerica Bank, dated as of August 31, 2001 (3)
10.12	Indenture, dated as of April 24, 2002, by an among WCI Communities, Inc., certain of its subsidiaries and The Bank f New York, relating to $200,000,000 in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 (4)
10.13	Senior Unsecured Revolving Credit Agreement dated as of June 28, 2002, among WCI Communities, Inc. and Fleet National Bank, as lender and agent (5)
10.14	Form of Severance Agreement for Mr. Starkey and Mr. Dietz (5)
10.15	Form of Severance Agreement for certain other of our senior vice presidents(5)
12.1	Ratio of Earnings to Fixed Charges (*)
21.1	Subsidiaries of WCI Communities, Inc. (*)
23.2	Consent of PricewaterhouseCoopers LLP (*)
99.1	Certification by Alfred Hoffman, Jr., Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.2	Certification by James P. Dietz, Chief Financial Officer, Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

*	Filed herewith.
(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-58500).
(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).
(3)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended September 30, 2001 (Commission file No. 1-9186).
(4)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc.
(5)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q or the quarterly period ended June 30, 2002 (Commission File No. 1-9186).
(b)	Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI Communities, Inc. Registrant

Date: March 4, 2003	BY:	/s/ James P. Dietz

Name: James P. Dietz
Title: Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange, Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED HOFFMAN, JR.	Chief Executive Officer and Director	March 4, 2003

Alfred Hoffman, Jr.

/s/ DON E. ACKERMAN	Chairman of the Board of Directors and Executive Vice President	March 4, 2003

Don E. Ackerman

/s/ JERRY L. STARKEY	President, Chief Operating Officer and Director	March 4, 2003

Jerry L. Starkey

/s/ JAMES P. DIETZ	Senior Vice President and Chief Financial Officer	March 4, 2003

James P. Dietz

/s/ SCOTT PERRY	Chief Accounting Officer	March 4, 2003

Scott Perry

/s/ F. PHILIP HANDY	Director	March 4, 2003

F. Philip Handy

/s/ LAWRENCE L. LANDRY	Director	March 4, 2003

Lawrence L. Landry

/s/ HILLIARD M. EURE, III	Director	March 4, 2003

Hilliard M. Eure, III

/s/ JAY SUGARMAN	Director	March 4, 2003

Jay Sugarman

/s/ STEWART TURLEY	Director	March 4, 2003

Stewart Turley

CERTIFICATIONS

     I, Alfred Hoffman, Jr., certify that:

     1.     I have reviewed this annual report on Form 10-K of WCI Communities, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WCI COMMUNITIES, INC.

Date: March 4, 2003	/s/ ALFRED HOFFMAN, JR. Alfred Hoffman, Jr. Chief Executive Officer and Director

CERTIFICATIONS

I, James P. Dietz, certify that:

      1.     I have reviewed this annual report on Form 10-K of WCI Communities, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

      (c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WCI COMMUNITIES, INC.

Date: March 4, 2003	/s/ JAMES P. DIETZ James P. Dietz Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)