Form 10-Q
period 2003-03-31
WCI COMMUNITIES INC
filed 2003-05-01
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Yes [X]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

     Yes [X]  No  [   ]

The number of shares outstanding of the issuer’s common stock, as of April 28, 2003 was 44,444,485.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended March 31, 2003

INDEX

Part I. Financial Information

		Page No.
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets March 31, 2003 (Unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Income (Unaudited) For the Three Months Ended March 31, 2003 and 2002	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) For the Three Months Ended March 31, 2003 and 2002	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2003 and 2002	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
Part II	Other Information
Item 1.	Legal Proceedings	24
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURE
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$23,853	$49,789
Restricted cash	22,161	20,577
Contracts receivable	569,421	515,021
Mortgage notes and accounts receivable	60,595	84,598
Real estate inventories	1,050,773	977,524
Property and equipment	139,627	127,152
Other assets	87,817	92,779
Goodwill	28,401	28,388
Other intangible assets	7,948	8,064

Total assets	$1,990,596	$1,903,892

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$246,891	$297,224
Customer deposits	218,241	183,540
Community development district obligations	49,764	29,684
Senior unsecured credit facility	92,750	44,935
Mortgages and notes payable	152,742	130,624
Senior subordinated notes	554,263	554,397

	1,314,651	1,240,404

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 44,576 and 44,548 shares issued, respectively	445	445
Additional paid-in capital	278,128	277,912
Retained earnings	399,392	387,555
Treasury stock, at cost, 132 shares, respectively	(795)	(795)
Accumulated other comprehensive loss	(1,225)	(1,629)

Total shareholders’ equity	675,945	663,488

Total liabilities and shareholders’ equity	$1,990,596	$1,903,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	For the three months ended
	March 31,

	2003	2002

Revenues
Homebuilding	$187,588	$188,121
Amenity membership and operations	15,961	20,096
Real estate services, land sales and other	35,107	23,226

Total revenues	238,656	231,443

Cost of Sales
Homebuilding	129,033	121,748
Amenity membership and operations	13,540	14,811
Real estate services, land sales and other	23,731	16,782

Total costs of sales	166,304	153,341

Contribution margin	72,352	78,102

Other Expenses
Selling, general, administrative and other	34,699	31,880
Interest expense, net	12,881	10,861
Real estate taxes, net	2,881	2,396
Depreciation	2,431	1,913
Amortization of intangible assets	116	117

Total other expenses	53,008	47,167

Income before income taxes	19,344	30,935
Income tax expense	(7,507)	(12,075)

Net income	$11,837	$18,860

Earnings per share:
Basic	$.27	$.49
Diluted	$.26	$.48
Weighted average number of shares
Basic	44,433	38,145
Diluted	45,111	39,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2002	44,416	$445	$277,912	$387,555	$(1,629)	$(795)	$663,488
Exercise of stock options	28	—	169	—	—	—	169
Stock-based compensation	—	—	47	—	—	—	47
Comprehensive income:
Net income	—	—	—	11,837	—	—	11,837
Change in fair value of derivatives, net of tax	—	—	—	—	404	—	404

Total comprehensive income							12,241

Balance at March 31, 2003	44,444	$445	$278,128	$399,392	$(1,225)	$(795)	$675,945

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2001	36,382	$365	$139,193	$282,739	$(2,457)	$(795)	$419,045
Issuance of common stock, net	7,935	79	138,452	—	—	—	138,531
Comprehensive income:
Net income	—	—	—	18,860	—	—	18,860
Change in fair value of derivatives, net of tax	—	—	—	—	705	—	705

Total comprehensive income							19,565

Balance at March 31, 2002	44,317	$444	$277,645	$301,599	$(1,752)	$(795)	$577,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the three months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$11,837	$18,860
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	4,547	(776)
Depreciation and amortization	3,124	2,903
Earnings from investments in joint ventures	(1,544)	(1,693)
Stock-based compensation	47	—
Changes in assets and liabilities:
Restricted cash	(1,584)	749
Contracts receivable	(54,400)	(77,865)
Accounts receivable	25,842	4,348
Real estate inventories	(72,929)	(78,208)
Other assets	6,996	(408)
Accounts payable and other liabilities	(54,476)	(24,442)
Customer deposits	34,701	24,413

Net cash used in operating activities	(97,839)	(132,119)

Cash flows from investing activities:
Additions to mortgage notes receivable	(4,204)	(41)
Proceeds from repayment of mortgage notes receivable	2,365	1,594
Additions to property and equipment, net	(15,048)	(7,711)
Contributions to investments in joint ventures, net	(1,392)	(126)

Net cash used in investing activities	(18,279)	(6,284)

Cash flows from financing activities:
Repayments on senior secured credit facility term loan	—	(5,000)
Net borrowings on senior unsecured credit facility	47,815	—
Proceeds from borrowings on mortgages and notes payable	54,453	30,673
Repayment of mortgages and notes payable	(32,335)	(51,276)
Debt issue costs	—	(207)
Net advances (payments) on community development district obligations	20,080	(1,288)
Net proceeds from issuance of common stock	—	138,531
Proceeds from exercise of stock options	169	—

Net cash provided by financing activities	90,182	111,433

Net decrease in cash and cash equivalents	(25,936)	(26,970)
Cash and cash equivalents at beginning of year	49,789	57,993

Cash and cash equivalents at end of period	$23,853	$31,023

Non-cash financing activity:
Notes payable in connection with land acquisition	$—	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
(In thousands, except per share data)

1.	Basis of Presentation

The Company’s condensed consolidated financial statements and notes as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2002 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of income for the three months ended March 31, 2003 is not necessarily indicative of the results to be expected for the full year.

2.	New Accounting Pronouncement

In January 2003, Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51. The Interpretation addresses consolidation by business enterprises of variable interest entities. This interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. This interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. If applicable, it applies to the Company’s interim period beginning July 1, 2003 for variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. Management does not expect the adoption of Interpretation 46 to have a material effect on the Company’s financial position or results of operations.

3.	Segment Information

The Company operates in four principal business segments: Mid- and High-rise Homebuilding; Single- and Multi-family Homebuilding, which includes sales of lots; Amenity Membership and Operations; and Real Estate Services, which includes real estate brokerage, mortgage banking, title and property management operations. Land sales and other has been disclosed for purposes of additional analysis. Asset information by business segment is not presented, since the Company does not prepare such information.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
(In thousands, except per share data)

Three months ended March 31, 2003

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$120,505	$66,867	$216	$15,961	$25,120	$9,282	$237,951
Interest income	—	—	—	—	—	705	705
Contribution margin	38,808	19,797	(50)	2,421	3,536	7,840	72,352

Three months ended March 31, 2002

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$114,016	$70,790	$3,315	$20,096	$18,793	$3,748	$230,758
Interest income	—	—	—	—	—	685	685
Contribution margin	45,280	19,158	1,935	5,285	2,176	4,268	78,102

A reconciliation of total segment contribution margin to consolidated income before income taxes for the three months ended March 31, 2003 and 2002 is as follows:

	For the three months ended
	March 31,

	2003	2002

Segment contribution margin	$72,352	$78,102
Corporate overhead and costs	(37,580)	(34,276)
Interest expense, net	(12,881)	(10,861)
Depreciation and amortization	(2,547)	(2,030)

Income before income taxes	$19,344	$30,935

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
(In thousands, except per share data)

4.	Real Estate Inventories

Real estate inventories are summarized as follows:

	March 31,	December 31
	2003	2002

Land and land improvements	$459,195	$467,120
Investments in amenities	51,655	42,968
Work in progress:
Towers	170,844	155,315
Homes	206,916	179,203
Completed inventories:
Towers	90,132	86,217
Homes	72,031	46,701

	$1,050,773	$977,524

5.	Capitalized Interest

The following table is a summary of capitalized and amortized interest:

	For the
	three months ended
	March 31,

	2003	2002

Total interest incurred	$16,885	$15,067
Debt issue cost amortization	711	1,008
Interest amortized	3,927	3,329
Interest capitalized	(8,642)	(8,543)

Interest expense, net	$12,881	$10,861

6.	Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options and grants. For the three months ended March 31, 2003 and 2002, 1,129 and 0 stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
(In thousands, except per share data)

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended
	March 31,

	2003	2002

Basic weighted average shares	44,433	38,145
Dilutive stock options and grants	678	1,463

Diluted weighted average shares	45,111	39,608

7.	Stock-Based Compensation

The Company has elected to use APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation costs are recorded upon issuance or exercise of stock options. Had the Company elected to recognize compensation expense under the fair value method under SFAS 123 “Accounting for Stock Based Compensation,” pro forma net income would be as follows:

	For the three months ended March 31,

	2003	2002

Net income:
As reported	$11,837	$18,860
Less: Total stock-based compensation expense, net of tax	(305)	(220)

Pro forma	$11,532	$18,640

Earnings per share:
As reported
Basic	$.27	$.49
Diluted	$.26	$.48
Pro forma
Basic	$.26	$.49
Diluted	$.26	$.47

These pro forma amounts may not be representative of the effect on pro forma net income in future years, since the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

8.	Debt

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
(In thousands, except per share data)

In March 2003, the Company amended one of its tower construction loans to increase the amount available for borrowing to $101,610 and extended the maturity date to March 2005. The loan is collateralized by first mortgages on the tower properties and interest is payable monthly in arrears based on LIBOR plus a spread of 185 to 200 basis points or the prime rate.

9.	Supplemental Guarantor Information

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

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
(In thousands)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets
Cash and cash equivalents	$19,299	$4,554	$—	$23,853
Restricted cash	372	21,789	—	22,161
Contracts receivable	283,167	286,254	—	569,421
Mortgage notes and accounts receivable	7,431	53,369	(205)	60,595
Real estate inventories	706,628	344,145	—	1,050,773
Property and equipment	53,765	85,862	—	139,627
Investment in guarantor subsidiaries	340,740	—	(340,740)	—
Other assets	233,801	70,920	(180,555)	124,166

Total assets	$1,645,203	$866,893	$(521,500)	$1,990,596

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$239,398	$456,258	$(180,760)	$514,896
Senior unsecured credit facility	92,750	—	—	92,750
Senior subordinated notes	554,263	—	—	554,263
Mortgages and notes payable	82,847	69,895	—	152,742

	969,258	526,153	(180,760)	1,314,651
Shareholders’ equity	675,945	340,740	(340,740)	675,945

Total liabilities and shareholders’ equity	$1,645,203	$866,893	$(521,500)	$1,990,596

	December 31, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets
Cash and cash equivalents	$40,127	$9,662	$—	$49,789
Restricted cash	940	19,637	—	20,577
Contracts receivable	227,227	287,794	—	515,021
Mortgage notes and accounts receivable	15,048	71,540	(1,990)	84,598
Real estate inventories	558,403	419,121	—	977,524
Property and equipment	47,403	79,749	—	127,152
Investment in guarantor subsidiaries	323,527	—	(323,527)	—
Other assets	315,368	71,776	(257,913)	129,231

Total assets	$1,528,043	$959,279	$(583,430)	$1,903,892

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$214,423	$554,128	$(258,103)	$510,448
Senior unsecured credit facility	44,935	—	—	44,935
Senior subordinated notes	554,397	—	—	554,397
Mortgages and notes payable	50,800	81,624	(1,800)	130,624

	864,555	635,752	(259,903)	1,240,404

Shareholders’ equity	663,488	323,527	(323,527)	663,488

Total liabilities and shareholders’ equity	$1,528,043	$959,279	$(583,430)	$1,903,892

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$101,188	$137,488	$(20)	$238,656
Total cost of sales	72,103	94,201	—	166,304

Contribution margin	29,085	43,287	(20)	72,352
Total other expenses	42,713	10,315	(20)	53,008

(Loss) income before income taxes and equity in income of guarantor subsidiaries	(13,628)	32,972	—	19,344
Income tax benefit (expense)	5,279	(12,786)	—	(7,507)
Equity in income of guarantor subsidiaries, net of tax	20,186	—	(20,186)	—

Net income	$11,837	$20,186	$(20,186)	$11,837

	For the three months ended March 31, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$138,629	$92,814	$—	$231,443
Total cost of sales	87,115	66,226	—	153,341

Contribution margin	51,514	26,588	—	78,102
Total other expenses	41,116	6,051	—	47,167

Income before income taxes and equity in income of guarantor subsidiaries	10,398	20,537	—	30,935
Income tax expense	(4,346)	(7,729)	—	(12,075)
Equity in income of guarantor subsidiaries, net of tax	12,808	—	(12,808)	—

Net income	$18,860	$12,808	$(12,808)	$18,860

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:
Net income	$11,837	$20,186	$(20,186)	$11,837
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	2,019	(7)	2,535	4,547
Depreciation and amortization	1,702	1,422	—	3,124
Other	47	—	—	47
Earnings from investments in joint ventures	(10)	(1,534)	—	(1,544)
Equity in earnings of guarantor subsidiaries	(20,186)	—	20,186	—
Distributions from parent (contributions to guarantor subsidiaries), net	2,973	(2,973)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(48,908)	22,135	(1,785)	(28,558)
Real estate inventories	(147,905)	74,976	—	(72,929)
Other assets	79,339	3,431	(77,358)	5,412
Accounts payable and other liabilities	22,192	(116,775)	74,808	(19,775)

Net cash (used in) provided by operating activities	(96,900)	861	(1,800)	(97,839)

Cash flows from investing activities:
Proceeds from mortgages and notes receivable, net	585	(2,424)	—	(1,839)
Additions to property and equipment, net	(7,629)	(7,419)	—	(15,048)
Distributions from (contributions to) investments in joint ventures, net	1,917	(3,309)	—	(1,392)

Net cash used in investing activities	(5,127)	(13,152)	—	(18,279)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	47,815	—	—	47,815
Net borrowings (repayments) on mortgages and notes payable	32,047	(11,729)	1,800	22,118
Other	1,337	18,912	—	20,249

Net cash provided by financing activities	81,199	7,183	1,800	90,182

Net decrease in cash and cash equivalents	(20,828)	(5,108)	—	(25,936)
Cash and cash equivalents at beginning of year	40,127	9,662	—	49,789

Cash and cash equivalents at end of period	$19,299	$4,554	$—	$23,853

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:
Net income	$18,860	$12,808	$(12,808)	$18,860
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(3,067)	—	2,291	(776)
Depreciation and amortization	1,776	1,127	—	2,903
Earnings from investments in joint ventures	(47)	(1,646)	—	(1,693)
Equity in earnings of guarantor subsidiaries	(12,808)	—	12,808	—
(Contributions to guarantor subsidiaries) distributions from parent, net	(2,177)	2,177	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(83,059)	(5,558)	15,100	(73,517)
Real estate inventories	(50,696)	(27,512)	—	(78,208)
Other assets	(16,125)	110	16,356	341
Accounts payable and other liabilities	2,559	16,059	(18,647)	(29)

Net cash used in operating activities	(144,784)	(2,435)	15,100	(132,119)

Cash flows from investing activities:
Proceeds from repayment of mortgages and notes receivable, net	953	600	—	1,553
Additions to property and equipment, net	(3,121)	(4,590)	—	(7,711)
Contributions to investment in joint ventures, net	(101)	(25)	—	(126)

Net cash used in investing activities	(2,269)	(4,015)	—	(6,284)

Cash flows from financing activities:
Net borrowings on senior secured credit facilities	(5,000)	—	—	(5,000)
Net repayments on mortgages and notes payable	(4,594)	(909)	(15,100)	(20,603)
Net proceeds from issuance of common stock	138,531	—	—	138,531
Other	(642)	(853)	—	(1,495)

Net cash provided by (used in) financing activities	128,295	(1,762)	(15,100)	111,433

Net decrease in cash and cash equivalents	(18,758)	(8,212)	—	(26,970)
Cash and cash equivalents at beginning of year	45,382	12,611	—	57,993

Cash and cash equivalents at end of period	$26,624	$4,399	$—	$31,023

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Overview

	For the three months ended
(Dollars in thousands)	March 31,

	2003	2002

Total revenues	$238,656	$231,443
Total contribution margin	$72,352	$78,102
Net income	$11,837	$18,860

During the first three months of 2003, we achieved a 3.1% increase in revenues driven primarily by a larger number and greater value of sold tower units under construction, an increase in the volume of transactions in the real estate services division and increased land sales. Total contribution margin declined primarily due to an anticipated change in the mix of tower units sold toward a greater proportion of lower-priced, lower-margin tower units and the sell-out of high-margin marina slips in one of our communities offset by an increase in margins from single- and multi-family homebuilding, real estate services and land sales. Net income declined primarily as a result of the decrease in total contribution margin and the increase in selling, general, administrative and other expenses.

Homebuilding

Single- and multi-family

	For the three months ended
(Dollars in thousands)	March 31,

	2003	2002

Revenues	$66,867	$70,790
Contribution margin	$19,797	$19,158
Contribution margin percentage	29.6%	27.1%
Homes closed (units)	193	225
Average selling price per home closed	$346	$315
Lot revenues	$216	$3,315
Net new orders for homes (units)	396	497
Contract values of new orders	$180,201	$156,182
Average selling price per new order	$455	$314

	As of March 31,

	2003	2002

Backlog (units)	1,072	888
Backlog contract values	$453,544	$351,276
Average sales price of units in backlog	$423	$396
Active selling communities	15	14

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues decreased 5.5% primarily due to the decrease in the number of homes delivered during the period partially offset by a 9.8% increase in the average selling price of these homes. The decrease in deliveries is the result of the near close-out of three communities and the close-out of one community offset by the increased deliveries in a new community located in the Palm Beach region. The average selling price per home closed in the respective periods increased as a result of closing a larger proportion of homes in our higher-priced communities. Lot revenues decreased 93.5% primarily due to the close-out of one community located in our Palm Beach region. For the remainder of 2003, we expect one new community will begin sales activities, four new communities will begin delivering homes and three communities are expected to close-out.

Contribution margin percentage increased 250 basis points due primarily to a favorable change in the mix of homes delivered, resulting in a higher average price, higher margins on options and upgrades, and ongoing initiatives to reduce development and construction costs, and reduced construction overhead expense. Our ability to raise home prices in the future may be adversely impacted by the current economic and stock market conditions and softening in the demand for certain new home offerings.

Contract values of new orders increased 15.4% primarily due to the addition of four new communities and increased sales at some existing communities, offset by the sell out and/or reduced available inventory in three communities. The average sales price per new order increased 44.9% primarily due to sales in three newly introduced higher priced communities and demand for higher priced homes at certain same store communities. The 29.1% increase in backlog contract values reflects a 184 unit increase and a 6.8% increase in the average sales price of homes under contract to $423,000 in 2003 compared to $396,000 in 2002.

Mid- and high-rise homebuilding

	For the three months ended
(Dollars in thousands)	March 31,

	2003	2002

Revenues	$120,505	$114,016
Contribution margin	$38,808	$45,280
Contribution margin percentage	32.2%	39.7%
Net new orders (units)	53	92
Contract values of new orders	$59,334	$93,993
Average selling price per new order	$1,120	$1,022

	As of March 31,

	2003	2002

Cumulative contracts (units)	749	686
Cumulative contract values	$888,397	$930,484
Less: Cumulative revenues recognized	(571,407)	(477,663)

Backlog contract values	$316,990	$452,821

Average sales price of units in backlog	$1,186	$1,356
Towers under construction recognizing revenue	15	14

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues increased 5.7% due primarily to an increase in the number of towers under construction that qualified for recognition of revenue during the respective periods. We met the requirements for percentage of completion revenue recognition in 15 towers for 2003, compared to 14 towers in 2002.

Contribution margin percentage decreased to 32.2% from 39.7%. In addition to the net $847,000 increase to our reserve for contract defaults, the decline in the contribution margin percentage is primarily due to an anticipated change in the mix of units sold and in backlog toward lower-priced, lower-margin units and the use of selective incentives to increase sales.

The decrease in contract values of new orders relates to market conditions that has slowed absorption of higher priced units. We believe the slowed absorption reflects our customers’ concerns with the national economy, prolonged stock market uncertainty and war in Iraq.

The decrease in backlog contract values is due to a 4.5% decrease in the cumulative value of all units under contract with purchasers, the completion of two buildings and the increased amount of cumulative revenues recognized in the towers under construction, which reflects the advancing percentage of completion of those towers. This decrease in cumulative contract values reflects a 12.5% decrease in the average sales price of units in backlog, offset by a 9.2% increase in the number of tower units under contract.

Amenity membership and operations

	For the three months ended
(Dollars in thousands)	March 31,

	2003	2002

Equity membership and marina slip revenues	$5,672	$7,435
Membership dues and amenity service revenues	$10,289	$12,661
Total amenity contribution margin	$2,421	$5,285
Amenity contribution margin percentage	15.2%	26.3%

Equity membership and marina slip revenues decreased 23.7% primarily due a decrease in equity membership sales at two clubs located in the Southwest region and the sell-out of marina slips at our Gulf Harbour community offset by the increase in marina slip sales at our Jupiter Yacht Club community. The decrease in membership sales in the Southwest region is directly related to the reduction in demand for luxury golf club memberships due to the impact of general economic conditions. Membership dues and amenity operations revenues decreased 18.7% primarily due to the turnover of two clubs located in the Southwest region to its members and the temporary closing of a golf course for redesign and development, which is expected to re-open for operations in the latter part of 2003.

The decrease in amenity contribution margin percentage was primarily due to the 2002 sell-out of high-margin marina slips sales at our Gulf Harbour community offset by the increase in sales of marina slips at our Jupiter Yacht Club community.

Future amenity contribution margins may be adversely impacted by the reduced availability of marina slips, increased start-up deficits associated with new amenity operations and general market conditions.

Real estate services, land sales and other

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	For the three months ended
(Dollars in thousands)	March 31,

	2003	2002

Real Estate Services:
Revenues	$25,120	$18,793
Contribution margin	$3,536	$2,176
Contribution margin percentage	14.1%	11.6%
Land Sales:
Revenues	$6,966	$825
Contribution margin	$4,821	$664
Contribution margin percentage	69.2%	80.5%
Other revenues	$3,021	$3,608

Real Estate Services

Real estate services revenues, including real estate brokerage, mortgage banking, title operations and property management increased 33.7% primarily due to an increase in the volume of transactions from third-party, non-WCI homebuilding customers and an increase in the average sales price per transaction. Real estate brokerage transaction volume increased 21.5% to 2,106 from 1,734 in the first quarter of 2002. The average real estate brokerage transaction price increased 21.5% to $299,600 from $246,600 in the first quarter of 2002. Real estate services contribution margin percentage increased 250 basis points primarily due to the growth in volume of higher margin transactions in the mortgage banking and title businesses and prudent cost management.

Land Sales

The increase in revenues was primarily attributable to the planned sale of non-strategic parcels located in our Southeast and Palm Beach regions. Land sales contribution margin decreased primarily due to the change in mix and location of the parcels sold.

Other Revenues

The decrease in other revenues was primarily related to the decline in equity in earnings of joint ventures and fees earned from providing services to our joint ventures.

Interest expense, net of capitalization

Interest expense, net of capitalization, increased 18.6% primarily due to the 12.1% increase in interest incurred for the period. Interest incurred increased primarily as a result of the increase in the average outstanding balance of debt in the respective periods. Interest capitalized and amortization of previously capitalized interest increased 1.2% and 18.0%, respectively. The increased amortization of previously capitalized interest was primarily due to the increase in the number of towers recognizing revenue under the percentage completion method.

Selling, general and administrative expenses, including real estate taxes

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 9.6% primarily due to increased wages, benefits costs and increases in insurance premiums. As a percentage of total revenues, SG&A increased to 15.7% compared to 14.8% for the same period in 2002.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of March 31, 2003, we had cash and cash equivalents of $23.9 million, $257.2 million undrawn under our existing senior credit facility and $19.9 million committed pursuant to letters of credit.

Net cash used in operations was $97.8 million for the three months ended March 31, 2003, as compared to cash used in operations of $132.1 million for the same period in 2002. Excluding net increases in real estate inventories of $72.9 million and $78.2 million and contracts receivable of $54.4 million and $77.9 million, net cash flows provided by operations were $29.5 million and $24.0 million for the three months ended March 31, 2003 and 2002, respectively. Land acquisitions were $3.8 million for the three months ended March 31, 2003 compared to $41.7 million in 2002. Net real estate inventory additions are primarily related to single- and multi-family home inventories that are under contract for delivery during the next six-to-nine months, unsold tower and traditional homes, land and construction development activities and land acquisitions. We expect real estate inventories will continue to increase as we are currently developing several master planned communities and towers and negotiating and searching for additional opportunities to obtain control of land for future communities.

Contracts receivable increased 10.6% during the three-month period reflecting the increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage of completion revenue recognition. We expect to collect a substantial portion of these receivables during the next three-to-nine months as seven towers are planned to be completed, allowing delivery of units to residents. Historically, approximately 1% of firm contacts have resulted in cancellation or default. However, the recent slow down in the luxury tower market may indicate an increase in potential contract defaults of those tower units with a significant proportion of purchasers who intend to use those units for second homes and/or investment properties. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

Investing activities for the period ended March 31, 2003, included $15.0 million of net additions to property and equipment compared to $7.7 million in the same period in 2002. We anticipate cash used in investing activities will continue to increase with development of current and future amenity operations.

Financing activities provided cash of $90.2 million for the three months ended March 31, 2003, compared to cash provided of $111.4 million in the same period in 2002. The net cash inflow for the period ended March 31, 2003 was related to net borrowings of $69.9 million and a $20.1 million increase in community development district obligations.

In March 2003, we amended one of our tower construction loans to increase the amount available for borrowing to $101.6 million and extended the maturity date to March 2005. The loan is collateralized by first mortgages on the tower properties and interest is payable monthly in arrears based on LIBOR plus a spread of 185 to 200 basis points or the prime rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our senior credit facility provides for a $350.0 million revolving loan, which may increase to $425.0 million if certain conditions are met. The loan matures June 30, 2005, subject to a one-year extension at our election, and allows for prepayments and additional borrowing to the maximum amount, provided an adequate borrowing base is maintained. The loan allows an allocation of the unused balance for issuance of a maximum of $75.0 million of stand-by letters of credit. The initial interest rate is the lender’s prime rate or the LIBOR base rate plus a spread of 180 basis points, payable in arrears. The LIBOR base rate can be reduced by up to 30 basis points or increased by 20 basis points if the credit rating of the facility is revised.

As of March 31, 2003, $12.7 million was available for borrowing under the $30.0 million warehouse facility maintained by our wholly owned finance subsidiary, Financial Resources Group, Inc. The availability on the warehouse credit facility reduces to $23.0 million on April 1, 2003.

The amount of community development district and improvement district bond obligations issued with respect to our communities totaled $251.4 million at March 31, 2003. We have accrued $49.8 million as of March 31, 2003, as our estimate of the amount of bond obligations that we may be required to fund. We guarantee district shortfalls under some of the bond debt service agreements when the revenues, fees and assessments, which are designed to cover principal and interest and other operating costs of the bonds, are not paid. We may, subject to limitations under our various debt agreements, use district financing to a greater extent in the future.

We intend to use construction loans and customer deposits to construct high-rise towers. After the construction loans are repaid from the proceeds of closings with buyers, remaining proceeds will be available for general use. As of March 31, 2003, we had construction loans in place for 11 towers with $125.7 million outstanding and $377.1 million of remaining undrawn commitments. We released two towers for reservation during the three months ended March 31, 2003 and plan to release five additional towers for the remainder of 2003. We expect to begin construction on up to five towers in 2003 and complete and begin the delivery of units to residents in seven towers for the remainder of 2003.

During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of March 31, 2003, we had contracts or options aggregating $72.0 million to acquire approximately 933 acres of land that are expected to yield approximately 2,193 residential units.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those related to (1) revenue recognition related to single- and multi-family and mid- and high-rise homebuilding; (2) contracts receivable; (3) real estate inventories and cost of sales; (4) warranty costs; (5) capitalized interest and real estate taxes; (6) community development district obligations; (7) impairment of long-lived assets; (8) goodwill; and (9) litigation. These policies are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on the variable rate portion of our debt. We hedged a portion of our exposure to changes in interest rates by entering into an interest rate swap agreement to lock in a fixed interest rate. The swap agreement effectively fixes the variable rate cash flows on approximately $50.0 million of our variable rate debt and expires February 2004. The swap agreement has been designated as a cash flow hedge and is reflected at fair value in the consolidated balance sheet.

Our Annual Report on Form 10-K for the year ended December 31, 2002 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The following table sets forth, as of March 31, 2003, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. In addition, the table sets forth the notional amounts and weighted average interest rates of the Company’s interest rate swaps.

								FMV at
	2003	2004	2005	2006	2007	Thereafter	Total	3/31/03

Debt:
Fixed rate	$—	$9,744	$—	$—	$—	$550,000	$559,744	$558,494
Average interest rate	—	10.08%	—	—	—	9.96%	10.03%
Variable rate	$67,386	$54,828	$113,534	$—	$—	$—	$235,748	$235,748
Average interest rate	3.37%	3.27%	3.24%	—	—	—	3.31%
Interest Rate Swaps:
Variable to fixed	$—	$50,000	$—	$—	$—	$—	$50,000	$(1,995)
Average pay rate	—	5.68%	—	—	—	—	5.68%
Average receive rate	*	*	*	*	*	*	*

*	90-Day LIBOR

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification by Alfred Hoffman, Jr., Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K

On April 11, 2003, we filed a current report on Form 8-K, which included a press release dated April 10, 2003, announcing first quarter new home orders for the three months ended March 31, 2003.

On April 30, 2003, we filed a current report on Form 8-K, which included a press release dated April 29, 2003, announcing our earnings for the first quarter ended March 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: May 1, 2003	/s/ JAMES P. DIETZ

James P. Dietz Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

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

WCI COMMUNITIES, INC.

Date: May 1, 2003	/s/ ALFRED HOFFMAN, JR.

Alfred Hoffman, Jr. Chief Executive Officer and Director

CERTIFICATION

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

WCI COMMUNITIES, INC.

Date: May 1, 2003	/s/ JAMES P. DIETZ

James P. Dietz Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)