Form 10-Q
period 2003-06-30
WCI COMMUNITIES INC
filed 2003-07-30
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-9186

WCI COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2857021
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

24301 Walden Center Drive
Bonita Springs, Florida 34134
(Address of principal executive offices) (Zip Code)
(239) 947-2600
(Registrant’s telephone number, including area code)

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

           Yes[X]  No[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

           Yes[X]  No[  ]

The number of shares outstanding of the issuer’s common stock, as of July 25, 2003 was 43,509,105.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended June 30, 2003

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets June 30, 2003 (Unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Income (Unaudited) For the Three and Six Months Ended June 30, 2003 and 2002	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) For the Six Months Ended June 30, 2003 and 2002	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2003 and 2002	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
Part II.	Other Information
Item 1.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Shareholders	26
Item 6.	Exhibits and Reports on Form 8-K	26
SIGNATURE
Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$38,675	$49,789
Restricted cash	24,603	20,577
Contracts receivable	431,134	515,021
Mortgage notes and accounts receivable	99,509	84,598
Real estate inventories	1,154,417	977,524
Property and equipment	151,155	127,152
Other assets	93,798	92,779
Goodwill	28,411	28,388
Other intangible assets	7,833	8,064

Total assets	$2,029,535	$1,903,892

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$285,359	$297,224
Customer deposits	161,231	183,540
Community development district obligations	54,464	29,684
Senior unsecured credit facility	171,975	44,935
Mortgages and notes payable	121,953	130,624
Senior subordinated notes	554,128	554,397

	1,349,110	1,240,404

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 44,641 and 44,548 shares issued, respectively	446	445
Additional paid-in capital	278,266	277,912
Retained earnings	416,413	387,555
Treasury stock, at cost, 1,132 and 132 shares, respectively	(13,795)	(795)
Accumulated other comprehensive loss	(905)	(1,629)

Total shareholders’ equity	680,425	663,488

Total liabilities and shareholders’ equity	$2,029,535	$1,903,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Homebuilding	$245,220	$253,920	$432,808	$442,041
Amenity membership and operations	16,142	15,202	32,103	35,298
Real estate services, land sales and other	51,159	28,631	86,266	51,857

Total revenues	312,521	297,753	551,177	529,196

Cost of Sales
Homebuilding	178,127	165,316	307,160	287,064
Amenity membership and operations	13,598	12,741	27,138	27,552
Real estate services, land sales and other	39,992	23,560	63,723	40,342

Total costs of sales	231,717	201,617	398,021	354,958

Contribution margin	80,804	96,136	153,156	174,238

Other Expenses
Selling, general, administrative and other	32,861	27,445	67,561	59,325
Interest expense, net	14,047	10,325	26,928	21,186
Real estate taxes, net	3,338	2,050	6,219	4,446
Depreciation	2,540	1,998	4,971	3,911
Expenses related to early repayment of debt	—	3,282	—	3,282
Amortization of intangible assets	116	120	231	237

Total other expenses	52,902	45,220	105,910	92,387

Income before income taxes	27,902	50,916	47,246	81,851
Income tax expense	(10,881)	(19,816)	(18,388)	(31,891)

Net income	$17,021	$31,100	$28,858	$49,960

Earnings per share:
Basic	$.39	$.70	$.65	$1.21
Diluted	$.38	$.67	$.64	$1.16
Weighted average number of shares
Basic	43,866	44,317	44,148	41,248
Diluted	45,317	46,289	45,213	42,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2002	44,416	$445	$277,912	$387,555	$(1,629)	$(795)	$663,488
Exercise of stock options	93	1	565	—	—	—	566
Settlement and amortization of stock-based compensation	47	—	(211)	—	—	734	523
Purchase of treasury stock	(1,047)	—	—	—	—	(13,734)	(13,734)
Comprehensive income:
Net income	—	—	—	28,858	—	—	28,858
Change in fair value of derivatives, net of tax	—	—	—	—	724	—	724

Total comprehensive income							29,582

Balance at June 30, 2003	43,509	$446	$278,266	$416,413	$(905)	$(13,795)	$680,425

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2001	36,382	$365	$139,193	$282,739	$(2,457)	$(795)	$419,045
Issuance of common stock, net	7,935	79	138,122	—	—	—	138,201
Comprehensive income:
Net income	—	—	—	49,960	—	—	49,960
Change in fair value of derivatives, net of tax	—	—	—	—	321		321

Total comprehensive income							50,281

Balance at June 30, 2002	44,317	$444	$277,315	$332,699	$(2,136)	$(795)	$607,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$28,858	$49,960
Adjustments to reconcile net income to net cash used in operating activities:
Expenses related to early repayment of debt	—	3,282
Deferred income taxes	(9,368)	5,891
Depreciation and amortization	6,355	5,765
Earnings from investments in joint ventures	(1,063)	(1,376)
Changes in assets and liabilities:
Restricted cash	(4,026)	(1,752)
Contracts receivable	83,887	(221,149)
Mortgages held for sale and accounts receivable	1,567	16,685
Real estate inventories	(156,543)	(123,791)
Other assets	4,131	(4,799)
Accounts payable and other liabilities	(21,967)	(931)
Customer deposits	(22,309)	52,848

Net cash used in operating activities	(90,478)	(219,367)

Cash flows from investing activities:
Additions to mortgage notes receivable	(20,860)	(888)
Proceeds from repayment of mortgage notes receivable	4,382	2,161
Additions to property and equipment, net	(28,952)	(15,422)
Contributions to investments in joint ventures, net	(5,710)	(1,145)

Net cash used in investing activities	(51,140)	(15,294)

Cash flows from financing activities:
Repayments on senior secured credit facility term loan	—	(250,000)
Net borrowings on senior unsecured credit facility	127,040	146,460
Proceeds from borrowings on mortgages and notes payable	109,017	53,826
Repayment of mortgages and notes payable	(117,688)	(77,257)
Proceeds from issuance of senior subordinated notes	—	200,000
Debt issue costs	—	(6,869)
Net advances (payments) on community development district obligations	24,780	(118)
Net proceeds from issuance of common stock	—	138,201
Proceeds from exercise of stock options	566	—
Purchase of treasury stock	(13,734)	—
Settlement of stock-based compensation and other	523	—

Net cash provided by financing activities	130,504	204,243

Net decrease in cash and cash equivalents	(11,114)	(30,418)
Cash and cash equivalents at beginning of year	49,789	57,993

Cash and cash equivalents at end of period	$38,675	$27,575

Non-cash activity:
Notes payable in connection with land acquisition	$—	$10,000
Commitment liability in connection with land acquisitions	$20,194	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands, except per share data)

1.	Basis of Presentation

The condensed consolidated financial statements and notes of WCI Communities, Inc. (the Company) as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2002 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statements of income for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	New Accounting Pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) 145. In addition to rescinding SFAS 4, 44 and 64 and amending SFAS 13, SFAS 145 requires all gains and losses from extinguishment of debt to be included as an item of income from continuing operations in accordance with APB 30. As a result of the adoption of SFAS 145, the Company reclassified $3,282 for the three and six months ended June 30, 2002 to expenses related to early repayment of debt. A tax benefit of $1,266 was reclassified to income tax expense for the same periods.

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. This interpretation applies currently to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. If applicable, it applies to the Company’s interim period beginning July 1, 2003 for VIEs in which the Company holds a variable interest that it acquired before February 1, 2003.

Based on the provisions of FIN 46, the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit, a VIE may be created. Under FIN 46, the Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE, the entity would be consolidated on the Company’s balance sheet.

Although the Company does not believe the full adoption of FIN 46 will have a material effect on it’s financial statements, the Company cannot make any definitive conclusion until it completes its evaluation.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands, except per share data)

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not expect the adoption of SFAS 149 to have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective for the Company’s interim period beginning July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material effect on the Company’s financial position or results of operations.

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

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands, except per share data)

Three months ended June 30, 2003

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$133,751	$110,733	$736	$16,142	$29,744	$20,026	$311,132
Interest income	—	—	—	—	—	1,389	1,389
Contribution margin	41,434	25,502	157	2,544	5,230	5,937	80,804

Three months ended June 30, 2002

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$173,639	$78,046	$2,235	$15,202	$24,753	$3,549	$297,424
Interest income	—	—	—	—	—	329	329
Contribution margin	69,583	17,685	1,336	2,461	3,579	1,492	96,136

Six months ended June 30, 2003

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$254,256	$177,599	$953	$32,103	$54,864	$29,308	$549,083
Interest income	—	—	—	—	—	2,094	2,094
Contribution margin	80,242	45,298	108	4,965	8,766	13,777	153,156

Six months ended June 30, 2002

	Mid- and	Single- and Multi-family		Amenity	Real	Land Sales
	High-rise			Membership	Estate	and	Segment
	Homes	Homes	Lots	and Operations	Services	Other	Totals

Revenues	$287,655	$148,836	$5,550	$35,298	$43,546	$7,297	$528,182
Interest income	—	—	—	—	—	1,014	1,014
Contribution margin	114,863	36,843	3,271	7,746	5,755	5,760	174,238

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands, except per share data)

A reconciliation of total segment contribution margin to consolidated income before income taxes for the three months and six months ended June 30, 2003 and 2002 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Segment contribution margin	$80,804	$96,136	$153,156	$174,238
Corporate overhead and costs	(36,199)	(32,777)	(73,780)	(67,053)
Interest expense, net	(14,047)	(10,325)	(26,928)	(21,186)
Depreciation and amortization	(2,656)	(2,118)	(5,202)	(4,148)

Income before income taxes	$27,902	$50,916	$47,246	$81,851

4.	Real Estate Inventories

Real estate inventories are summarized as follows:

	June 30,	December 31
	2003	2002

Land and land improvements	$490,718	$467,120
Investments in amenities	58,301	42,968
Work in progress:
Towers	192,072	155,315
Homes	239,422	179,203
Completed inventories:
Towers	118,147	86,217
Homes	55,757	46,701

	$1,154,417	$977,524

5.	Capitalized Interest

The following table is a summary of capitalized and amortized interest:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Total interest incurred	$17,570	$16,474	$34,455	$31,541
Debt issue cost amortization	711	878	1,422	1,886
Interest amortized	6,463	3,573	10,390	6,902
Interest capitalized	(10,697)	(10,600)	(19,339)	(19,143)

Interest expense, net	$14,047	$10,325	$26,928	$21,186

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands, except per share data)

6.	Shareholders’ Equity

In April 2003, the Board of Directors approved the repurchase of up to 1,000 shares of the Company’s common stock. Pursuant to this authorization, 1,000 unregistered common shares were repurchased during the second quarter 2003 in a private transaction for an aggregate purchase price of $13,000.

In addition to its common stock, the Company has 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options and grants. For the second quarter of 2003, 738 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic weighted average shares	43,866	44,317	44,148	41,248
Dilutive stock options and grants	1,451	1,972	1,065	1,717

Diluted weighted average shares	45,317	46,289	45,213	42,965

7.	Stock-Based Compensation

The Company has elected to use APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation costs are recorded upon issuance or exercise of stock options. Had the Company elected to recognize compensation expense under the fair value method under SFAS 123 “Accounting for Stock Based Compensation,” pro forma net income would be as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income:
As reported	$17,021	$31,100	$28,858	$49,960
Less: Total stock-based compensation expense, net of tax	(305)	(220)	(609)	(440)

Pro forma	$16,716	$30,880	$28,249	$49,520

Earnings per share:
As reported
Basic	$.39	$.70	$.65	$1.21
Diluted	$.38	$.67	$.64	$1.16
Pro forma
Basic	$.38	$.70	$.64	$1.20
Diluted	$.37	$.67	$.62	$1.15

These pro forma amounts may not be representative of the effect on pro forma net income in future years, since the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands, except per share data)

8.	Debt

The Company’s senior unsecured credit facility provides for a $350,000 revolving loan, which may increase to $425,000 if certain conditions are met. In June 2003, the commitment amount was increased to $405,000.

In June 2003, the Company amended one of its tower construction loans to substitute a new tower for a completed project, decrease the interest rate by 25 basis points and extend the maturity date to June 2005. The loan is collateralized by first mortgages on the tower properties and interest is payable monthly in arrears based on LIBOR plus 200 basis points or the prime rate.

9.	Comprehensive Income

The following table presents the components of comprehensive income:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$17,021	$31,100	$28,858	$49,960
Change in fair value of derivatives, net of tax	320	(384)	724	321

Comprehensive income	$17,341	$30,716	$29,582	$50,281

10.	Supplemental Guarantor Information

Obligations to pay principal and interest on the Company’s senior subordinated notes are guaranteed fully and unconditionally by the Company’s wholly-owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. Supplemental condensed consolidating financial information of the Company’s guarantors is presented below.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets
Cash and cash equivalents	$26,834	$11,841	$—	$38,675
Restricted cash	402	24,201	—	24,603
Contracts receivable	196,787	234,347	—	431,134
Mortgage notes and accounts receivable	28,021	83,006	(11,518)	99,509
Real estate inventories	807,357	347,060	—	1,154,417
Property and equipment	53,917	97,238	—	151,155
Investment in guarantor subsidiaries	364,730	—	(364,730)	—
Other assets	222,777	77,410	(170,145)	130,042

Total assets	$1,700,825	$875,103	$(546,393)	$2,029,535

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$221,977	$449,255	$(170,178)	$501,054
Senior unsecured credit facility	171,975	—	—	171,975
Mortgages and notes payable	72,320	61,118	(11,485)	121,953
Senior subordinated notes	554,128	—	—	554,128

	1,020,400	510,373	(181,663)	1,349,110
Shareholders’ equity	680,425	364,730	(364,730)	680,425

Total liabilities and shareholders’ equity	$1,700,825	$875,103	$(546,393)	$2,029,535

	December 31, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets
Cash and cash equivalents	$40,127	$9,662	$—	$49,789
Restricted cash	940	19,637	—	20,577
Contracts receivable	227,227	287,794	—	515,021
Mortgage notes and accounts receivable	15,048	71,540	(1,990)	84,598
Real estate inventories	558,403	419,121	—	977,524
Property and equipment	47,403	79,749	—	127,152
Investment in guarantor subsidiaries	323,527	—	(323,527)	—
Other assets	315,368	71,776	(257,913)	129,231

Total assets	$1,528,043	$959,279	$(583,430)	$1,903,892

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$214,423	$554,128	$(258,103)	$510,448
Senior unsecured credit facility	44,935	—	—	44,935
Mortgages and notes payable	50,800	81,624	(1,800)	130,624
Senior subordinated notes	554,397	—	—	554,397

	864,555	635,752	(259,903)	1,240,404

Shareholders’ equity	663,488	323,527	(323,527)	663,488

Total liabilities and shareholders’ equity	$1,528,043	$959,279	$(583,430)	$1,903,892

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$146,387	$166,163	$(29)	$312,521
Total cost of sales	131,688	100,029	—	231,717

Contribution margin	14,699	66,134	(29)	80,804
Total other expenses	26,225	26,706	(29)	52,902

(Loss) income before income taxes and equity in income of guarantor subsidiaries	(11,526)	39,428	—	27,902
Income tax benefit (expense)	4,549	(15,430)	—	(10,881)
Equity in income of guarantor subsidiaries, net of tax	23,998	—	(23,998)	—

Net income	$17,021	$23,998	$(23,998)	$17,021

	For the three months ended June 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$131,652	$166,141	$(40)	$297,753
Total cost of sales	90,898	110,719	—	201,617

Contribution margin	40,754	55,422	(40)	96,136
Total other expenses	37,397	7,863	(40)	45,220

Income before income taxes and equity in income of guarantor subsidiaries	3,357	47,559	—	50,916
Income tax expense	(900)	(18,916)	—	(19,816)
Equity in income of guarantor subsidiaries, net of tax	28,643	—	(28,643)	—

Net income	$31,100	$28,643	$(28,643)	$31,100

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$247,575	$303,651	$(49)	$551,177
Total cost of sales	203,791	194,230	—	398,021

Contribution margin	43,784	109,421	(49)	153,156
Total other expenses	68,938	37,021	(49)	105,910

(Loss) income before income taxes and equity in income of guarantor subsidiaries	(25,154)	72,400	—	47,246
Income tax benefit (expense)	9,828	(28,216)	—	(18,388)
Equity in income of guarantor subsidiaries, net of tax	44,184	—	(44,184)	—

Net income	$28,858	$44,184	$(44,184)	$28,858

	For the six months ended June 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$270,281	$258,955	$(40)	$529,196
Total cost of sales	178,013	176,945	—	354,958

Contribution margin	92,268	82,010	(40)	174,238
Total other expenses	78,513	13,914	(40)	92,387

Income before income taxes and equity in income of guarantor subsidiaries	13,755	68,096	—	81,851
Income tax expense	(5,246)	(26,645)	—	(31,891)
Equity in income of guarantor subsidiaries, net of tax	41,451	—	(41,451)	—

Net income	$49,960	$41,451	$(41,451)	$49,960

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:
Net income	$28,858	$44,184	$(44,184)	$28,858
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	(9,230)	(14)	(124)	(9,368)
Depreciation and amortization	3,484	2,871	—	6,355
Earnings from investments in joint ventures	696	(1,759)	—	(1,063)
Equity in earnings of guarantor subsidiaries	(44,184)	—	44,184	—
Distributions from parent (contributions to guarantor subsidiaries), net	2,981	(2,981)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	25,871	50,055	9,528	85,454
Real estate inventories	(228,604)	72,061	—	(156,543)
Other assets	89,115	(1,242)	(87,768)	105
Accounts payable and other liabilities	(9,077)	(123,248)	88,049	(44,276)

Net cash (used in) provided by operating activities	(140,090)	39,927	9,685	(90,478)

Cash flows from investing activities:
Proceeds from mortgages and notes receivable, net	(8,404)	(8,074)	—	(16,478)
Additions to property and equipment, net	(8,823)	(20,129)	—	(28,952)
Distributions from (contributions to) investments in joint ventures, net	1,718	(7,428)	—	(5,710)

Net cash used in investing activities	(15,509)	(35,631)	—	(51,140)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	127,040	—	—	127,040
Net borrowings (repayments) on mortgages and notes payable	21,520	(20,506)	(9,685)	(8,671)
Other	(6,254)	18,389	—	12,135

Net cash provided by (used in) financing activities	142,306	(2,117)	(9,685)	130,504

Net (decrease) increase in cash and cash equivalents	(13,293)	2,179	—	(11,114)
Cash and cash equivalents at beginning of year	40,127	9,662	—	49,789

Cash and cash equivalents at end of period	$26,834	$11,841	$—	$38,675

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:
Net income	$49,960	$41,451	$(41,451)	$49,960
Adjustments to reconcile net income to net cash used in operating activities:
Expenses related to early repayment of debt	2,483	799	—	3,282
Deferred income taxes	2,274	(7)	3,624	5,891
Depreciation and amortization	3,379	2,386	—	5,765
Earnings from investments in joint ventures	704	(2,080)	—	(1,376)
Equity in earnings of guarantor subsidiaries	(41,451)	—	41,451	—
(Contributions to guarantor subsidiaries) distributions from parent, net	(2,054)	2,054	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(129,964)	(74,790)	290	(204,464)
Real estate inventories	(98,312)	(25,479)	—	(123,791)
Other assets	(66,155)	(4,527)	64,131	(6,551)
Accounts payable and other liabilities	24,205	95,507	(67,795)	51,917

Net cash (used in) provided by operating activities	(254,931)	35,314	250	(219,367)

Cash flows from investing activities:
Proceeds from repayment of mortgages and notes receivable, net	673	600	—	1,273
Additions to property and equipment, net	(1,380)	(14,042)	—	(15,422)
Contributions to investment in joint ventures, net	(101)	(1,044)	—	(1,145)

Net cash used in investing activities	(808)	(14,486)	—	(15,294)

Cash flows from financing activities:
Repayments on senior secured credit facilities	(250,000)	—	—	(250,000)
Net borrowings on senior unsecured credit facility	146,460	—	—	146,460
Net repayments on mortgages and notes payable	6,526	(29,707)	(250)	(23,431)
Proceeds from issuance of senior subordinated notes	200,000	—	—	200,000
Net proceeds from issuance of common stock	138,201	—	—	138,201
Other	(7,143)	156	—	(6,987)

Net cash provided by (used in) financing activities	234,044	(29,551)	(250)	204,243

Net decrease in cash and cash equivalents	(21,695)	(8,723)	—	(30,418)
Cash and cash equivalents at beginning of year	45,382	12,611	—	57,993

Cash and cash equivalents at end of period	$23,687	$3,888	$—	$27,575

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2003 compared to three and six months ended June 30, 2002

Overview

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2003	2002	2003	2002

Total revenues	$312,521	$297,753	$551,177	$529,196
Total contribution margin	$80,804	$96,136	$153,156	$174,238
Net income	$17,021	$31,100	$28,858	$49,960

For the three and six months ended, we achieved a 5.0% and 4.2% increase in revenues, respectively, driven primarily by an increase in the delivery of homebuilding units with a greater average selling price, an increase in the volume of transactions in the real estate services division and increased land sales offset by a decline in tower revenues. Total contribution margin for the respective periods declined primarily due to an anticipated change in the mix of tower units sold toward a greater proportion of lower-priced, lower-margin tower units, offset by an increase in contribution margins from single- and multi-family homebuilding, real estate services and land sales. Net income declined in each period, primarily as a result of the decrease in total contribution margin and the increase in selling, general, administrative and other expenses including interest.

Homebuilding

Single- and multi-family

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2003	2002	2003	2002

Revenues	$110,733	$78,046	$177,599	$148,836
Contribution margin	$25,502	$17,685	$45,298	$36,843
Contribution margin percentage	23.0%	22.7%	25.5%	24.7%
Homes closed (units)	336	247	529	472
Average selling price per home closed	$330	$316	$336	$315
Lot revenues	$736	$2,235	$953	$5,550
Net new orders for homes (units)	423	519	819	1,016
Contract values of new orders	$175,344	$172,518	$355,545	$329,183
Average selling price per new order	$415	$332	$434	$324

	As of June 30,

	2003	2002

Backlog (units)	1,159	1,160
Backlog contract values	$518,394	$445,748
Average sales price of units in backlog	$447	$384
Active selling communities	13	16

Revenues increased 41.9% and 19.3% for the three and six months ended, respectively, primarily due to increases in both the number of homes delivered and the average selling price. The increase in deliveries was the result of the initial deliveries occurring in three of our communities located in the Palm Beach, Central and Southwest regions and increased deliveries in our other communities, offset by reduced inventory available in close-out communities. The average selling price per home closed in the respective periods increased as a result of closing a larger proportion of homes in our higher-priced communities. Lot revenues decreased 67.1% and 82.8% for the three and six months, respectively. The decrease for the respective periods was primarily due to the close-out of one community located in our Palm Beach region. For the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

remainder of 2003, we expect two new communities will begin delivering homes and three communities are expected to close-out.

Contribution margin percentage increased 30 and 80 basis points for the three and six months, respectively, due primarily to a favorable change in the mix of homes delivered, resulting in a higher average price, higher margins on options and upgrades and ongoing initiatives to reduce development and construction costs. Our ability to raise home prices in the future may be adversely impacted by any significant declines in economic and stock market conditions and softening in the demand for certain new home offerings.

Contract values of new orders increased 1.6% and 8.0% for the three and six months, respectively, due primarily to an increase in the average sales price. The 25.0% and 34.0% increase in the average sales price per new order for the respective periods was primarily due to sales in two recently introduced higher-priced communities and demand for higher-priced homes at certain same store communities. The 16.3% increase in backlog contract values reflects a 16.4% increase in the average sales price of homes under contract to $447,000 in 2003 compared to $384,000 in 2002.

Mid- and high-rise

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2003	2002	2003	2002

Revenues	$133,751	$173,639	$254,256	$287,655
Contribution margin	$41,434	$69,583	$80,242	$114,863
Contribution margin percentage	31.0%	40.1%	31.6%	39.9%
Net new orders (units)	160	68	213	160
Contract values of new orders	$270,368	$95,181	$329,702	$189,174
Average selling price per new order	$1,690	$1,400	$1,548	$1,182
Towers under construction recognizing revenue	13	14	15	15

	As of June 30,

	2003	2002

Cumulative contracts (units)	728	711
Cumulative contract values	$887,203	$995,269
Less: Cumulative revenues recognized	(434,380)	(620,906)

Backlog contract values	$452,823	$374,363

Average sales price of units in backlog	$1,219	$1,400

Revenues decreased 23.0% and 11.6% for the three and six months ended, respectively, due primarily to the decline in the amount of percentage completion revenue recognized in towers that reported revenues in both periods and differences between years in the timing of initial revenue recognition on towers commencing construction. The decline in the amount of percentage completion revenues will continue to be impacted by six towers that completed and closed in the first or second quarter of 2003 and recognized revenues during the six months ended June 30, 2002. In 2002, one luxury tower containing a total of 144 sold units reported approximately $64.5 million of initial revenues in the second quarter compared to $38.7 million that the same tower reported during the second quarter of 2003.

Contribution margin percentage for the three and six months ended declined to 31.0% and 31.6% from 40.1% and 39.9% for the same periods in 2002, respectively. In addition to the net $1.8 million increase to our reserve for contract defaults for the six months ended 2003, the decline in the contribution margin percentage was primarily due to an anticipated change in the mix of units sold and in backlog toward lower-priced, lower-margin units and the use of selective incentives to increase sales.

Contract values of new orders for the three and six months ended increased 184.1% and 74.3%, respectively, due primarily to the conversion to firm contract of 104 tower units with an average selling price of $2.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million in the Veracruz tower located on the Southwest coast of Florida. Our ability to sell tower units in the future may be adversely impacted by market conditions that have slowed absorption of higher priced units.

The increase in backlog contract values was due primarily to the Veracruz tower contract conversion offset by reductions in both cumulative contract values and cumulative revenues recognized in the towers under construction, which reflects the recent completion and delivery of units in six towers. The decrease in cumulative contract values reflects a 12.9% decrease in the average sales price of units in backlog.

Amenity membership and operations

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2003	2002	2003	2002

Equity membership and marina slip revenues	$7,465	$5,698	$13,137	$13,133
Membership dues and amenity service revenues	$8,677	$9,504	$18,966	$22,165
Total amenity contribution margin	$2,544	$2,461	$4,965	$7,746
Amenity contribution margin percentage	15.8%	16.2%	15.5%	21.9%

Equity membership and marina slip revenues increased 31.0% for the three months ended. The increase was primarily due to the bulk sale of all remaining equity memberships at the Deering Bay Club located in the Southeast region in 2003 and the decrease in available marina slips due to the sell-out of slips at our Gulf Harbour community in 2002. Membership dues and amenity operations revenues decreased 8.7% and 14.4% for the three and six months ended, respectively. The decrease in the respective periods was primarily due to the turnover of two clubs located in the Southwest region to their members offset by increased revenues from several new club facilities located in the Southwest and Central regions.

The decrease in amenity contribution margin to 15.5% for the six months ended was primarily due to the 2002 sell-out of high-margin marina slips sales at our Gulf Harbour community offset by the increase in sales of marina slips at our Jupiter Yacht Club community and bulk sale of high-margin equity memberships at our Deering Bay club.

Future amenity contribution margins may be adversely impacted by the reduced availability of marina slips, recent slowing absorption of equity memberships, increased start-up deficits associated with new amenity operations and general market conditions.

Real estate services, land sales and other

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2003	2002	2003	2002

Real Estate Services:
Revenues	$29,744	$24,753	$54,864	$43,546
Contribution margin	$5,230	$3,579	$8,766	$5,755
Contribution margin percentage	17.6%	14.5%	16.0%	13.2%
Land Sales:
Revenues	$19,345	$2,952	$26,311	$3,777
Contribution margin	$3,869	$580	$8,690	$1,244
Contribution margin percentage	20.0%	19.6%	33.0%	32.9%
Other revenues	$2,070	$926	$5,091	$4,534

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real Estate Services

Real estate services revenues, including real estate brokerage, mortgage banking, title and property management operations increased 20.2% and 26.0% for the three and six months ended, respectively. The increase in the respective periods was primarily due to an increase in the volume of transactions from third-party, non-WCI homebuilding customers and an increase in the average sales price per transaction. Prudential Florida WCI Realty brokerage transaction volume increased 14.7% to 2,672 from 2,329 in the second quarter of 2002, and 17.7% to 4,781 from 4,063 for the six months ended 2002. The average Prudential Florida WCI Realty brokerage transaction price increased 5.5% to $289,000 from $274,000 in the second quarter of 2002, and 12.2% to $294,000 from $262,000 for the six months ended 2002. The increase in contribution margin for the respective periods was primarily due to the growth in volume of higher-margin transactions in the mortgage banking and title businesses and prudent cost management.

Land Sales

The increase in revenues for the three and six months ended was primarily attributable to the sale of non-strategic parcels located in our Southeast and Palm Beach regions. Land sales contribution margins for the three and six months ended June 30, 2003 were $9.1 million and $14.0 million respectively, before adjustments of $5.3 million impacting both periods for community development district obligations and estimated costs to complete development activities in two closed out non-homebuilding communities.

Other Revenues

The increase in other revenues was primarily related to the increase in interest earned from deposits and other investments offset by the decline in equity in earnings of joint ventures and fees earned from providing development management services to our joint ventures and other third party entities.

Interest expense, net of capitalization

Interest expense, net of capitalization, increased 36.0% and 27.1% for the three and six months ended, respectively. The increase in the respective periods was primarily due to the increase in interest incurred and amortization of previously capitalized interest. Interest incurred increased primarily as a result of the increase in the average outstanding balance of debt in the respective periods. Amortization of previously capitalized interest increased 80.9% and 50.5% for the three and six months ended, respectively. The increased amortization of previously capitalized interest was primarily due to the change in percentage of completion for towers recognizing revenue between periods, increased home closings and the mix of land sales in the respective periods.

Selling, general and administrative expenses, including real estate taxes

Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 22.7% and 15.7% for the three and six months ended, respectively. As a percentage of total revenues, SG&A for the three and six months ended increased to 11.6% and 13.4% compared to 9.9% and 12.1% for the same periods in 2002. The increase in the respective periods was primarily due to increased marketing, real estate taxes, wages, benefits, and insurance premiums associated with the growth in our business.

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

June 30, 2003, we had cash and cash equivalents of $38.7 million, $233.0 million undrawn under our existing senior credit facility and $21.1 million committed pursuant to letters of credit.

Net cash used in operations declined $128.9 million for the six months ended June 30, 2003, as compared to the same period in 2002. Land acquisitions were approximately $34.0 million for the six months ended June 30, 2003 compared to $52.0 million in 2002. Net real estate inventory additions are primarily related to single- and multi-family home inventories that are under contract for delivery during the next six-to-nine months, unsold tower and traditional homes, land and construction development activities, and land acquisitions. We expect real estate inventories will continue to increase as we are currently developing several master planned communities and towers and negotiating and searching for additional opportunities to obtain control of land for future communities. During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of June 30, 2003, we had non-refundable deposits and/or letters of credits on contracts or options aggregating $94.8 million to acquire approximately 760 acres of land that are expected to yield approximately 3,000 residential units. Of this amount, approximately $20 million of land under option is now under development and has been recorded in inventory and other liabilities.

Contracts receivable decreased 16.3% during the six-month period reflecting the collection of approximately $250.0 million in receivables from delivery of units in six towers completed through June 30, 2003 offset by $166.1 million net increase in receivables related to the increase in the value of tower units under contract that are now being constructed and have met the requirements for percentage of completion revenue recognition. We expect to collect additional receivables during the next three-to-nine months as four towers are planned to be completed, allowing delivery of units to residents. Historically, approximately 1% of firm contacts have resulted in cancellation or default. However, the recent slow down in the luxury tower market may indicate an increase in potential contract defaults for those tower units with a significant proportion of purchasers who intend to use those units for second homes and/or investment properties. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

Investing activities for the six months ended June 30, 2003, included $29.0 million of net additions to property and equipment and $16.5 million of net additions to mortgage notes receivable compared to net additions of $15.4 million and net receipts of $1.3 million in the same period in 2002, respectively. We anticipate cash used in investing activities will continue to increase with development of current and future amenity operations.

Financing activities provided cash of $130.5 million for the six months ended June 30, 2003, compared to cash provided of $204.2 million in the same period in 2002. The net cash inflow for the six months ended June 30,2003 was related to net borrowings of $118.4 million and a $24.8 million increase in community development district obligations.

In March 2003, we amended one of our tower construction loans to increase the amount available for borrowing to $101.6 million and extended the maturity date to March 2005. The loan is collateralized by first mortgages on the tower properties and interest is payable monthly in arrears based on LIBOR plus a spread of 185 to 200 basis points or the prime rate.

In June 2003, we amended one of our tower construction loans to substitute a new tower for a completed project, decrease the interest rate by 25 basis points and extend the maturity date to June 2005. The loan is collateralized by first mortgages on the tower properties and interest is payable monthly in arrears based on LIBOR plus 200 basis points or the prime rate.

Our senior credit facility provides for a $350.0 million revolving loan, which may increase to $425.0 million if certain conditions are met. In June 2003, the commitment amount was increased to $405.0 million. The

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

As of June 30, 2003, $5.3 million was available for borrowing under the $23.0 million warehouse facility maintained by our wholly owned finance subsidiary, Financial Resources Group, Inc.

The amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities totaled $157.5 million at June 30, 2003. We have accrued $54.5 million as of June 30, 2003, as our estimate of the amount of bond obligations that we may be required to fund. We guarantee district shortfalls under some of the bond debt service agreements when the revenues, fees and assessments, which are designed to cover principal and interest and other operating costs of the bonds, are not paid. We may, subject to limitations under our various debt agreements, use district financing to a greater extent in the future.

We use construction loans and customer deposits to construct high-rise towers. After the construction loans are repaid from the proceeds of closings with buyers, remaining proceeds will be available for general use. As of June 30, 2003, we had construction loans in place for nine towers with $95.0 million outstanding and $406.1 million of remaining undrawn commitments. We released four towers for reservation during the six months ended June 30, 2003 and plan to release two to four additional towers for the remainder of 2003. We expect to begin construction on four towers for the remainder of 2003 and complete and begin the delivery of units to residents in three towers.

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

The following table sets forth, as of June 30, 2003, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. In addition, the table sets forth the notional amounts and weighted average interest rate of the Company’s interest rate swap.

								FMV at
	2003	2004	2005	2006	2007	Thereafter	Total	6/30/03

Debt:
Fixed rate	$—	$9,341	$—	$—	$—	$550,000	$559,341	$607,716
Average interest rate	—	10.08%	—	—	—	9.96%	10.03%
Variable rate	$17,659	$41,299	$225,629	$—	$—	$—	$284,587	$284,587
Average interest rate	3.63%	3.68%	3.65%	—	—	—	3.66%
Interest Rate Swaps:
Variable to fixed	$—	$50,000	$—	$—	$—	$—	$50,000	$(1,473)
Average pay rate	—	5.68%	—	—	—	—	5.68%
Average receive rate	*	*	*	*	*	*	*

*	90-Day LIBOR

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated, together with other members of senior management, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Act) as of the end of the quarter ended June 30, 2003. Based on this review, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various litigation matters involving ordinary and routine claims incidental to its business. The Company does not believe the resolution of these matters will have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Shareholders

At the 2003 Annual Meeting of Shareholders of the Company held May 23, 2003, Messrs. Don E. Ackerman and Lawrence L. Landry were re-elected as Class I directors for three-year terms expiring in 2006. The results of voting were as follows:

			Authority
Nominee	For	Against	Withheld

Don E. Ackerman	38,204,699	0	24,729
Lawrence L. Landry	38,132,930	0	96,498

Hilliard M. Eure, III, F. Philip Handy, Alfred Hoffman, Jr., Jerry L. Starkey, Jay Sugarman and Stewart Turley continue as directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

	3.2	Amended and Restated By-laws of WCI Communities, Inc.

	31.1	Rule 13a-14(a) certification by Alfred Hoffman, Jr., Chief Executive Officer.

	31.2	Rule 13a-14(a) certification by James P. Dietz, Chief Financial Officer.

	32.1*	Section 1350 certification by Alfred Hoffman, Jr., Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Section 1350 certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-87250)

(b)	Reports on Form 8-K

On May 12, 2003, we filed a current report on Form 8-K, announcing that our Board of Directors has authorized the purchase of up to one million shares of our common stock.

On July 10, 2003, we filed a current report on Form 8-K, which included a press release dated July 10, 2003, announcing second quarter new home orders for the quarter ended June 30, 2003.

On July 30, 2003, we filed a current report on Form 8-K, which included a press release dated July 30, 2003, announcing our earnings for the second quarter ended June 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date:	July 30, 2003	/s/ James P. Dietz

James P. Dietz
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)