Form 10-Q
period 2003-09-30
WCI COMMUNITIES INC
filed 2003-11-05
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

               Yes [X] No [  ]

The number of shares outstanding of the issuer’s common stock, as of October 31, 2003 was 43,580,695.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended September 30, 2003

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets September 30, 2003 (Unaudited) and December 31, 2002	3
Condensed Consolidated Statements of Income (Unaudited) For the Three and Nine Months Ended September 30, 2003 and 2002	4
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) For the Nine Months Ended September 30, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1. Legal Proceedings	29
Item 6. Exhibits and Reports on Form 8-K	29
SIGNATURE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$41,579	$49,789
Restricted cash	25,626	20,577
Contracts receivable	421,213	515,021
Mortgage notes and accounts receivable	79,320	84,598
Real estate inventories	1,150,384	977,524
Property and equipment	157,613	127,152
Other assets	127,586	92,779
Goodwill	28,413	28,388
Other intangible assets	7,717	8,064

Total assets	$2,039,451	$1,903,892

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$266,470	$297,224
Customer deposits	143,736	183,540
Community development district obligations	51,427	29,684
Senior unsecured credit facility	—	44,935
Mortgages and notes payable	75,519	130,624
Senior subordinated notes	678,994	554,397
Contingent convertible senior subordinated notes	125,000	—

	1,341,146	1,240,404

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 44,702 and 44,548 shares issued, respectively	447	445
Additional paid-in capital	278,681	277,912
Retained earnings	433,522	387,555
Treasury stock, at cost, 1,132 and 132 shares, respectively	(13,795)	(795)
Accumulated other comprehensive loss	(550)	(1,629)

Total shareholders’ equity	698,305	663,488

Total liabilities and shareholders’ equity	$2,039,451	$1,903,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002 (1)	2003	2002 (1)

Revenues
Homebuilding	$287,974	$191,940	$720,782	$633,981
Amenity membership and operations	10,838	13,745	42,941	49,043
Real estate services and land sales	31,629	30,188	113,294	77,901

Total revenues	330,441	235,873	877,017	760,925

Cost of Sales
Homebuilding	218,159	143,712	535,218	438,611
Amenity membership and operations	11,195	11,428	38,577	38,980
Real estate services and land sales	25,724	25,534	90,675	65,951

Total costs of sales	255,078	180,674	664,470	543,542

Gross margin	75,363	55,199	212,547	217,383
Other Income and Expenses
Equity in losses (earnings) from joint ventures	961	1,292	(701)	(84)
Other income	(819)	(1,631)	(3,430)	(4,245)
Selling, general and administrative	31,940	25,750	99,499	85,075
Interest expense, net	9,645	8,377	25,855	22,507
Real estate taxes, net	2,844	1,919	8,082	5,357
Depreciation	2,812	2,406	7,784	6,317
Expenses related to early repayment of debt	—	—	—	3,282
Amortization of intangible assets	116	120	348	357

Income before income taxes	27,864	16,966	75,110	98,817
Income tax expense	10,754	6,677	29,143	38,568

Net income	$17,110	$10,289	$45,967	$60,249

Earnings per share:
Basic	$.39	$.23	$1.05	$1.42
Diluted	$.38	$.22	$1.02	$1.37
Weighted average number of shares
Basic	43,490	44,317	43,926	42,282
Diluted	45,083	45,885	45,167	43,949

(1)  Certain prior year amounts have been reclassified to conform to the 2003 presentation (See Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY
(In thousands)
(unaudited)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2002	44,416	$445	$277,912	$387,555	$(1,629)	$(795)	$663,488
Exercise of stock options	154	2	934	—	—	—	936
Stock-based compensation	47	—	(165)	—	—	734	569
Purchase of treasury stock	(1,047)	—	—	—	—	(13,734)	(13,734)
Comprehensive income:
Net income	—	—	—	45,967	—	—	45,967
Change in fair value of derivatives, net of tax	—	—	—	—	1,079	—	1,079

Total comprehensive income							47,046

Balance at September 30, 2003	43,570	$447	$278,681	$433,522	$(550)	$(13,795)	$698,305

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2001	36,382	$365	$139,193	$282,739	$(2,457)	$(795)	$419,045
Issuance of common stock, net	7,935	79	138,122	—	—	—	138,201
Comprehensive income:
Net income	—	—	—	60,249	—	—	60,249
Change in fair value of derivatives, net of tax	—	—	—	—	374	—	374

Total comprehensive income							60,623

Balance at September 30, 2002	44,317	$444	$277,315	$342,988	$(2,083)	$(795)	$617,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$45,967	$60,249
Adjustments to reconcile net income to net cash used in operating activities:
Expenses related to early repayment of debt	—	3,282
Deferred income taxes	6,830	2,269
Depreciation and amortization	9,920	8,854
Earnings from investments in joint ventures	(701)	(84)
Changes in assets and liabilities:
Restricted cash	(5,049)	(2,568)
Contracts receivable	93,808	(49,171)
Mortgages held for sale and accounts receivable	16,771	(2,504)
Real estate inventories	(146,897)	(198,440)
Other assets	(24,261)	(7,176)
Accounts payable and other liabilities	(56,699)	3,129
Customer deposits	(39,804)	11,060

Net cash used in operating activities	(100,115)	(171,100)

Cash flows from investing activities:
Additions to mortgage notes receivable	(20,860)	(3,021)
Proceeds from repayment of mortgage notes receivable	9,367	4,557
Additions to property and equipment, net	(40,137)	(26,891)
Contributions to investments in joint ventures, net	(6,936)	(4,923)

Net cash used in investing activities	(58,566)	(30,278)

Cash flows from financing activities:
Repayments on senior secured credit facility term loan	—	(250,000)
Net (repayments) borrowings on senior unsecured credit facility	(44,935)	79,560
Proceeds from borrowings on mortgages and notes payable	131,771	123,097
Repayment of mortgages and notes payable	(186,876)	(103,355)
Proceeds from issuance of senior subordinated notes	125,000	200,000
Proceeds from issuance of contingent convertible senior subordinated notes	125,000	—
Debt issue costs	(5,304)	(7,277)
Advances on community development district obligations	19,865	1,680
Payments on community development district obligations	(1,821)	(4,700)
Net proceeds from issuance of common stock	—	138,201
Proceeds from exercise of stock options	936	—
Purchase of treasury stock	(13,734)	—
Stock-based compensation and other	569	—

Net cash provided by financing activities	150,471	177,206

Net decrease in cash and cash equivalents	(8,210)	(24,172)
Cash and cash equivalents at beginning of year	49,789	57,993

Cash and cash equivalents at end of period	$41,579	$33,821

Non-cash activity:
Notes payable in connection with land acquisition	$—	$10,000
Commitment liability in connection with land acquisitions	20,194	—
Community development district obligations assumed by end user	2,883	1,571
Increase in estimated community development district obligations	6,581	593

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands, except per share data)

1.	Basis of Presentation

The condensed consolidated financial statements and notes of WCI Communities, Inc. (the Company) as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2002 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. In the three and nine months ended September 30, 2003 and 2002, amortization of previously capitalized interest and real estate taxes have been reclassified from interest expense and real estate tax expense to homebuilding, amenity membership and operations, real estate services, and land cost of sales. Equity in (losses) earnings from joint ventures and other income have been reclassified from real estate services and land sales to other income and expenses. Interest income and expense related to mortgage banking has been reclassified from other income and interest expense, respectively, to real estate services net revenue, which is included in real estate services and land sales. These reclassifications have no impact on net income.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statements of income for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.	Stock-Based Compensation

The Company has elected to use APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation costs are recorded upon issuance or exercise of stock options. Had the Company elected to recognize compensation expense under the fair value method under Statement of Financial Accounting Standards (SFAS) 123 “Accounting for Stock Based Compensation,” pro forma net income would be as follows:

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
As reported	$17,110	$10,289	$45,967	$60,249
Less: Total stock-based compensation expense, net of tax	(305)	(220)	(914)	(660)

Pro forma	$16,805	$10,069	$45,053	$59,589

Earnings per share:
As reported
Basic	$.39	$.23	$1.05	$1.42
Diluted	$.38	$.22	$1.02	$1.37
Pro forma
Basic	$.39	$.23	$1.03	$1.41
Diluted	$.37	$.22	$1.00	$1.36

These pro forma amounts may not be representative of the effect on pro forma net income in future years, since the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

3.	New Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS 145. In addition to rescinding SFAS 4, 44 and 64 and amending SFAS 13, SFAS 145 requires all gains and losses from extinguishment of debt to be included as an item of income from continuing operations in accordance with APB 30. As a result of the adoption of SFAS 145, the Company reclassified $3,282 for the nine months ended September 30, 2002 to expenses related to early repayment of debt. A tax benefit of $1,266 was reclassified to income tax expense for the same period.

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

Effective October 9, 2003, the FASB issued a FASB Staff Position on FIN 46 deferring the effective date until the end of the first interim or annual period ending after December 15, 2003 if interests in a VIE or potential VIE were acquired before February 1, 2003 and financial statements reporting a VIE in accordance with FIN 46 have not been issued. The Company believes it meets these conditions and will defer full adoption of FIN 46 for all VIEs created before January 31, 2003 until the fourth quarter of 2003. However, adoption of FIN 46 is required to be implemented for all VIEs created after January 31, 2003.

Based on the provisions of FIN 46, the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit, enters into a partnership arrangement or is contractually obligated under a community development district, a VIE may be created. The amount of community development district and improvement district bond obligations issued and outstanding with respect to the Company’s communities totaled $148,521 at September 30, 2003. The Company has accrued $51,427 as of September 30, 2003, as its estimate of the amount of bond obligations that it may be required to fund.

In accordance with FIN 46, the Company completed an analysis of its land option contracts and other contractual arrangements entered into on or after February 1, 2003. Based on the analysis, the Company has determined its interests in VIEs acquired on or after February 1, 2003 do not result in significant variable

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands, except per share data)

interests or require consolidation. The Company is in the process of assessing its interests in VIEs in existence prior to February 1, 2003. Depending upon the specific terms or conditions of such entities, the Company may be required to consolidate certain VIEs in subsequent periods. The Company will complete its assessment by December 31, 2003. See Note 7.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the Company’s interim period beginning July 1, 2003. Effective October 29, 2003, the FASB deferred the provisions of SFAS 150 that impact classification and measurement of mandatorily redeemable minority interests that may result under the provisions of FIN 46 and the potential consolidation of certain joint ventures. See Note 7. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations; however, the Company cannot make any definitive conclusions until it completes its evaluation of its unconsolidated joint ventures under the provisions of FIN 46.

4.	Segment Information

The Company operates in four principal business segments: Mid- and High-rise Homebuilding; Single- and Multi-family Homebuilding, which includes sales of lots; Amenity Membership and Operations; and Real Estate Services, which includes real estate brokerage, mortgage banking, title and property management operations. Land sales have been disclosed for purposes of additional analysis. The amount of previously capitalized interest included in cost of sales of each segment, thereby reducing segment gross margin, is also presented for purposes of additional analysis. Asset information by business segment is not presented, since the Company does not prepare such information.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands, except per share data)

Three months ended September 30, 2003

	Mid- and	Single- and Multi-family		Amenity	Real
	High-rise			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals

Revenues	$127,454	$159,520	$1,000	$10,838	$28,882	$2,747	$330,441
Gross margin	31,219	38,256	340	(357)	4,866	1,039	75,363
Previously capitalized interest included in cost of sales	2,835	2,533	72	7	—	138	5,585

Three months ended September 30, 2002

	Mid- and	Single- and Multi-family		Amenity	Real
	High-rise			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals

Revenues	$73,928	$112,127	$5,885	$13,745	$22,820	$7,368	$235,873
Gross margin	21,478	24,151	2,599	2,317	2,832	1,822	55,199
Previously capitalized interest included in cost of sales	1,613	2,379	474	—	—	436	4,902

Nine months ended September 30, 2003

	Mid- and	Single- and Multi-family		Amenity	Real
	High-rise			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals

Revenues	$381,710	$337,118	$1,954	$42,941	$84,237	$29,057	$877,017
Gross margin	105,217	79,975	372	4,364	14,123	8,496	212,547
Previously capitalized interest included in cost of sales	8,670	5,655	131	252	—	1,267	15,975

Nine months ended September 30, 2002

	Mid- and	Single- and Multi-family		Amenity	Real
	High-rise			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals

Revenues	$361,583	$260,963	$11,435	$49,043	$66,756	$11,145	$760,925
Gross margin	132,127	57,911	5,332	10,063	8,977	2,973	217,383
Previously capitalized interest included in cost of sales	5,300	5,081	926	—	—	497	11,804

See the condensed consolidated statements of income for a reconciliation of gross margin to consolidated income before income taxes for the three months and nine months ended September 30, 2003 and 2002.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands, except per share data)

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	September 30,	December 31,
	2003	2002

Land and land improvements	$475,852	$467,120
Investments in amenities	63,002	42,968
Work in progress:
Towers	175,265	155,315
Homes	245,122	170,090
Completed inventories:
Towers	129,172	86,217
Homes	61,971	55,814

	$1,150,384	$977,524

Real estate inventories consist of land and land improvements, investments in amenities and tower residences and homes that are under construction or completed. Work in progress includes tower units and homes finished, sold and ready for delivery and tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had approximately 130 and 190 completed single and multi-family homes at September 30, 2003 and December 31, 2002, respectively. We had approximately 160 and 130 completed tower residences at September 30, 2003 and December 31, 2002, respectively.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands, except per share data)

6.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Total interest incurred	$17,479	$17,300	$51,606	$48,687
Debt issue cost amortization	769	698	2,191	2,584
Interest capitalized	(8,603)	(9,621)	(27,942)	(28,764)

Interest expense, net	$9,645	$8,377	$25,855	$22,507

Previously capitalized interest included in cost of sales	$5,585	$4,902	$15,975	$11,804

7.	Investments in Joint Ventures

The Company has investments in seven joint ventures which are engaged in amenity operations, development of multi-family timeshare units and real estate projects. The Company does not guarantee the debt or other obligations of these ventures. The aggregate condensed financial information of the investment joint ventures is summarized below:

	September 30,	December 31,
	2003	2002

Assets
Club facilities, property and equipment, net	$75,465	$80,733
Real estate inventories	49,308	33,385
Other assets	17,160	10,415

Total assets	$141,933	$124,533

Liabilities and Partners’ Capital
Total liabilities	$20,368	$23,120
Capital - other partners	59,686	49,956
Capital - the Company	61,879	51,457

Total liabilities and partners’ capital	$141,933	$124,533

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Combined Results of Operations
Revenues	$4,084	$5,702	$27,967	$28,090

Net (loss) income	$(2,627)	$(1,574)	$3,006	$1,616

The Company’s equity in (losses) earnings from unconsolidated joint ventures is based upon its ownership interests, which ranges from 49% to 51%.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands, except per share data)

There were no joint ventures entered into or modified after January 31, 2003. The Company is in the process of evaluating the unconsolidated joint ventures entered into prior to February 1, 2003 that may be potential VIEs, under the provisions of FIN 46 and require consolidation for the year ended December 31, 2003. The Company has not determined the impact of adopting FIN 46 for its joint ventures that were entered into prior to January 31, 2003. The adoption of FIN 46 may require the consolidation of the assets, liabilities and operations of certain of its joint ventures. At September 30, 2003, the Company’s maximum exposure to loss with regard to unconsolidated joint ventures was its $55,063 recorded investment in these joint ventures. Although the Company does not believe the full adoption of FIN 46 will have a material effect on its financial statements, the Company cannot make any definitive conclusion until it completes its evaluation.

8.	Shareholders’ Equity

In addition to its common stock, the Company has 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding including the dilutive effect of stock options and grants. For the third quarter of 2003, all stock options were included in the computation of diluted earnings per share.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic weighted average shares	43,490	44,317	43,926	42,282
Dilutive stock options and grants	1,593	1,568	1,241	1,667

Diluted weighted average shares	45,083	45,885	45,167	43,949

9.	Debt

In August 2003, the Company issued $125,000 of 4.0% contingent convertible senior subordinated notes (the 4% Notes) due 2023 in a private placement. The 4% Notes mature August 5, 2023 and interest is payable semi-annually in arrears commencing on February 5, 2004. The 4% Notes are subordinated to all existing and future senior debt. Proceeds from the offering were used to repay $9,341 of mortgages and notes payable and approximately $111,900 of the outstanding balance of the senior unsecured credit facility.

The Company has the right to redeem all or some of the 4% Notes under certain circumstances beginning in August 2008. Holders may require the Company to repurchase the 4% Notes in August 2008, 2013 and 2018 and upon the occurrence of certain designated events. The 4% Notes can be converted into the Company’s common stock at a conversion price per share of $27.57 which is equal to a conversion rate of approximately 36.2713 per $1,000 principal amount of the 4% Notes under certain circumstances prior to the maturity date. The 4% Notes are convertible at the holder’s option prior to the maturity date under the following circumstances: (1) during any calendar quarter, if the closing sale price of the Company’s common stock price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price per share ($27.57) on the 30th trading day, (2) if the Company has called the 4% Notes for redemption and the redemption has not yet occurred, (3) subject to certain exemptions, during the five trading day period

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands, except per share data)

after any five consecutive trading day period in which the average trading price of the 4% Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s common stock on that day multiplied by the number of shares of the Company’s common stock issuable upon conversion of $1,000 principal amount of the 4% Notes, (4) reduction of credit rating below B- or B1, credit rating suspended or withdrawn or credit agencies no longer rating the 4% Notes, or (5) upon the occurrence of certain corporate transactions.

In September 2003, the Company issued $125,000 of 7-7/8% senior subordinated notes (the 7-7/8% Notes) in a private placement. The 7-7/8% Notes mature October 1, 2013 and interest is payable semi-annually in arrears commencing on April 1, 2004. The 7-7/8% Notes are subordinated to all existing and future senior debt. The 7-7/8% Notes indenture contains certain financial and operational covenants that may limit the Company’s and its’ subsidiaries to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments. Proceeds from the offering were used to repay $123,750 of the outstanding balance of the senior unsecured credit facility.

10.	Comprehensive Income

          The following table presents the components of comprehensive income:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$17,110	$10,289	$45,967	$60,249
Change in fair value of derivatives, net of tax	355	53	1,079	374

Comprehensive income	$17,465	$10,342	$47,046	$60,623

11.	Supplemental Guarantor Information

Obligations to pay principal and interest on the Company’s senior subordinated notes are guaranteed fully and unconditionally by the Company’s wholly-owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. The Company’s non-guarantor subsidiaries, are considered minor and accordingly are not presented separately in the consolidating financial information. Supplemental condensed consolidating financial information of the Company’s guarantors is presented below.

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets
Cash and cash equivalents	$32,026	$9,553	$—	$41,579
Restricted cash	489	25,137	—	25,626
Contracts receivable	182,372	238,841	—	421,213
Mortgage notes and accounts receivable	27,638	62,061	(10,379)	79,320
Real estate inventories	795,742	354,642	—	1,150,384
Property and equipment	56,283	101,330	—	157,613
Investment in guarantor subsidiaries	382,774	—	(382,774)	—
Other assets	256,824	80,773	(173,881)	163,716

Total assets	$1,734,148	$872,337	$(567,034)	$2,039,451

Liabilities and Shareholders Equity
Accounts payable and other liabilities	$181,183	$454,535	$(174,085)	$461,633
Senior unsecured credit facility	—	—	—	—
Mortgages and notes payable	50,666	35,028	(10,175)	75,519
Senior subordinated notes	803,994	—	—	803,994

	1,035,843	489,563	(184,260)	1,341,146
Shareholders’ equity	698,305	382,774	(382,774)	698,305

Total liabilities and shareholders’ equity	$1,734,148	$872,337	$(567,034)	$2,039,451

	December 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Assets
Cash and cash equivalents	$40,127	$9,662	$—	$49,789
Restricted cash	940	19,637	—	20,577
Contracts receivable	227,227	287,794	—	515,021
Mortgage notes and accounts receivable	15,048	71,540	(1,990)	84,598
Real estate inventories	558,403	419,121	—	977,524
Property and equipment	47,403	79,749	—	127,152
Investment in guarantor subsidiaries	323,527	—	(323,527)	—
Other assets	315,368	71,776	(257,913)	129,231

Total assets	$1,528,043	$959,279	$(583,430)	$1,903,892

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$214,423	$554,128	$(258,103)	$510,448
Senior unsecured credit facility	44,935	—	—	44,935
Mortgages and notes payable	50,800	81,624	(1,800)	130,624
Senior subordinated notes	554,397	—	—	554,397

	864,555	635,752	(259,903)	1,240,404

Shareholders’ equity	663,488	323,527	(323,527)	663,488

Total liabilities and shareholders’ equity	$1,528,043	$959,279	$(583,430)	$1,903,892

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$191,895	$138,546	$—	$330,441
Total costs of sales	170,426	84,652	—	255,078

Gross margin	21,469	53,894	—	75,363
Total other income and expenses, net	24,319	23,180	—	47,499

(Loss) income before income taxes and equity in income of guarantor subsidiaries	(2,850)	30,714	—	27,864
Income tax (benefit) expense	(1,167)	11,921	—	10,754
Equity in income of guarantor subsidiaries, net of tax	18,793	—	(18,793)	—

Net income	$17,110	$18,793	$(18,793)	$17,110

	For the three months ended September 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$122,859	$113,014	$—	$235,873
Total costs of sales	94,273	86,401	—	180,674

Gross margin	28,586	26,613	—	55,199
Total other income and expenses, net	32,061	6,172	—	38,233

(Loss) income before income taxes and equity in income of guarantor subsidiaries	(3,475)	20,441	—	16,966
Income tax (benefit) expense	(838)	7,515	—	6,677
Equity in income of guarantor subsidiaries, net of tax	12,926	—	(12,926)	—

Net income	$10,289	$12,926	$(12,926)	$10,289

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$437,963	$439,054	$—	$877,017
Total costs of sales	381,346	283,124	—	664,470

Gross margin	56,617	155,930	—	212,547
Total other income and expenses, net	84,621	52,816	—	137,437

(Loss) income before income taxes and equity in income of guarantor subsidiaries	(28,004)	103,114	—	75,110
Income tax (benefit) expense	(11,744)	40,887	—	29,143
Equity in income of guarantor subsidiaries, net of tax	62,227	—	(62,227)	—

Net income	$45,967	$62,227	$(62,227)	$45,967

	For the nine months ended September 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$392,987	$367,938	$—	$760,925
Total costs of sales	277,132	266,410	—	543,542

Gross margin	115,855	101,528	—	217,383
Total other income and expenses, net	105,575	12,991	—	118,566

Income before income taxes and equity in income of guarantor subsidiaries	10,280	88,537	—	98,817
Income tax expense	4,408	34,160	—	38,568
Equity in income of guarantor subsidiaries, net of tax	54,377	—	(54,377)	—

Net income	$60,249	$54,377	$(54,377)	$60,249

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:
Net income	$45,967	$62,227	$(62,227)	$45,967
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	3,608	(21)	3,243	6,830
Depreciation and amortization	5,428	4,492	—	9,920
Losses (earnings) from investments in joint ventures	234	(935)	—	(701)
Equity in earnings of guarantor subsidiaries	(62,227)	—	62,227	—
Distributions from parent (contributions to guarantor subsidiaries), net	2,980	(2,980)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	39,884	62,306	8,389	110,579
Real estate inventories	(212,286)	65,389	—	(146,897)
Other assets	59,380	(4,658)	(84,032)	(29,310)
Accounts payable and other liabilities	(61,314)	(115,964)	80,775	(96,503)

Net cash (used in) provided by operating activities	(178,346)	69,856	8,375	(100,115)

Cash flows from investing activities:
Proceeds from mortgages and notes receivable, net	(7,619)	(3,874)	—	(11,493)
Additions to property and equipment, net	(12,498)	(27,639)	—	(40,137)
Distributions from (contributions to) investments in joint ventures, net	2,316	(9,252)	—	(6,936)

Net cash used in investing activities	(17,801)	(40,765)	—	(58,566)

Cash flows from financing activities:
Net repayments on senior unsecured credit facility	(44,935)	—	—	(44,935)
Net repayments on mortgages and notes payable	(134)	(46,596)	(8,375)	(55,105)
Proceeds from issuance of senior subordinated notes	250,000	—	—	250,000
Other	(16,885)	17,396	—	511

Net cash provided by (used in) financing activities	188,046	(29,200)	(8,375)	150,471

Net decrease in cash and cash equivalents	(8,101)	(109)	—	(8,210)
Cash and cash equivalents at beginning of year	40,127	9,662	—	49,789

Cash and cash equivalents at end of period	$32,026	$9,553	$—	$41,579

WCI COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003
(In thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:
Net income	$60,249	$54,377	$(54,377)	$60,249
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expenses related to early repayment of debt	2,483	799	—	3,282
Deferred income taxes	(2,439)	(7)	4,715	2,269
Depreciation and amortization	4,138	4,716	—	8,854
Losses (earnings) from investments in joint ventures	808	(892)	—	(84)
Equity in earnings of guarantor subsidiaries	(54,377)	—	54,377	—
(Contributions to guarantor subsidiaries) distributions from parent, net	(1,097)	1,097	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(6,992)	(49,753)	5,070	(51,675)
Real estate inventories	(145,544)	(52,896)	—	(198,440)
Other assets	(38,617)	(1,115)	29,988	(9,744)
Accounts payable and other liabilities	(17,924)	66,886	(34,773)	14,189

Net cash (used in) provided by operating activities	(199,312)	23,212	5,000	(171,100)

Cash flows from investing activities:
Proceeds from repayment of mortgages and notes receivable, net	936	600	—	1,536
Additions to property and equipment, net	(9,888)	(17,003)	—	(26,891)
Contributions to investment in joint ventures, net	(200)	(4,723)	—	(4,923)

Net cash used in investing activities	(9,152)	(21,126)	—	(30,278)

Cash flows from financing activities:
Repayments on senior secured credit facilities	(250,000)	—	—	(250,000)
Net borrowings on senior unsecured credit facility	79,560	—	—	79,560
Net borrowings (repayments) on mortgages and notes payable	32,375	(7,633)	(5,000)	19,742
Proceeds from issuance of senior subordinated notes	200,000	—	—	200,000
Net proceeds from issuance of common stock	138,201	—	—	138,201
Other	(9,336)	(961)	—	(10,297)

Net cash provided by (used in) financing activities	190,800	(8,594)	(5,000)	177,206

Net decrease in cash and cash equivalents	(17,664)	(6,508)	—	(24,172)
Cash and cash equivalents at beginning of year	45,382	12,611	—	57,993

Cash and cash equivalents at end of period	$27,718	$6,103	$—	$33,821

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2003 compared to three and nine months ended September 30, 2002

Overview

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Revenues	$330,441	$235,873	$877,017	$760,925
Gross margin (a)	$75,363	$55,199	$212,547	$217,383
Net income	$17,110	$10,289	$45,967	$60,249

For the three and nine months ended 2003, we achieved a 40.1% and 15.3% increase in revenues, respectively. The increase in revenues for each respective period was driven primarily by (1) a 42.3% and 29.2% increase in single- and multi-family homebuilding revenues, (2) a 72.4% and 5.6% increase in mid- and high-rise homebuilding revenues, (3) a 26.6% and 26.2% increase in real estate services revenues, and (4) offset by a 21.1% and 12.4% decrease in amenity membership and operations revenues. Revenues for the nine months ended 2003 were also positively impacted by an increase in land sales.

The increase in gross margin and net income for the three months ended 2003 was primarily due to (1) a 58.4% increase in single- and multi-family homebuilding gross margin, (2) a 45.4% increase in mid- and high-rise homebuilding gross margin, (3) a 71.8% increase in real estate services gross margin, and (4) offset by a minimal loss occurring in the amenity membership and operations division. The decline in gross margin and net income for the nine month period was primarily due to lower gross margins in the mid- and high-rise homebuilding and amenity membership and operations divisions. Net income for the three and nine months ended was impacted by the increase in selling, general and administrative (SG&A) expenses, real estate tax expense and interest expense. The increases in SG&A were consistent with management’s plans and are primarily associated with the growth in revenues. The increase in real estate tax expense was due primarily to the increase in land and finished tower inventory. The increase in interest expense was due to the increase in the effective interest rate due to the Company’s increased reliance upon long-term fixed rate debt. The comparisons described above for the three and nine months ended 2003 were affected by the 2002 reversal of $35.4 million in mid-rise and high-rise revenue and $12.9 million of related gross margin due to the default of 5 and cancellation of 48 tower unit contracts.

(a)  Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of income for a reconciliation of gross margin to consolidated income before income taxes for each period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding

Single- and multi-family

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Revenues	$159,520	$112,127	$337,118	$260,963
Gross margin	$38,256	$24,151	$79,975	$57,911
Gross margin percentage	24.0%	21.5%	23.7%	22.2%
Homes closed (units)	427	356	956	828
Average selling price per home closed	$374	$315	$353	$315
Lot revenues	$1,000	$5,885	$1,954	$11,435
Net new orders for homes (units)	369	363	1,188	1,379
Contract values of new orders	$175,222	$117,783	$530,766	$446,314
Average selling price per new order	$475	$324	$447	$324

	As of September 30,

	2003	2002

Backlog (units)	1,101	1,167
Backlog contract values	$534,074	$452,456
Average sales price of units in backlog	$485	$388
Active selling communities	14	15

Revenues increased 42.3% and 29.2% for the three and nine months ended, respectively, primarily due to increases in both the number of homes delivered and the average selling price. We recorded initial deliveries of 145 and 285 homes for the three and nine months ended 2003, in three of our communities located in the Palm Beach, Central and Southwest regions, offset by a 74 and 157 decrease in deliveries primarily in close-out communities, respectively. The average selling price per home closed in these periods increased as a result of closing a larger proportion of homes in our higher-priced communities. Lot revenues decreased 83.0% and 82.9% for the three and nine months, respectively, primarily due to the close-out of one community located in our Palm Beach region. For the remainder of 2003, we expect two new communities will begin delivering homes.

Gross margin percentage increased 250 and 150 basis points for the three and nine months, respectively, due primarily to an increase in the average selling price per home closed, which reflects the sale of larger homes with more features and, consequently, higher margins. The gross margin for the three months ended 2003 was also positively impacted by the initial delivery of high-margin units in a community located in the Southwest region. In addition, the gross margin for the nine months ended 2003 was positively impacted by the initial delivery of high-margin units in a community located in the Palm Beach region.

Contract values of new orders increased 48.8% and 18.9% for the three and nine months, respectively, due primarily to an increase in the average sales price. The 46.6% and 38.0% increase in the average sales price per new order for the respective periods was primarily due to sales in two recently introduced higher-priced communities and demand for higher-priced homes at certain existing communities. The 18.0% increase in backlog contract values reflects a 25.0% increase in the average sales price of homes under contract to $485,000 in 2003 compared to $388,000 in 2002.

Our ability to sell homes and raise home prices in the future may be adversely impacted by any significant declines in economic and stock market conditions or softening in the demand for certain new home offerings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Mid- and high-rise

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Revenues	$127,454	$73,928	$381,710	$361,583
Gross margin	$31,219	$21,478	$105,217	$132,127
Gross margin percentage	24.5%	29.1%	27.6%	36.5%
Net new orders (units)	118	200	331	360
Contract values of new orders	$129,696	$156,326	$459,398	$345,500
Average selling price per new order	$1,099	$782	$1,388	$960
Towers under construction recognizing revenue	10	11	16	15

	As of September 30,

	2003	2002

Cumulative contracts (units)	814	805
Cumulative contract values	$880,806	$908,535
Less: Cumulative revenues recognized	(425,034)	(448,886)

Backlog contract values	$455,772	$459,649

Average sales price of units in backlog	$1,082	$1,129

Revenues increased 72.4% and 5.6% for the three and nine months ended, respectively. The increase in revenues for the three months ended was due primarily to the incremental increase from towers recognizing percentage of completion revenues in both 2003 and 2002 and differences between periods in the timing of initial revenue recognition on towers commencing construction. In the three month period ended 2003, one tower containing a total of 38 sold units reported approximately $22.5 million of initial revenues, compared to one tower containing a total of 14 sold units reporting approximately $3.7 million of initial revenues in the three months ended 2002. The tower revenues for the three and nine months ended also were favorably impacted by a $12.7 million and $31.8 million, increase in the delivery of previously unsold tower units, respectively.

Gross margin percentage for the three and nine months ended declined to 24.5% and 27.6% from 29.1% and 36.5% for the same periods in 2002, respectively. In addition to the net $2.2 million increase to our allowance for collectibility of contracts receivable for the nine months ended 2003, the decline in the gross margin percentage in each period was primarily due to an anticipated change in the mix of units sold and in backlog toward lower-priced, lower-margin units, and a $2.8 million increase in warranty and completion costs recorded in the three months ended 2003 related to three recently completed towers.

In addition to the items noted above, favorable period over period comparisons of revenues and gross margin were impacted by the Company’s business decision to grant recission on 48 tower units and the default by customers on closing of 5 tower units in the quarter ended September 30, 2002 as previously reported. The resulting impact reduced 2002 revenue and gross margin by $35.4 million and $12.9 million, respectively.

Contract values of new orders for the three and nine months ended declined 17.0% and increased 33.0%, respectively. The decline in contract values for the three months ended was primarily due to four buildings converting to contract in 2003 compared to seven buildings in 2002. The increase in contract values for the nine months ended 2003 was favorable due to the conversion to firm contract of 121 units with an average selling price of $2.0 million in the Veracruz tower located on the Southwest coast of Florida.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase in backlog contract values was due primarily to the Veracruz tower contract conversion offset by reductions in both cumulative contract values and cumulative revenues recognized in the towers under construction, which reflects the completion and delivery of units in eight towers during 2003. The decrease in cumulative contract values reflects a 4.2% decrease in the average sales price of units in backlog.

Our ability to sell tower units in the future may be adversely impacted by market conditions that have slowed absorption of higher priced units.

Amenity membership and operations

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Equity membership and marina slip revenues	$3,658	$6,059	$16,795	$19,192
Membership dues and amenity service revenues	$7,180	$7,686	$26,146	$29,851
Total amenity gross margin	$(357)	$2,317	$4,364	$10,063
Amenity gross margin percentage	(3.3%)	16.9%	10.2%	20.5%

Equity membership and marina slip revenues for the three and nine months ended decreased 39.6% and 12.5%, respectively. The decrease in revenues for the three months ended was the result of (1) a $1.8 million decline in marina slip revenues primarily due to the sell-out of marina slips at our Gulf Harbour community that occurred in 2002, and (2) reduced availability of equity memberships in our Southeast region due to the bulk sale of all remaining memberships at the Deering Bay Club that occurred in the second quarter of 2003.

The decrease in equity membership and marina slip revenues for the nine months ended was the result of (1) a $3.2 million decline in marina slip revenues primarily due to the sell-out of marina slips at our Gulf Harbour community that occurred in 2002, (2) a $4 million decline in luxury equity membership sales at our existing amenity clubs, and (3) offset by $5.2 million recognized on the bulk sale of all remaining memberships at the Deering Bay Club that occurred in the second quarter of 2003. The sale of luxury equity memberships continues to be affected by slowing demand.

Membership dues and amenity operations revenues decreased 6.6% and 12.4% for the three and nine months, respectively. The decrease in revenues for the three and nine months, respectively, was primarily due to a $1.5 million and $6.3 million decrease related to the turnover of two clubs located in the Southwest region to its members, offset by a $1.0 million and $2.6 million increase in revenues from several new and existing club facilities.

The decline in total amenity gross margins was primarily due to the declines in sales of luxury equity memberships and marina slips, and increased start-up deficits associated with new amenity operations.

Future amenity gross margin may be adversely impacted by the reduced availability of marina slips, slowing demand for marina slips and equity memberships due to general market conditions and increased start-up deficits associated with new amenity operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real estate services and land sales

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Real Estate Services:
Revenues	$28,882	$22,820	$84,237	$66,756
Gross margin	$4,866	$2,832	$14,123	$8,977
Gross margin percentage	16.8%	12.4%	16.8%	13.4%
Land Sales:
Revenues	$2,747	$7,368	$29,057	$11,145
Gross margin	$1,039	$1,822	$8,496	$2,973
Gross margin percentage	37.8%	24.7%	29.2%	26.7%

Real Estate Services

Real estate services revenues, including real estate brokerage, mortgage banking, title and property management operations increased 26.6% and 26.2% for the three and nine months ended, respectively. The increase in the respective periods was primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations. Prudential Florida WCI Realty brokerage transaction volume increased 18.3% to 2,539 from 2,147 in the third quarter of 2002, and 17.8% to 7,317 from 6,210 for the nine months ended 2002. The average Prudential Florida WCI Realty brokerage transaction price increased 12.0% for the three and nine months ended 2003 compared to the same periods in 2002. The increase in gross margins for the three and nine months ended was primarily due to the growth in volume of higher-margin transactions in the real estate brokerage and mortgage banking businesses and prudent cost management in general.

Land Sales

Land sales are incidental to our overall operations and are expected to continue in the future, but may significantly fluctuate. The increase in revenues for the nine months ended was primarily attributable to the sale of non-strategic parcels located in our Southeast and Palm Beach regions. Land sales gross margin percentage for the three months ended 2003 increased due primarily to the change in mix and location of the parcels. Land sales gross margins for the nine months ended 2003 were $13.8 million before adjustments of $5.3 million for community development district obligations and estimated costs to complete development activities in two closed-out non-homebuilding communities.

Other Income and Expense

Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 25.7% to $34.8 million and 19.0% to $107.6 million for the three and nine months ended, respectively. The increase for the three months ended 2003 was primarily due to a 15.2% and 39.3% increase in general and administrative (G&A) costs and marketing expenditures, respectively. The increase for the nine months ended was primarily due to an 18.8% and 14.3% increase in G&A and marketing expenditures, respectively. G&A for the three months increased due to a 7.3% and 39.9% increase in salary, wages and benefits and professional and legal fees, respectively. G&A for the nine months increased due to a 7.0%, 21.5% and 36.0% increase in salary, wages and benefits, professional and legal fees and insurance, respectively. The increase in G&A was expected with the planned growth in our business. Marketing expenditures increased primarily due to increased advertising in new and existing communities. As a percentage of total revenues, SG&A for the three and nine months ended was 10.5% and 12.3% compared to 11.7% and 11.9% for the same periods in 2002. We expect that our full year SG&A rate will be approximately 10% - 11% of total revenues. Interest expense, net of capitalization, increased 15.1% and 14.9% for the three and nine months ended, respectively. The increase in the respective periods was primarily due to the increase in interest incurred and a slight

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

decline in the amount of interest capitalized. Interest incurred increased primarily as a result of the increase in the effective interest rate due to the Company’s planned greater reliance upon long-term fixed rate debt as a source of capital.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of September 30, 2003, we had cash and cash equivalents of $41.6 million, $405.0 million undrawn under our existing senior credit facility and $20.6 million committed pursuant to letters of credit.

Net cash used in operations declined $71.0 million for the nine months ended September 30, 2003, as compared to the same period in 2002. Net real estate inventory additions are primarily related to single- and multi-family home inventories that are under contract for delivery during the next six-to-nine months, unsold tower and traditional homes, land and construction development activities, and land acquisitions. Land acquisitions were approximately $37.8 million for the nine months ended September 30, 2003 compared to $53.2 million in 2002. We expect real estate inventories will continue to increase as we are currently developing several master planned communities and towers and negotiating and searching for additional opportunities to obtain control of land for future communities. During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of September 30, 2003, we had non-refundable deposits and/or letters of credits on contracts or options aggregating $94.8 million to acquire approximately 760 acres of land that are expected to yield approximately 3,000 residential units. Of this amount, approximately $20.0 million of land under option is now under development and has been recorded in inventory and other liabilities.

Contracts receivable decreased $93.8 million during the nine-month period reflecting the collection of receivables from delivery of units in eight towers completed through September 30, 2003, a $2.2 million increase to the allowance for collectibility of contracts receivables offset by the increase in receivables related to tower units under contract that are now being constructed. We expect to collect additional receivables during the next three-to-nine months as five towers are planned to be completed, allowing delivery of units to residents. Historically, approximately 1% to 2% of firm contacts have resulted in default upon tower completion. However, the recent slowdown in the luxury tower market may indicate an increase in potential contract defaults for those tower units with a significant proportion of purchasers who intend to use those units for second homes and/or investment properties. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

Investing activities for the nine months ended September 30, 2003, primarily consisted of $40.1 million of net additions to property and equipment compared to net additions of $26.9 million in the same period in 2002. We anticipate cash used in investing activities will continue to increase with development of current and future amenity operations.

Financing activities provided cash of $150.5 million for the nine months ended September 30, 2003, compared to cash provided of $177.2 million in the same period in 2002. The net cash inflow for the nine months ended September 30, 2003 was related to net borrowings of $144.7 million and an $18.0 million increase in community development district obligations, offset by the repurchase of 1.0 million shares of common stock for $13.0 million.

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

In August 2003, the Company issued $125.0 million of 4.0% contingent convertible senior subordinated notes (the 4% Notes) due 2023 in a private placement. The 4% Notes mature August 5, 2023 and interest is payable semi-annually in arrears commencing on February 5, 2004. The 4% Notes are subordinated to all existing and future senior debt. Proceeds from the offering were used to repay $9.3 million of mortgages and notes payable and used the balance of the net proceeds to repay approximately $111.9 million of the outstanding balance of the senior unsecured credit facility. See the notes to the condensed consolidated financial statements for additional disclosures.

In September 2003, the Company issued $125.0 million of 7-7/8% senior subordinated notes (the 7-7/8% Notes) in a private placement. The 7-7/8% Notes mature October 1, 2013 and interest is payable semi-annually in arrears commencing on April 1, 2004. The 7-7/8% Notes are subordinated to all existing and future senior debt. The 7-7/8% Notes indenture contains certain financial and operational covenants that may limit the Company’s and its subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. Proceeds from the offering were used to repay $123.8 million of the outstanding balance of the senior unsecured credit facility.

Our senior credit facility provides for a $350.0 million revolving loan, which may increase to $425.0 million if certain conditions are met. In June 2003, the commitment amount was increased to $405.0 million. The loan matures June 30, 2005, subject to a one-year extension at our election, and allows for prepayments and additional borrowing to the maximum amount, provided an adequate borrowing base is maintained. The loan allows an allocation of the unused balance for issuance of a maximum of $75.0 million of stand-by letters of credit. The initial interest rate is the lender’s prime rate or the LIBOR base rate plus a spread of 180 basis points, payable in arrears. The LIBOR base rate can be reduced by up to 30 basis points or increased by 20 basis points if the credit rating of the facility is revised. The principal financial covenants include the following, as defined in the credit facility: (1) Minimum Adjusted Tangible Net Worth may not be less than $575.0 million plus 50% of positive net income after July 1, 2002 plus 75% of the aggregate proceeds of equity offerings after the effective date, (2) Total Debt to Adjusted Tangible Net Worth cannot exceed 2.25 to 1.0, and (3) EBITDA to Fixed Charges cannot be less than 2.0 to 1.

As of September 30, 2003, $17.6 million was available for borrowing under the $23.0 million warehouse facility maintained by our wholly owned finance subsidiary, Financial Resources Group, Inc.

The amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities totaled $148.5 million at September 30, 2003. We have accrued $51.4 million as of September 30, 2003, as our estimate of the amount of bond obligations that we may be required to fund. We guarantee district shortfalls under some of the bond debt service agreements when the revenues, fees and assessments, which are designed to cover principal and interest and other operating costs of the bonds, are not paid. We may, subject to limitations under our various debt agreements, use district financing to a greater extent in the future.

We use construction loans and customer deposits to construct high-rise towers. After the construction loans are repaid from the proceeds of closings with buyers, remaining proceeds will be available for general use. As of September 30, 2003, we had construction loans in place for seven towers with $70.1 million outstanding and $266.4 million of remaining undrawn commitments. We released five towers for reservation during the nine months ended September 30, 2003. Through September 30, 2003 we commenced construction of four

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

towers. We also plan to complete construction and begin the delivery of units to residents in one tower during the fourth quarter of 2003.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those related to (1) revenue recognition related to single- and multi-family and mid- and high-rise homebuilding; (2) contracts receivable; (3) real estate inventories and cost of sales; (4) warranty costs; (5) capitalized interest and real estate taxes; (6) community development district obligations; (7) impairment of long-lived assets; (8) goodwill; and (9) litigation. These policies are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the three and nine months ended September 30, 2003, the accounting policy for capitalized interest and real estate taxes was modified for the reclassification of the amortization of previously capitalized interest and real estate taxes from interest and real estate tax expense to homebuilding, amenity membership and operations, real estate services and land cost of sales.

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

The following table sets forth, as of September 30, 2003, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. In addition, the table sets forth the notional amounts and weighted average interest rate of the Company’s interest rate swap.

								FMV at
	2003	2004	2005	2006	2007	Thereafter	Total	9/30/03

Debt:
Fixed rate	$—	$—	$—	$—	$—	$800,000	$800,000	$848,010
Average interest rate	—	—	—	—	—	7.27%	7.93%
Variable rate	$5,438	$300	$69,781	$—	$—	$—	$75,519	$75,519
Average interest rate	3.28%	3.28%	3.19%	—	—	—	3.26%
Interest Rate Swaps:
Variable to fixed	$—	$50,000	$—	$—	$—	$—	$50,000	$(895)
Average pay rate	—	5.68%	—	—	—	—	5.68%
Average receive rate	*	*	*	*	*	*	*

*	90-Day LIBOR

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in various litigation matters involving ordinary and routine claims incidental to its business. The Company does not believe the resolution of these matters will have a material adverse effect on the Company’s financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (2)

4.1	Indenture, dated August 5, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated Notes due 2023. (3)

4.2	Indenture, dated September 29, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 7-7/8% Senior Subordinated Notes due 2013.**

12.1	Ratio of Earnings to Fixed Charges.**

31.1	Rule 13a-14(a) certification by Alfred Hoffman, Jr., Chief Executive Officer**

31.2	Rule 13a-14(a) certification by James P. Dietz,, Chief Financial Officer**

32.1	Section 1350 certification by Alfred Hoffman, Jr., Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Section 1350 certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

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

** Filed herewith.

(1)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-87250)

(2)	Incorporated by reference to the exhibits in the Form 10-Q filed by WCI Communities, Inc. for the quarterly period ended June 30, 2003 (Commission File No. 1-9186)

(3)	Incorporated by reference to the exhibits in the Registration Statement on Form S-3 previously filed by WCI Communities, Inc. (Registration No. 333-108462)

PART II. OTHER INFORMATION

(b)	Reports on Form 8-K

On July 30, 2003, we filed a current report on Form 8-K, which included press releases dated July 30, 2003 and July 31, 2003, announcing our plan to offer and the subsequent pricing of $125 million 4% contingent convertible senior subordinated notes due 2023.

On September 24, 2003, we filed a current report on Form 8-K, which included a press release dated September 24, 2003, announcing our plan to issue $125 million of senior subordinated notes due 2013.

On September 25, 2003, we filed a current report on Form 8-K, which included a press release dated September 24, 2003, announcing the pricing of its $125 million 7-7/8% senior subordinated notes due 2013.

On October 20, 2003, we filed a current report on Form 8-K, which included a press release dated October 15, 2003, announcing third quarter new home orders for the quarter ended September 30, 2003.

On October 29, 2003, we filed a current report on Form 8-K, which included a press release dated October 28, 2003, announcing our earnings for the third quarter ended September 30, 2003.

On October 29, 2003, we filed a current report on Form 8-K which included a press release dated October 28, 2003, announcing the filing of a shelf registration statement with the Securities and Exchange Commission for the sale of shares of its common stock by selling stockholders.

On November 3, 2003, we filed a current report on Form 8-K/A which included technical corrections to the current report on Form 8-K filed on October 29, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: November 5, 2003	/s/ James P. Dietz

James P. Dietz
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)