Form 10-K
period 2003-12-31
WCI COMMUNITIES INC
filed 2004-03-01
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______

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
NONE
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑ NO ☐

As of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates (all persons other than officers and directors of Registrant) of the Registrant was approximately $736,476,232.

As of February 23, 2004, there were 43,816,199 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2004 annual meeting of stockholders scheduled to be held on May 20, 2004 are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end December 31, 2003.

WCI COMMUNITIES, INC.

Item		Page
No.		No.

	Part I
1	Business	1
2	Properties	8
3	Legal Proceedings	8
4	Submission of Matters to a Vote of Security Holders	8
	Part II
5	Market for the Registrant’s Common Equity and Related Stockholder Matters	8
6	Selected Financial Data	9
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
7A	Quantitative and Qualitative Disclosures About Market Risk	22
8	Financial Statements and Supplementary Data	23
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
9A	Controls and Procedures	56
	Part III
10	Directors and Executive Officers of the Registrant	56
11	Executive Compensation	56
12	Security Ownership of Certain Beneficial Owners and Management	56
13	Certain Relationships and Related Transactions	57
14	Principal Accounting Fees and Services	57
	Part IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	57
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

We offer a full complement of products and services to enhance our customers’ lifestyles and increase our recurring revenues. We design, sell and build single- and multi-family homes serving move-up, pre-retirement and retirement home buyers. We also design, sell and build luxury residential towers targeting affluent, leisure-oriented home purchasers. We have developed master-planned communities where residents enjoy lifestyle amenities like award-winning golf courses, country clubs, deep-water marinas, tennis and recreational facilities, luxury hotels, upscale shopping and a variety of restaurants. Our master-planned communities offer a wide range of residential products from moderately priced homes to higher priced semi-custom, single- and multi-family homes and luxury residential towers.

By serving as the master developer in our communities, and by retaining control of operations like amenities and real estate services, we believe we can ensure a high level of quality and generate greater long term returns. We acquire and develop the land in our communities, construct the residences, design, build and operate the amenities in many of our communities and otherwise control all aspects of the planning, design, development, construction and operation of our communities. We profit from the efficiencies created by our integrated delivery of all aspects of community development. We believe that this integrated approach reduces our risk and increases our profitability as it provides us with greater control over our costs and provides us with recurring amenities and real estate services revenues. We typically begin a master-planned community by purchasing undeveloped or partially developed real estate. We then construct infrastructure improvements and build amenities in accordance with our development permits. Following completion of these improvements and the building of the amenities, we build a full range of homes for sale to move-up, pre-retirement and retirement home buyers. In certain situations, we elect to sell parcels and lots to third party builders or end users.

Our master-planned communities are in Florida, a highly sought-after retirement and leisure-oriented home destination, and one of the nation’s fastest growing economies. Our communities are located in prime locations on Florida’s gulf coast in or near Marco Island, Naples, Ft. Myers, Sarasota, Tampa and Pensacola and on the East Coast in or near Miami, Ft. Lauderdale, Palm Beach and Palm Coast.

As of December 31, 2003, we have over 30 master-planned communities where we are building single- and multi-family homes or mid- and high-rise residential units or operating amenity facilities. We expect these master-planned communities to contain over 500 holes of golf, 1,100 marina slips and various country clubs, tennis and recreational facilities and other amenities. In total, we control over 13,700 acres of land, where we have approval under the state and local planning laws to develop up to approximately 28,000 future residences.

Since we market our products to move-up, pre-retirement and retirement leisure-oriented home purchasers, we expect to benefit from favorable demographic and economic trends, including the aging of the “baby-boom” generation, the growing inter-generational wealth transfer, and the increasing affluence of the pre-retirement and retirement-aged population.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding, amenity membership and operations and real estate services, each of which contributes to our profitability. See Note 3 to the consolidated financial statements for further information regarding our business segments for each of the three years ended December 31, 2003, 2002 and 2001.

HOMEBUILDING ACTIVITIES

We design, sell and build traditional homes serving primary, second and retirement home buyers. Our homes range from approximately 1,050 square feet to 8,000 square feet in living space and are priced from over $100,000 to over $5.0 million, with an average selling price per new order for the year ended December 31, 2003 of $428,000. We build most of these homes within our master-planned communities, where we create attractive amenities, often through affiliations with hotel operators and golf course designers, such as The Ritz-Carlton, The Hyatt, Raymond Floyd and Greg Norman. We believe that this approach increases the value of our homes and communities and helps us attract affluent purchasers. Additionally, we sometimes sell selected lots directly to buyers for the design and construction of large custom homes.

We also design, sell and build luxury residential towers targeted to affluent, leisure-oriented home purchasers. Residences available for sale in our towers range in size from approximately 1,100 square feet to 11,700 square feet in living space and are priced from over $200,000 to over $10.0 million. The average selling price per new order for a tower unit in 2003 was approximately $1.4 million. Our towers range in size from 6 to 30 stories and include 35 to 309 residences. Our sales contracts for these towers require non-refundable cash deposits, generally ranging from 10% to 30% of the purchase price, and we typically do not start construction of towers until there are sufficient pre-sales to cover the majority of the costs to construct the towers.

Traditional homes

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

Construction. We typically act as the general contractor in the construction of our residences. Our employees provide purchasing and quality assurance for, and construction management of, the homes we build, while the material and labor components of our houses are provided by subcontractors. We generally contract for most of our materials and labor at fixed prices during the construction period of the home. This process allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins and the time the home closes. We comply with local and state building codes, including Florida’s stringent hurricane and energy efficiency regulations. Depending upon the size and complexity of a home’s design, our construction time ranges from about 100 to 365 calendar days for our single-family homes and up to 240 calendar days for our multi-family homes.

Tower residences

Design. We commence the design and planning of towers by conducting extensive research relating to the market, customer base, product requirements, pricing and absorption. Our research effort is directed by dedicated project managers specializing in the development of towers. Based on the results of this research, we organize an experienced team of architects, engineers and specialty consultants under the leadership of the project manager to create the design of the tower. We also contract for the services of an experienced third party general contractor during the early stages of design to assist in design, engineering and the estimation of construction costs.

Sales. Once the design for a tower has been completed and its construction costs have been estimated, marketing of the residences commences. Brochures, scaled architectural models, walk-in kitchen and bathroom models and other marketing materials are used to assist sales associates in explaining and demonstrating the residences to be built.

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

Generally, construction is not commenced until a substantial number of units are under firm contracts. We will generally collect from each purchaser a deposit ranging from 10% to 30% of a residence purchase price to cover a portion of estimated construction costs. Under Florida law, a portion of the deposit representing 10% of the purchase price must be deposited into an escrow account, unless we have provided a letter of credit or surety bond. Any amount of the down payment in excess of this 10% may be used to fund construction. Once construction is completed, closings of sold residences usually occur within one month, at which time we are paid the balance of the purchase price for the residences sold. Over our 15 year history of building towers, approximately 1% to 2% of the contracts for which nonrefundable contract deposits were collected by us defaulted on the obligation to close the purchase of the tower unit; however, there can be no assurance that our cancellation or defaults will not increase in the future.

Construction. We hire experienced and bonded third party general contractors specializing in the construction of towers to construct these buildings. Typically, we negotiate a guaranteed maximum price with these contractors for the construction and delivery of completed towers. By hiring experienced general contractors to construct our towers, we mitigate many of the risks associated with construction. As the developer of the towers that we build, we manage the entire process from planning to closing of completed residences and turnover of the condominium association to residents.

Financing. A construction loan is generally available from a commercial lender when the value of sales contracts on a project is sufficient to cover a substantial portion of the cost of the project’s construction. We then generally seek a construction loan commitment to cover remaining construction costs, based on the number of residences sold at the time of the commitment. To the extent that we sell additional residences during the course of construction, subsequent deposits may also be utilized to fund construction, resulting in a lower amount outstanding under the construction loan than originally committed. We have developed a revolving construction loan structure with banks to finance multiple tower projects in a single construction loan facility.

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

REAL ESTATE SERVICES

Realty brokerage

In June 1999, we entered into a six-year franchise agreement with Prudential Real Estates Affiliates, Inc. This agreement, as subsequently amended, allows us to provide exclusive residential brokerage services as Prudential Florida WCI Realty in six geographic areas across eight counties in Florida and commercial brokerage services in Naples. The exclusive franchise areas are in Lee, Collier, Palm Beach and portions of Broward, Charlotte, Hillsborough, Manatee, and Dade Counties. To maintain this exclusive arrangement we must substantially grow our market share in each of these exclusive areas during the six-year franchise period. As consideration under the agreement, we pay Prudential a royalty based on gross commission revenue on a monthly basis. Additionally, through a separate subsidiary, we provide new home and certain resale brokerage services. At December 31, 2003, our realty brokerage operations had 30 offices and approximately 1,300 sales agents.

Title insurance

We provide title insurance and closing services through a subsidiary which underwrites its policies on behalf of large national title insurers and derives its revenues from commissions on title insurance premiums and closing services provided to our customers, third party residential closings and commercial closings.

Mortgage banking

We provide residential mortgage banking services to our buyers, as well as third party purchasers through our subsidiary, Financial Resources Group, Inc. (FRG). FRG originates home mortgages which are subsequently sold to mortgage investors. Generally these mortgages are sold at prices established in commitments obtained from mortgage investors prior to the time the mortgages are originated. The mortgages are primarily funded through a bank warehouse facility.

Property management

We provide management services to our master-planned community developments and oversee the business affairs of condominium, homeowners’ associations and community master associations encompassing over 14,000 residences throughout Florida. The services provided by our management companies include accounting, security, common area maintenance and insurance policy administration.

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

We provide various services for the property owner during both the design and construction phases of a project. We manage, coordinate and supervise each step in the development process. During the design phase, we consult on all project aspects from obtaining zoning approvals, to selection of the design team, to managing the design process. We then develop project budgets and schedules and assist in selecting the general contractor. During construction, we act as the owner’s representative to oversee the general contractor.

PARCEL SALES

We leverage our expertise and experience in master planning by strategically selling parcels at premium prices within our communities for construction of products we do not choose to build. This enables us to create a more well-rounded community by selling parcels to developers who will construct residential, commercial, industrial and rental properties, which we ordinarily do not develop. We sometimes sell selected lots directly to buyers for the design and construction of large custom homes.

OTHER INVESTMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, timeshare, amenities, and real estate services projects. As of December 31, 2003, we participate in seven real estate joint ventures. For further information on the accounting for investments in joint ventures see Note 2 “New Accounting Pronouncements” in the audited consolidated financial statements, appearing elsewhere in this report. We may be required to make additional cash contributions to the partnerships pursuant to agreements. As of December 31, 2003, none of our partnerships had debt balances.

The joint ventures include the following:

Pelican Isle Yacht Club Limited Partnership. Our investment includes a 49% interest in a partnership that owns memberships in and operates the Pelican Isle Yacht Club located in the Pelican Isle community in Naples, Florida.

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

Norman Estates at Tiburon Limited Partnership. The partnership was formed in 1998 for the purpose of constructing and developing a community that consists of 27 villas. We hold a combined 50% partnership interest in the venture. The last home closed in March 2003.

Pelican Landing Golf Resort Ventures Limited Partnership. The partnership was formed with Hyatt Equities, LLC in 1998 to develop and operate a 27-hole golf course. The first 18-holes and clubhouse began operations in 2001. We retain a 51% interest in the venture.

Pelican Landing Timeshare Ventures Limited Partnership. We own a 51% limited partnership interest in the venture, which was formed with an affiliate of the Hyatt Hotels Corporation during 1998 to develop up to 339 upscale timeshare residences on 32 acres within the resort golf course owned by Pelican Landing Golf Resort Ventures Limited Partnership. The first phase of the project is currently nearing completion.

Bighorn Development Limited Partnership. We have a 50% Class B limited partnership interest in Bighorn Development, L.P., which owns two-thirds of Bighorn Development L.L.C., the owner and developer of Bighorn, an exclusive community located in Palm Desert, California.

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

We believe our proprietary marketing systems and the depth of experience of our marketing group create an increased number of selling opportunities for us and has generally enhanced our marketing presence and brand recognition. Our marketing program reaches prospective purchasers, locally, nationally and internationally through advertisements placed in demographic specific periodicals and other media. Our internet website displays a comprehensive review of each of our communities including locations, promotions, amenities, calendars of activities, lifestyle testimonials, product floor plans, elevations and views of most of the homes we build. The advertisements and website include response mechanisms, such as a coupon, automatic e-mail or toll-free number, by which a prospective purchaser may request additional information about our housing products. When a prospective purchaser responds to one of our advertisements or our website, purchaser-specific information is entered into our database creating a personalized customer record, which is used to record every interaction we have with this prospective purchaser.

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

As of December 31, 2003, our communities are located in eleven Florida counties including Collier County and Lee County on the west coast near Marco Island, Naples and Ft. Myers; Hillsborough County near Tampa; Sarasota County and Manatee County on the west coast near Sarasota; Escambia County on the west coast near Pensacola; Dade County, Broward County, Martin County and Palm Beach County on the east coast encompassing much of Miami, Ft. Lauderdale, Boca Raton and West Palm Beach; and Flagler County on the east coast between St. Augustine and Daytona Beach. The following table sets forth summary information about our communities, including remaining acres, remaining entitled units and remaining number of tower sites.

Our communities
As of December 31, 2003

		Approximate	Approximate	Number of
	Number of	remaining	remaining entitled	remaining tower
Region	communities (8)	acres	units (9)	sites (10)

Southwest Florida(1)	16	5,500	9,700	23
Southeast Florida(2)	5	2,200	4,700	2
West Central Florida(3)	4	3,400	6,400	—
East Central Florida(4)	6	2,200	4,700	5
Northwest Florida(5)	1	400	2,000	15
Northeast Florida(6)	1	50	300	6

Total (7)	33	13,750	27,800	51

(1)	Southwest Region includes Collier and Lee Counties.

(2)	Southeast Region includes Broward and Dade Counties.

(3)	West Central Region includes Manatee, Hillsborough and Sarasota Counties.

(4)	East Central Region includes Martin and Palm Beach Counties.

(5)	Northwest Region includes Escambia County

(6)	Northeast Region includes Flagler County

(7)	Of the approximate total acres and remaining entitled units, approximately 750 acres and 2,400 units, respectively, were not owned by us, but were controlled through options or contracts.

(8)	Includes communities where we are building traditional homes or residential tower units or operating amenity facilities or selling equity memberships.

(9)	Entitlement is the approval to develop the property for the specific planned use under state and local planning laws. The number of entitled residences shown in the table above represents the maximum number of units expected to be allowed under such approvals. We usually build fewer than the maximum number of entitled units. Units are comprised of single- and multi-family homes as well as mid-rise and high-rise residences.

(10)	Excludes 12 completed towers where we offer finished units for sale.

EMPLOYEES

At December 31, 2003, we had approximately 2,900 employees. We have no unionized employees and believe that our relationship with our employees is good.

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

AVAILABLE INFORMATION

The Company makes available free of charge on or through its Internet website (http://www.wcicommunities.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13-(a) or 15-(d) of the Securities Exchange Act of 1934,

as amended, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to the Securities and Exchange Commission (SEC). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company has adopted and will post in the Investor Relations section of its website the Company’s Corporate Governance Guidelines and charters for each of the Board’s standing committees prior to its Annual Shareholders Meeting.

ITEM 2. PROPERTIES

As of December 31, 2003, we own and use approximately 316,000 square feet of office and amenity space throughout Florida. In addition, we lease approximately 121,000 square feet of office space in Bonita Springs, which serves as our corporate headquarters, and approximately 305,000 square feet of office space in other locations throughout Florida, which serve our divisional homebuilding operations and as branch office space for our related real estate services businesses.

ITEM 3. LEGAL PROCEEDINGS

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s estimates and assumptions related to these proceeding, or due to the ultimate resolution of the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (Symbol: WCI).

The following table sets forth the high and low price of the shares of WCI common stock for the periods indicated as reported on the New York Stock Exchange.

2003	High	Low

First quarter	$11.00	$8.80
Second quarter	$20.65	$10.41
Third quarter	$20.95	$15.30
Fourth quarter	$22.49	$16.43

2002	High	Low

First quarter	$26.30	$22.16
Second quarter	$33.60	$23.40
Third quarter	$29.37	$11.20
Fourth quarter	$13.95	$7.50

The Company has not paid any cash dividends on its common stock to date and expects that, for the foreseeable future, it will not do so; rather it expects to follow a policy of retaining earnings in order to finance the continued development of its business.

The payment of dividends is within the discretion of the Company’s Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including the earnings, capital requirements, operating and financial condition of the Company, and any contractual limitations then in effect. In this regard, the indentures governing the Company’s outstanding senior subordinated notes contain restrictions on the amount of dividends the Company may pay on its common stock. In addition, the Company’s senior credit facility and senior subordinated notes require the maintenance of minimum consolidated stockholders’ equity, which restricts the amount of dividends the Company may pay.

As of February 23, 2004, there were approximately 98 record holders of the Company’s common stock.

Please refer to Item 12 of this report and Note 16 to the Company’s consolidated financial statements for a discussion of the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by shareholders, and a description of the Company’s equity incentive plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2003. Balance sheet data as of December 31, 2003 and 2002 and statements of operations data for the years ended December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements, including the introductory paragraphs and related notes thereto, appearing in Items 7 and 8 of this report.

	Years ended December 31,

Statement of operations data	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Total revenues	$1,452,205	$1,211,809	$1,097,409	$870,408	$661,649
Gross margin	361,990	334,977	312,253	247,222	161,962
Income before income taxes	169,810	171,608	169,228	134,403	74,331
Net income	105,560	104,816	102,235	81,941	79,893
Earnings per share:
Basic	$2.41	$2.45	$2.81	$2.25	$2.19
Diluted	2.34	2.37	2.75	2.25	2.19
Weighted average number of shares:
Basic	43,831	42,805	36,382	36,380	36,480
Diluted	45,206	44,248	37,269	36,380	36,480

	As of December 31,

Balance sheet data	2003	2002	2001	2000	1999

	(in thousands)
Real estate inventories	$1,105,866	$977,524	$808,830	$679,604	$632,120
Total assets	2,183,673	1,903,892	1,559,457	1,200,951	991,760
Debt (1)	850,777	729,956	682,611	553,256	545,416
Shareholders’ equity	758,747	663,488	419,045	319,222	237,500

(1)	Debt excludes accounts payable and other liabilities (other than land repurchase liabilities) customer deposits, income taxes payable and community development district obligations.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition — Traditional Homebuilding. We recognize homebuilding revenues when homes close and title to and possession of the property is formally transferred to the buyer. The majority of our homebuilding revenues are received in cash within one or two days subsequent to closing. We include amounts in transit from title companies at the end of each reporting period in cash and cash equivalents. We either retain or refund to the home buyer deposits on canceled sales contracts, depending upon the provisions of the contracts.

Revenue recognition — Tower Homebuilding. Revenue for tower residences under construction is recognized on the percentage-of-completion method. Revenue is recorded as a portion of the value of non-cancelable tower unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the residence, (3) a substantial percentage of residences are under firm contracts, (4) sales prices are collectible and (5) costs can be reasonably estimated. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. The percentage-of-completion method is applied since we meet applicable requirements under SFAS 66, Accounting for Sales of Real Estate. Actual revenues and costs to complete building construction in the future could differ from our current estimates. If our estimates of tower revenues and development costs are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

Contracts receivable. Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method, are recorded as contracts receivable. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. Historically, approximately 1% to 2% of the contracts for which refundable contract deposits were collected by us defaulted on the obligation to close the purchase of the tower unit. Actual contract defaults may differ from our current estimates.

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

When a home is closed, we usually have not yet paid all incurred costs necessary to complete the home. Each month we record as a liability and as a charge to cost of sales the amount we have incurred, estimate to be incurred and expect to be paid related to completed homes that have been closed as of the end of that month. Actual costs to complete in the future could differ from our current estimated amounts.

Warranty costs. We establish warranty reserves for traditional and tower residences by charging cost of sales and crediting a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under our warranty obligation periods. We provide our single- and multi-family home buyers with a one to three year limited warranty for all material and labor and a ten year warranty for certain structural defects. We provide our tower home buyers a one year warranty for the unit and three year warranty for common elements of the tower. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and are adjusted as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts.

Capitalized interest and real estate taxes. We capitalize interest, up to an amount not to exceed total interest incurred, and real estate taxes on parcels, lots, towers and amenity facilities (the “Projects”) while under active development. The capitalization period ends when the asset is substantially complete and ready for its intended use or sale. The amount of interest capitalized in an accounting period is determined by applying the Company’s weighted average annualized interest rate to the amount of accumulated expenditures related to the Projects under development during the period. For homebuilding projects, land sales and amenities conveyed through equity membership sales, capitalized interest and real estate taxes are apportioned on relative sales value and amortized to cost of sales, respectively, with each home closing, land sale or membership sold. For tower buildings, capitalized interest and real estate taxes are amortized to cost of sales under the percentage-of-completion method. For owned and operated assets, capitalized interest and real estate taxes are included in the base cost of the assets and depreciated. If the various underlying estimates related to interest capitalization and amortization are revised, then more or less interest and real estate taxes would be capitalized and/or amortized to cost of sales.

Community development district obligations. In connection with certain development activities, bond financing is utilized in many of our communities to construct on-site and off-site infrastructure improvements. Some bonds are repaid directly by us while other bonds only require us to pay non-ad valorem assessments related to lots not yet delivered to residents. We also guarantee district shortfalls under certain bond debt service agreements. In accordance with EITF, 91-10, Accounting for Special Assessments and Tax Increment Financing Entities, we annually estimate the amount of bond obligations that we may be required to fund in the future. If our estimates of the amount of bond obligations that we may be required to fund are significantly different from actual amounts funded, our real estate inventories and costs of sales may be revised on a prospective basis.

Impairment of long-lived assets and long-lived assets to be disposed of. Real estate inventories considered held for sale including land intended for sale and completed tower residences and homes are carried at the lower of cost or fair value less costs to sell. Property and equipment are recorded at cost less accumulated depreciation and depreciated on the straight-line method over their estimated useful lives. Whenever events or circumstances indicate that the carrying value of property and equipment and real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development may not be recoverable, we compare the carrying amount of the asset to the undiscounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows. If our estimate of the future cash flows is significantly different from actual cash flows, we may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record an impairment.

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

Litigation. The Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation.

RESULTS OF OPERATIONS

Overview

	Years ended December 31,

(Dollars in thousands)	2003	2002	2001

Total revenues	$1,452,205	$1,211,809	$1,097,409
Total gross margin (a)	361,990	334,977	312,253
Net income	105,560	104,816	102,235

(a)  Our gross margin includes overhead expenses directly associated with each line of business. See the consolidated statements of income for a reconciliation of gross margin to consolidated income before income taxes for each period.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding, amenity membership and operations and real estate services, each of which contributes to our revenue and profitability. In 2003, 85.6% and 90.2% of revenue and gross margin, respectively, were derived from our combined homebuilding operations.

For 2003, total revenues and net income increased 19.8% and .7%, respectively. The increases were driven primarily by our traditional and tower homebuilding and real estate services divisions. Although net income increased only slightly over 2002, gross margins increased 8.1% due primarily to increased contributions from the traditional homebuilding and real estate services divisions. Gross margins from tower homebuilding, amenities and land sales declined as compared to 2002. Overall, net income increased slightly due to the increase in gross margin offset by 19.2% increase in selling, general and administrative costs. During the fourth quarter of 2003, we settled an Internal Revenue Service examination of our tax returns for the years 1999-2001. As a result, we reduced our income tax expense by approximately $1.9 million.

In 2003, we increased revenue despite a challenging economic environment. The primary/move-up home buyer market was strong during 2003 in the traditional homebuilding division. The second home/luxury and affordable retirement markets continued to exhibit some weakness, which we believe was a result of an unpredictable stock market, geopolitical risks and an uncertain economic outlook. As we enter 2004, we expect increased revenues from all lines of business as demand for our products is expected to grow. Assuming the current economic environment continues, including increased consumer confidence, a stronger stock market and stable interest rates, we expect 2004 to produce moderately increased levels of earnings. If economic conditions deteriorate, interest rates increase significantly, the ability to obtain permits and approvals for land development is delayed or adverse legislation or regulations occurs, then it may be difficult to achieve earnings growth.

For 2002, total revenues and net income increased 10.4% and 2.5% over 2001, respectively. We achieved an increase in revenues and earnings driven primarily by a larger number and greater value of sold tower units under construction and higher margins and average selling price in our traditional homebuilding operations. As of January 2002, we adopted SFAS 142 and accordingly, no longer amortize goodwill. For the year ended December 31, 2001, amortization of goodwill was approximately $3.2 million.

In March 2002, we issued 7,935,000 shares of common stock in a public offering realizing approximately $138.2 million in net proceeds. Our operating results for 2002 and the issuance of common stock contributed to a 58.3% increase in shareholders’ equity to $663.5 million at December 31, 2002.

For 2002 and 2001, we recognized $3.3 million and $3.2 million, respectively, in expenses related to the write-off of unamortized debt issue costs associated with the early repayment of debt.

Homebuilding

Traditional homebuilding

	Years ended December 31,

(Dollars in thousands)	2003	2002	2001

Revenues	$624,219	$461,270	$492,576
Gross margin	$142,397	$99,763	$93,144
Gross margin percentage	22.8%	21.6%	18.9%
Homes closed (units)	1,666	1,413	1,732
Average selling price per home closed	$375	$326	$284
Lot revenues	$25,677	$17,028	$17,364
Net new orders for homes (units)	1,679	1,666	1,595
Contract values of new orders	$718,690	$533,144	$522,612
Average selling price per new order	$428	$320	$328

	As of December 31,

	2003	2002	2001

Backlog (units)	882	869	616
Backlog contract values	$435,419	$339,277	$265,401
Average sales price in backlog	$494	$390	$431
Active selling communities	14	14	14

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues increased 35.3% due to a 17.9% increase in the number of homes delivered and a 15.0% increase in average selling price. We recorded initial deliveries of 250 homes in three of our communities located in the East Central and Southwest regions, offset by a decrease in deliveries from two communities closed-out in 2002 and four communities that were approaching close-out in 2003. The average selling price per home closed increased as a result of closing a larger proportion of homes in our higher-priced communities. Lot revenues increased 50.8% primarily due to the introduction of a new community and subdivision located in the East Central and Southeast regions, respectively.

The number of homes closed in our primary/move up market increased 63.4% from 2002, while the number of homes closed in our affordable retirement and luxury/second home markets declined 8.9% and 36.5%, respectively, from 2002. The increase in the primary move-up market is attributed to the low interest rate environment and the increase in available product offerings. The decline in the affordable retirement and luxury/second home markets is primarily related to an unpredictable stock market, geopolitical risks and an uncertain economic outlook.

Gross margin percentage increased 120 basis points due primarily to an increase in the average selling price per home closed, which reflects the sale of larger homes with more features and, consequently, higher margins. We also began the initial delivery of high-margin units in a community located in the East Central region.

Contract values of new orders increased 34.8% due primarily to an increase in the average sales price. The 33.8% increase in the average sales price per new order was primarily due to sales in three recently introduced higher-priced communities and demand for higher-priced homes at certain existing communities. The 28.3% increase in backlog contract values primarily reflects a 26.7% increase in the average sales price of homes under contract to $494,000 in 2003 compared to $390,000 in 2002.

In 2004, we expect four new communities will begin initial deliveries and two communities will close-out. We do not anticipate that lot revenues will reach the same level achieved in 2003. Gross margins for this segment are expected to decline slightly primarily due to increasing costs associated with shifting from closed out communities to start-up communities and a decrease in high-margin lot sales. We anticipate the average selling price per home closed will increase as we begin to deliver homes from our backlog.

Our ability to sell homes and raise home prices in the future may be adversely impacted by any significant declines in economic and stock market conditions or softening in the demand for new home offerings.

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues decreased 6.4% primarily due to the decrease in the number of homes delivered during the period, partially offset by an increase in the average selling price of these homes. The decrease in deliveries was directly related to reduced sales as a result of the events that occurred on September 11, 2001, which contributed to a decline in the unit backlog at the beginning of 2002 compared to the beginning of 2001. The average selling price per home closed in the period as compared to 2001 increased as a result of closing a larger proportion of homes in our higher priced communities located in the Southeast, East Central and Southwest regions. Lot revenues decreased slightly for the year ended December 31, 2002 as compared to 2001.

Gross margin percentage increased 270 basis points due primarily to our ability to raise home prices, higher margins on options and upgrades, and ongoing initiatives to reduce development and construction costs.

The 2.0% increase in the contract values of new orders was primarily attributable to the addition of three new communities in the East Central, Southwest and West Central regions, and increased sales at existing communities throughout other regions, offset by the sell out and/or reduced available inventory in seven communities throughout our other regions, and slower absorption in our second/luxury home Tiburon community located in the Southwest region. The average sales price per new order was down slightly due to the mix of units.

The 27.8% increase in backlog contract values was primarily the result of a 253 unit increase in the number of units in backlog offset by a decrease in the average sales price of homes under contract to $390,000 from $431,000. The increase in backlog units was primarily attributed to three new selling communities located in the East Central, Southwest and West Central regions.

We serve a broad range of customer segments that are performing well, including the affordable retirement and primary move-up markets. The affordable retirement and primary move-up markets new order units increased approximately 8.0% and 21.0%, respectively, as compared to 2001. The luxury/second home market new order units declined approximately 21.0% in 2002 reflecting a softening in demand that we believe is related in general to the current economic and equity market conditions.

Tower homebuilding

	Years ended December 31,

(Dollars in thousands)	2003	2002	2001

Total revenues	$593,893	$536,005	$413,481
Total gross margin	$171,856	$179,276	$170,491
Gross margin percentage	28.9%	33.4%	41.2%
Net new orders (units)	508	442	523
Contract values of new orders	$727,970	$439,547	$595,607
Average selling price per new order	$1,433	$994	$1,139

	As of December 31,

	2003	2002	2001

Cumulative contracts (units)	858	802	646
Cumulative contract values	$1,063,125	$894,032	$871,581
Less: Cumulative revenues recognized	(550,887)	(516,230)	(398,737)

Backlog contract values	$512,238	$377,802	$472,844

Towers under construction recognizing revenue during the year	20	20	15

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues increased 10.8% due primarily to a $76.3 million increase in the delivery of previously completed unsold tower units offset by a $18.4 million decrease in revenues from towers recognizing percentage-of-completion revenues in the periods. The tower division expects to increase revenue in 2004 with a focus on delivering completed unsold tower units and the initial percentage-of-completion revenues from new towers. Our ability to sell tower units in the future may be adversely impacted by market conditions that have slowed absorption of higher priced units.

Gross margin percentage declined to 28.9% from 33.4% in 2002. In addition to the net $3.0 million increase to our allowance for uncollectability of contracts receivable, the decline in the gross margin percentage was primarily due to an anticipated change in the mix of units sold toward lower-priced, lower-margin units, and a $4.2 million increase in warranty and completion costs recorded in 2003 related to three recently completed towers. Gross margins in 2003 were positively impacted by the initial percentage-of-completion recognition of one higher-priced, higher-margin tower located in the Southwest region. Gross margins are expected to decline slightly in 2004 due primarily to additional incentives to sell completed unsold tower units and a shift to lower-priced, lower-margin towers.

Contract values of new orders increased 65.6% in 2003 due primarily to the conversion to firm contracts of 315 units in five newly introduced towers with a sales value of $500,811 or $1.6 million average selling price compared to 305 units in seven towers with a sales value of $235,856 or $773,000 average selling price in 2002.

In addition to the items noted above, favorable period over period comparisons of revenues and contract values of new orders were impacted by the Company’s business decision to grant rescission on 48 tower units and the default by customers on closing of 5 tower units in the quarter ended September 30, 2002 as previously reported. The resulting impact reduced 2002 revenue and gross margin by $35.4 million and $12.3 million, respectively.

The increase in backlog contract values was due primarily to the increase in cumulative contract values as a result of the One Bal Harbour and Veracruz tower contract conversions in 2003 offset by the increase in cumulative revenues recognized as a result of the increase in the extent of completion of towers under construction in both periods and the completion and delivery of units in nine completed towers during 2003. The increase in cumulative contract values reflects an 11.2% increase in the average sales price of units in backlog.

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues increased 29.6% due primarily to an increase in the number of towers under construction that qualified for recognition of revenue during the respective periods, offset by a reversal of revenue from two towers discussed below. We met the requirements for percentage-of-completion revenue recognition in 20 towers for 2002, as compared to 15 towers in 2001. We released seven towers for reservation and commenced construction on nine towers during 2002.

The increase in revenues was offset by the reversal of $35.4 million of revenue previously recognized on a total of 53 units located in two towers in our Southwest region. During the third quarter of 2002, we were notified that the purchasers of five units with a contract value of $10.1 million in a tower located in our Southwest region intended to default on their contracts. We retained deposits totaling $2.9 million, securing performance of such contracts. Based upon these likely defaults, we reversed the revenue and resulting gross margin previously recognized on these five units, net of forfeited deposits, which had an approximate $3.9 million impact on 2002 gross margin.

Additionally, earlier in 2002 during the course of construction of an 82-unit tower located in our Southwest region, we failed to include the proper notification required under Florida administrative rules when sending out amendments of condominium documents to purchasers. This required notice was given to the purchasers of the 48 units at the end of the third quarter, affording them a 15-day right to rescind their contracts. Of the 82 units, 48 were previously subject to sales contracts aggregating $31.0 million. Because of the deterioration in economic conditions since mid-2001, purchasers of all 48 units exercised their rescission rights. The Company subsequently elected to cancel these contracts based on our business decision to improve customer satisfaction in the community. Based upon the foregoing, we reversed the revenue and resulting gross margin previously recognized on these units during the third quarter, resulting in a reduction of revenue and gross margin in the amounts of $25.3 million and $8.4 million, respectively.

Gross margin percentage decreased to 33.4% from 41.2% primarily due to an anticipated decline compared to prior periods due to (1) a change in the mix of units sold and in backlog toward a greater proportion of lower-priced, lower-margin units and (2) the completion during August and September 2002 of two high-margin towers. The cancellation and default of 53 contracts as discussed above and the use of selective incentives to spur sales also contributed to this margin reduction.

The decrease in contract values of new orders and average selling price relates to the cancellation and default of contracts for 53 units as discussed above and a shift in product mix toward less expensive tower units being sold compared to the same period in 2001. While it was expected that the average selling price for tower units being sold during 2002 would be lower than the same period in 2001 due to a planned shift of mix of buildings being initially marketed this year, the average selling price was also lower because market conditions accelerated absorption of lower priced units and slowed absorption of higher priced units. We believe the slowed absorption reflected our customers’ concerns with the national economy and prolonged stock market uncertainty.

The decrease in backlog contract values was due to the increased amount of cumulative revenues recognized in the towers under construction, which reflected the advancing percentage-of-completion of those towers, offset by a 2.6% increase in the cumulative value of all units under contract with purchasers. This increase in cumulative contract values reflected a 24.1% increase in the number of tower units under contract offset by a 17.8% decrease in the average sales price per unit to $1.11 million from $1.35 million.

Amenity membership and operations

	Years ended December 31,

(Dollars in thousands)	2003	2002	2001

Equity membership and marina slip revenues	$20,758	$30,875	$33,551
Membership dues and amenity service revenues	35,611	40,192	41,789
Total amenity gross margin	7,024	15,336	24,808
Amenity gross margin percentage	12.5%	21.6%	32.9%

Year ended December 31, 2003 compared to year ended December 31, 2002

Equity membership and marina slip revenues decreased 32.8% due to a $7.5 million decline in marina slip revenues primarily due to the sell-out of marina slips at our Gulf Harbour community that occurred in 2002 and a $2.6 million decline in luxury equity membership sales at our existing amenity clubs. The decline in equity membership sales was partially mitigated by revenues of $5.2 million recognized on the sale of all remaining memberships at the Deering Bay Club that occurred in the second quarter of 2003. The sale of luxury equity memberships continues to be affected by reduced demand for associated luxury/second home residences. Marina slip revenues in 2004 will be impacted by the 2003 sell-out of our Jupiter marina project.

Membership dues and amenity service revenues decreased 11.4% primarily due to a $8.6 million decrease related to the turnover of two clubs located in the Southwest region to its members, offset by a $4.0 million increase in revenues from several new and existing club facilities. In 2004, we anticipate revenues will increase with the introduction of several new facilities.

The decline in total amenity gross margins was primarily due to the declines in sales of luxury equity memberships and marina slips, and increased start-up deficits associated with new amenity operations. Future amenity gross margin may be adversely impacted by the reduced availability of marina slips, slowing demand for equity memberships due to general market conditions and increased start-up deficits associated with new amenity operations.

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

The decrease in total amenity gross margin percentage was attributable to a decrease in sales of higher margin equity membership and marina slip sales and higher operating deficits associated with the opening or start-up of amenity operations at our new communities.

Real estate services and land sales

	Years ended December 31,

(Dollars in thousands)	2003	2002	2001

Real estate services:
Revenues	$113,893	$90,226	$68,144
Gross margin	$18,605	$12,228	$7,728
Gross margin percentage	16.3%	13.6%	11.3%
Land sales:
Revenues	$38,154	$36,213	$30,504
Gross margin	$9,840	$20,890	$8,039
Gross margin percentage	25.8%	57.7%	26.4%

Year ended December 31, 2003 compared to year ended December 31, 2002

Real Estate Services

Real estate services revenues, including real estate brokerage, mortgage banking, title and property management operations increased 26.2% primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations. Prudential Florida WCI Realty brokerage transaction volume increased 16.7% to 9,710 closings from 8,321 and the average brokerage transaction price increased 15.5% compared to the same period in 2002. The increase in gross margin was primarily due to increased efficiency in the real estate brokerage and mortgage banking businesses and prudent cost management in general. In 2004, we anticipate revenue growth in real estate services primarily due to increased transaction volume and higher average sales prices within the Prudential Florida WCI Realty brokerage business and increased capture rates in the mortgage banking and title operations achieved through synergies with our homebuilding and realty brokerage division.

Land Sales

Land sales are incidental to our overall operations and are expected to continue in the future, but may significantly fluctuate. The slight increase in revenues was primarily attributable to the sale of non-strategic parcels located in our various regions. Land sales gross margins were $15.1 million before adjustments of $5.3 million for community development district obligations and estimated costs to complete development activities in two closed-out non-homebuilding communities. Gross margins from land sales may increase from 2003 if we meet our anticipated sales goals.

Year ended December 31, 2002 compared to year ended December 31, 2001

Real Estate Services

The increase in revenues was primarily attributed to a $17.3 million and $3.2 million increase in brokerage and title revenues, respectively, which was related to an increase in the volume of transactions from third-party, non-WCI homebuilding customers and an increase in the average sales price per transaction. Real estate services gross margin increased 230 basis points primarily due to the growth in volume of transactions and controlling overhead costs in the brokerage operations.

Land Sales

The increase in revenues was primarily attributable to the planned sale of non-strategic parcels located in our Southwest, Southeast and East Central regions. Land sales gross margin increased primarily as a result of the sale of selected land parcels obtained in the MacArthur land portfolio acquired in 1999, which have subsequently increased in value.

Other income and expense

Year ended December 31, 2003 compared to year ended December 31, 2002

Equity in earnings from joint ventures and other income increased slightly from 2002. Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 21.2% to $151.8 million primarily due to a 20.6% and 16.6%

increase in general and administrative (G&A) costs and marketing expenditures, respectively. G&A increased due to an increase in salary, wages and benefits, professional and legal fees and insurance, respectively. The increase in G&A was expected with the planned growth in our business. Marketing expenditures increased primarily due to increased advertising in new and existing communities. As a percentage of total revenues, SG&A was 10.5% compared to 10.3% in 2002.

Interest expense, net of capitalization, increased 11.8% primarily due to a 7.0% increase in interest incurred. Interest incurred increased primarily as a result of the increase in the weighted average outstanding debt balance for 2003 as compared to 2002.

Year ended December 31, 2002 compared to year ended December 31, 2001

Certain joint ventures contributed to the decline in equity in earnings from joint ventures including a residential joint venture which was approaching sell-out, a golf course development in the initial 15 months of operations and a timeshare joint venture which was in the process of marketing the first phase of development. The decrease in other income was primarily related to the decline in the sale of non-core assets. In 2001, we recognized approximately $5.0 million in gains from the sale of non-core assets compared to $550,000 in 2002.

Selling, general and administrative expenses, including real estate taxes, increased 14.4% in 2002 as compared to 2001. The increase was primarily due to (1) increased wages, benefits costs, and administrative expenses associated with the increase in personnel to support our growth; (2) increased sales and marketing expenditures related to newly introduced communities, subdivisions and towers under development; and (3) increases in insurance premiums. As a percentage of total revenues, SG&A increased to 10.3% in 2002 as compared to 10.0% in 2001.

Interest expense, net of capitalization, decreased in 2002 as compared to 2001. Interest incurred increased 4.3% primarily due to a marginal increase in our level of debt offset by a decrease in our effective borrowing rate. Interest capitalized increased 14.9% in 2002 as compared to 2001. The increase in 2002 is primarily due to a greater book value of new and existing properties undergoing active development.

For 2002, we recognized $3.3 million in expenses related to the write-off of unamortized debt issue costs associated with the early repayment of debt.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of December 31, 2003, we had cash and cash equivalents of $95.0 million and $405.0 million undrawn under our existing senior unsecured credit facility and $27.7 million committed pursuant to letters of credit. Excluding letters of credit, we had approximately $377.3 million available to draw under our senior unsecured credit facility at December 31, 2003.

For 2003, operating activities provided net cash of $4.3 million, a $114.2 million improvement from the $109.9 million used in operations in 2002. We receive net cash proceeds from the sale of homes, tower units, amenity memberships and marina slips and mortgage loans originated by our mortgage banking operations. In addition, we receive cash proceeds from providing realty brokerage, title, property management and construction management services to our customers. We used cash in 2003 to acquire net inventory additions related to single- and multi-family home inventories that are under contract for delivery during the next six to twelve months, land acquisitions of approximately $66.0 million, land improvements, amenity development activities, and additions to tower inventories. We expect real estate inventories will continue to increase as we are currently searching for and negotiating additional opportunities to obtain control of land for future communities.

Cash flows from operating activities were reduced by the $31.7 million net increase in contracts receivable reflecting the increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage-of-completion revenue recognition. We expect to collect a portion of these receivables during the next three to six months as four towers are planned to be completed, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% to 2% of firm contacts have resulted in cancellation or default. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

For 2003, $73.8 million in cash was used in investing activities compared to $61.8 million used in 2002. Investing activities in 2003 primarily included $52.9 million of net additions to property and equipment, $13.4 million of net additions to mortgage notes receivable and $6.9 million of net contributions to joint ventures. The net additions to property and equipment related to the development of a retail office building in the Palm Beach region and development of two golf courses and club facilities in our Southwest region. The net additions to mortgage notes receivable were related to our financing of several land sales offset by cash collections of $11.8 million. We expect to collect the mortgage notes in 2004 and 2005. Contributions to joint ventures were primarily related to our timeshare venture which completed the first phase of development in 2003 and is in the sales and marketing phase. We anticipate cash used in investing activities will continue to increase with development of current and future amenity operations which are owned and operated by the Company.

For 2003, financing activities provided net cash of $114.7 million. The net cash inflows were primarily related to the $113.7 million of net proceeds from debt issuance, $12.7 million of net advances on community development district obligations offset by $13.7 million of cash used to repurchase shares of common stock.

During 2003, we issued $125.0 million in senior subordinated debt and $125.0 million of contingent convertible senior subordinated debt in order to increase our liquidity and fix our long term interest rate exposure. The net proceeds were used primarily to repay the outstanding balance of the senior unsecured credit facility. Under the $125.0 million senior subordinated indenture agreement, we are required to maintain certain financial and operational covenants that may limit the Company’s and its subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, in order to incur additional debt, we are required to maintain a minimum coverage ratio of 2.0 to 1.0 and maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued.

In April 2003, at the direction of the Board of Directors, the Company completed the repurchase of 1.0 million shares of common stock in a private transaction for an aggregate purchase price of $13.0 million.

Our senior unsecured credit facility provides for a $350.0 million revolving loan, which may increase to $425.0 million if certain conditions are met. In June 2003, the commitment amount was increased to $405.0 million. Under the senior unsecured credit facility we are required to maintain an adequate borrowing base. At December 31, 2003, the borrowing base calculation was in excess of the commitment amount of $405.0 million. The principal financial covenants include the following, as defined in the senior unsecured credit facility: (1) Minimum Adjusted Tangible Net Worth may not be less than $575.0 million plus 50% of positive net income after July 1, 2002 plus 75% of the aggregate proceeds of equity offerings after the effective date, (2) Total Debt to Adjusted Tangible Net Worth cannot exceed 2.25 to 1.0, and (3) EBITDA to Fixed Charges cannot be less than 2.0 to 1.

Our wholly owned finance subsidiary, Financial Resources Group, Inc., increased the borrowing capacity on its bank warehouse facility to $30.0 million in 2002, which was reduced to $23.0 million in April 2003. The warehouse facility requires the maintenance of an adequate collateral borrowing base and the maintenance of certain financial covenants including a maximum leverage ratio, as defined, of 15.0 to 1. As of December 31, 2003, $23.0 million was available for borrowing under the warehouse facility.

As of December 31, 2003, we had construction loans in place for 6 towers with $45.3 million outstanding and $290.7 million of remaining undrawn commitments which expire from 2004 to 2005. To the extent we meet certain loan requirements, these commitments will be drawn to fund tower construction costs in the future. We released seven towers for reservation during 2003. Through December 31, 2003, we commenced construction of five towers.

At December 31, 2003, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, senior unsecured credit facility, tower construction loans and warehouse credit facility. See the footnotes to the consolidated financial statements for additional disclosures related to our debt.

The following table summarizes our payments under debt, operating lease and purchase obligations as of December 31, 2003:

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total

Debt	$300	$45,018	$1,600	$—	$—	$800,000	$846,918
Operating leases	9,258	7,268	5,401	3,910	1,922	3,358	31,117
Land purchase obligations (1)	34,098	10,000	—	—	—	—	44,098
Land option contracts (2)	65,057	—	—	—	—	—	65,057
Other purchase obligations (3)	170,313	69,679	6,421	—	—	—	246,413

Total obligations	$279,026	$131,965	$13,422	$3,910	$1,922	$803,358	$1,233,603

(1) Land purchase obligations represent the land option contracts accrued under FIN 46. See footnote 2 to the consolidated financial statements.

(2) During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of December 31, 2003, excluding land under option which was recorded in accordance with FIN 46, we had option contracts aggregating $65.1 million, net of deposits, to acquire approximately 509 acres of land. Our contractual obligation with respect to the option contracts is limited to the forfeiture of the related non-refundable deposits and/or letters of credit.

(3) Other purchase obligations principally consist of contractual obligations with third-party vendors to provide goods and services to our homebuilding segment

Our cash requirements for 2004 are projected to increase as we continue to develop new communities and fund our growth. We anticipate moderate usage of our existing senior unsecured credit facility to fund land acquisitions, land development, homebuilding and amenity development. Our real estate development is dependent upon the availability of funds to finance current and future development. We plan to continue growing and expect to fund this growth through the generation of cash flow from operations, from the availability of funds under our credit facilities, from new construction loans and from future debt and equity offerings. We believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements to acquire capital assets and land, to develop land improvements and construction activities and to meet any other needs of our business, both on a short- and long-term basis. If we do not have sufficient capital resources to fund our development and expansion, projects may be delayed, resulting in possible adverse effects on our results of operations. No assurance can be given as to the terms, availability or cost of any future financing we may need. If we are at any time unable to service our debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to us. Furthermore, considerable economic and political uncertainties could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the homebuilding industry generally.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate services projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact to our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At December 31, 2003, none of our partnerships or joint ventures had outstanding debt. However, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2003, we had approximately $27.7 million in letters of credit outstanding which expire during 2004. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $66.5 million at December 31, 2003, are typically outstanding over a period of approximately one to five years.

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

These risks and uncertainties include the Company’s ability to compete in the Florida real estate market; the availability and cost of land in desirable areas in Florida and elsewhere and the ability to expand successfully into those areas; the Company’s ability to obtain necessary permits and approvals for the development of its lands; the Company’s ability to raise debt and equity capital and grow its operations on a profitable basis; the Company’s ability to pay principal and interest on its current and future debts; the Company’s ability to sustain or increase historical revenues and profit margins; material increases in labor and material costs; increases in interest rates; the level of consumer confidence; adverse legislation or regulations; unanticipated litigation or legal proceedings or unexpected outcomes to pending litigation or legal proceedings; natural disasters; and the continuation and improvement of general economic conditions and business trends. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

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

The following table sets forth, as of December 31, 2003, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value. In addition, the table sets forth the notional amount and weighted average interest rate of our interest rate swap.

								FMV at
	2004	2005	2006	2007	2008	Thereafter	Total	12/31/03

Debt:
Fixed rate	$—	$—	$—	$—	$—	$800,000	$800,000	$884,083
Average interest rate	—	—	—	—	—	6.93%	6.93%
Variable rate	$300	$45,018	$1,600	$—	$—	$—	$46,918	$46,918
Average interest rate	3.25%	3.21%	4.00%	—	—	—	3.25%
Interest Rate Swaps:
Variable to fixed	$50,000	$—	$—	$—	$—	$—	$50,000	$(313)
Average pay rate	5.68%	—	—	—	—	—	5.68%
Average receive rate	*	*	*	*	*	*	*

*	90-Day Libor

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of WCI Communities, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of WCI Communities, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 8, WCI Communities, Inc. adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

PricewaterhouseCoopers LLP
Miami, Florida

February 26, 2004

WCI Communities, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,

	2003	2002

Assets
Cash and cash equivalents	$95,005	$49,789
Restricted cash	21,696	20,577
Contracts receivable	546,696	515,021
Mortgage notes and accounts receivable	102,953	84,598
Real estate inventories	1,105,866	977,524
Property and equipment	168,920	127,152
Investment in joint ventures	54,919	47,427
Other assets	51,053	45,352
Goodwill	28,940	28,388
Other intangible assets	7,625	8,064

Total assets	$2,183,673	$1,903,892

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$316,570	$244,718
Customer deposits	154,183	183,540
Income taxes payable	57,383	52,506
Community development district obligations	46,013	29,684
Senior unsecured credit facility	—	44,935
Senior subordinated notes	678,859	554,397
Mortgages and notes payable	46,918	130,624
Contingent convertible senior subordinated notes	125,000	—

	1,424,926	1,240,404

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 44,776 and 44,548 shares issued, respectively	447	445
Additional paid-in capital	279,173	277,912
Retained earnings	493,115	387,555
Treasury stock, at cost, 1,132 and 132 shares, respectively	(13,795)	(795)
Accumulated other comprehensive loss	(193)	(1,629)

Total shareholders’ equity	758,747	663,488

Total liabilities and shareholders’ equity	$2,183,673	$1,903,892

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	For the years ended
	December 31,

	2003	2002	2001

Revenues
Homebuilding	$1,243,789	$1,014,303	$923,421
Amenity membership and operations	56,369	71,067	75,340
Real estate services and land sales	152,047	126,439	98,648

Total revenues	1,452,205	1,211,809	1,097,409

Costs of Sales
Homebuilding	917,268	727,780	651,743
Amenity membership and operations	49,345	55,731	50,532
Real estate services and land sales	123,602	93,321	82,881

Total costs of sales	1,090,215	876,832	785,156

Gross margin	361,990	334,977	312,253

Other Income and Expenses
Equity in (earnings) losses from joint ventures	(607)	410	(1,911)
Other income	(5,075)	(5,745)	(10,901)
Selling, general, administrative and other	140,159	117,578	103,124
Interest expense, net	34,842	31,161	34,027
Real estate taxes, net	11,650	7,591	6,290
Depreciation	10,747	8,547	5,555
Expenses related to early repayment of debt	—	3,282	3,188
Amortization of intangible assets	464	545	438
Amortization of goodwill	—	—	3,215

Income before income taxes	169,810	171,608	169,228
Income tax expense	64,250	66,792	66,993

Net income	$105,560	$104,816	$102,235

Earnings per share:
Basic	$2.41	$2.45	$2.81
Diluted	$2.34	$2.37	$2.75
Weighted average number of shares:
Basic	43,831	42,805	36,382
Diluted	45,206	44,248	37,269

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2000	36,374	$365	$139,148	$180,504	$—	$(795)	$319,222
Exercise of stock options	8	—	45	—	—	—	45
Comprehensive income:
Net income	—	—	—	102,235	—	—	102,235
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(746)	—	(746)
Change in fair value of derivatives, net of tax	—	—	—	—	(1,711)	—	(1,711)

Total comprehensive income							99,778

Balance at December 31, 2001	36,382	365	139,193	282,739	(2,457)	(795)	419,045
Issuance of common stock, net	7,935	79	138,122	—	—	—	138,201
Exercise of stock options	99	1	597	—	—	—	598
Comprehensive income:
Net income	—	—	—	104,816	—	—	104,816
Change in fair value of derivatives, net of tax	—	—	—	—	828	—	828

Total comprehensive income							105,644

Balance at December 31, 2002	44,416	445	277,912	387,555	(1,629)	(795)	663,488
Exercise of stock options	228	2	1,379	—	—	—	1,381
Stock-based compensation	47	—	(118)	—	—	734	616
Purchase of treasury stock	(1,047)	—	—	—	—	(13,734)	(13,734)
Comprehensive income:
Net income	—	—	—	105,560	—	—	105,560
Change in fair value of derivatives, net of tax	—	—	—	—	1,436	—	1,436

Total comprehensive income							106,996

Balance at December 31, 2003	43,644	$447	$279,173	$493,115	$(193)	$(13,795)	$758,747

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the years ended
	December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$105,560	$104,816	$102,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Expenses related to early repayment of debt	—	3,282	3,188
Deferred income taxes	1,007	4,870	12,379
Depreciation and amortization	13,723	11,843	12,813
Gain on sale of property and equipment	—	—	(4,981)
(Earnings) losses from joint ventures	(607)	410	(1,911)
Changes in assets and liabilities:
Restricted cash	(1,119)	(1,462)	(3,594)
Contracts receivable	(31,675)	(115,305)	(170,974)
Mortgage loans held for sale	(6,596)	(14,235)	(35,010)
Accounts receivable	1,602	(1,973)	1,116
Real estate inventories	(75,741)	(153,756)	(127,360)
Other assets	(5,551)	(4,095)	(5,173)
Accounts payable and other liabilities	30,093	39,175	30,410
Customer deposits	(29,357)	20,979	60,384
Income taxes payable	2,967	(4,471)	(4,973)

Net cash provided by (used in) operating activities	4,306	(109,922)	(131,451)

Cash flows from investing activities:
Additions to mortgage notes receivable	(25,141)	(14,523)	(2,433)
Proceeds from repayment of mortgage notes receivable	11,780	4,907	10,875
Additions to property and equipment, net	(52,949)	(41,843)	(30,815)
Proceeds from sale of property and equipment	—	—	6,486
Purchase of assets of real estate brokerages	(630)	(309)	—
Contributions to joint ventures, net	(6,885)	(9,982)	(152)

Net cash used in investing activities	(73,825)	(61,750)	(16,039)

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	For the years ended
	December 31,

	2003	2002	2001

Cash flows from financing activities:
Senior secured credit facility:
Net repayments on revolving line of credit	$—	$—	$(39,000)
Repayments on term loan	—	(250,000)	—
Net (repayments) borrowings on senior unsecured credit facility	(44,935)	44,935	—
Proceeds from borrowings on mortgages and notes payable	131,945	174,434	81,028
Repayment of mortgages and notes payable	(217,251)	(131,605)	(118,771)
Proceeds from issuance of senior subordinated notes	125,000	200,000	355,250
Proceeds from issuance of contingent convertible senior subordinated notes	125,000	—	—
Repayment of subordinated notes	—	—	(57,010)
Repayment of finance subsidiary debt	—	—	(72,495)
Debt issue costs	(6,015)	(7,445)	(12,123)
Advances on community development district obligations	21,022	2,592	27,451
Payments on community development district obligations	(8,294)	(8,242)	(14,629)
Proceeds from issuance of common stock, net	—	138,201	—
Proceeds from exercise of stock options	1,381	598	45
Purchase of treasury stock	(13,734)	—	—
Stock-based compensation and other	616	—	—

Net cash provided by financing activities	114,735	163,468	149,746

Net increase (decrease) in cash and cash equivalents	45,216	(8,204)	2,256
Cash and cash equivalents at beginning of year	49,789	57,993	55,737

Cash and cash equivalents at end of year	$95,005	$49,789	$57,993

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

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

Revenue and Profit Recognition

Single- and multi-family (traditional) homebuilding revenue is recognized at the time of closing under the completed contract method. The related profit is recognized when collectibility of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met and the related sold inventory is classified as completed inventory.

Revenue for tower residences under construction is recognized on the percentage-of-completion method. Revenue is recorded as a portion of the value of non-cancelable tower unit contracts when construction of each building is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the residence, a substantial percentage of residences are under firm contracts, sales prices are collectible and costs can be reasonably estimated. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. The percentage-of-completion method is applied since we met the applicable requirements under Statement of Financial Accounting Standards (SFAS) 66, Accounting for Sales of Real Estate. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. The Company expects to collect contracts receivable of $387,754, $87,571 and $75,551 in 2004, 2005 and 2006, respectively. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. Contracts receivable includes an allowance of $4,180 and $1,141 for estimated losses due to potential customer defaults at December 31, 2003 and 2002, respectively. Any sales after the completion of tower residence construction are recorded as revenue on the completed contract method.

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

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

applied. Dues are billed on an annual basis in advance and are recorded as deferred revenue and then recognized as revenue ratably over the term of the membership year. Revenues for services are recorded when the service is provided.

Real estate services revenue primarily includes realty brokerage, mortgage banking and title operations. Realty brokerage and title revenues are recognized upon closing of a sales contract. Mortgage banking revenues include premiums and fees associated with the qualification, processing and placement of mortgage loans with third-party investors and are recognized as revenues when the earnings process is complete. Interest income, net of related interest expense, is accrued on mortgage loans from the date of the note until the loan is sold. The Company records sales of mortgage loans at the time the purchaser acquires the risks and rewards of ownership and the Company has surrendered control over the loans and received all cash payments. The sales of these mortgages are at prices established in commitments obtained from mortgage investors prior to the time the mortgages are originated. Gains and losses are recognized based upon the difference between the sales proceeds and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs. Loan origination fees and costs are deferred and recognized upon sale of the related loans.

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

Real estate inventories considered held for sale, including completed tower residences and homes, are carried at the lower of cost or fair value less cost to sell. Whenever events or circumstances indicate that the carrying value of real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development, may not be recoverable, impairment losses are recorded and the related assets are adjusted to their estimated fair value.

Capitalized Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to land under development and construction of tower residences are capitalized to real estate inventories during the active development period. Interest incurred relating to the construction of amenities is capitalized to real estate inventories for equity membership clubs or property and equipment for clubs to be retained and operated by the Company. Interest and real estate taxes capitalized to real estate inventories are amortized to costs of sales as related homes, lots, amenity memberships and parcels are sold. For tower buildings, capitalized interest and real estate taxes are amortized to costs of sales under the percentage-of-completion method. Interest capitalized to property and equipment is depreciated on the straight-line method over the estimated useful lives of the related assets.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

The following table is a summary of interest expense, net, and real estate taxes, net:

	For the years ended
	December 31,

	2003	2002	2001

Total interest incurred	$70,608	$65,964	$63,266
Debt issue cost amortization	3,050	3,290	3,919
Interest capitalized	(38,816)	(38,093)	(33,158)

Interest expense, net	$34,842	$31,161	$34,027

Previously capitalized interest included in cost of sales	$28,040	$20,940	$18,443

Real estate taxes incurred	$15,337	$12,750	$11,261
Real estate taxes capitalized	(3,687)	(5,159)	(4,971)

Real estate taxes, net	$11,650	$7,591	$6,290

Previously capitalized real estate taxes included in cost of sales	$3,051	$2,801	$1,065

Warranty

The Company provides its single- and multi-family home buyers with a one to three year limited warranty for all material and labor and a ten year warranty for certain structural defects. The Company provides its tower home buyers a one year warranty for the unit and three year warranty for common elements of the tower.

Since the Company subcontracts its traditional and tower homebuilding work to subcontractors who provide it with an indemnity, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty reserves have been established by charging cost of sales and crediting a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty cost accruals are based upon historical warranty cost experience and are adjusted as appropriate to reflect qualitative risks associated with the types of towers and homes built. The following table presents the activity in the Company’s warranty for the year ended December 31, 2003:

Warranty liability at December 31, 2002	$1,837
Warranty costs accrued and incurred	10,279
Warranty costs paid	(7,331)

Warranty liability at December 31, 2003	$4,785

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original purchased maturity of three months or less as cash equivalents. Restricted cash consists principally of escrow accounts representing customer deposits restricted as to use. Cash as of December 31, 2003 and 2002 included $56,044 and $31,932, respectively, of amounts in transit from title companies for transactions closed at or near year-end.

Property and Equipment

Property and equipment, including amenities retained and operated by the Company, are recorded at cost less accumulated depreciation and are depreciated on the straight-line method over their estimated useful lives. If an operating amenity is converted to an equity club, the related assets are reclassified from property and equipment to real estate inventories, depreciation is ceased and accounted for in accordance with SFAS 144. Upon reclassification, the sale of equity memberships and the recognition of related cost of sales is determined in the same manner as other amenities that are being sold through an equity membership program. Provisions for impairment are recorded when estimated future undiscounted cash flows from operations and projected sales proceeds are less than the net carrying value.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

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

Accounts Payable and Other Liabilities

Accounts payable and other liabilities primarily consist of the following:

	December 31,

	2003	2002

Accounts payable	$145,439	$128,022
Contract retainage	30,252	29,911
Accrued interest	22,479	19,434
Land purchase obligations	44,098	13,513
Escrow liabilities	18,198	14,815
Deferred income	13,717	9,343
Other liabilities	42,387	29,680

	$316,570	$244,718

Customer Deposits

Customer deposits represents amounts received from customers under real estate and equity club membership sales contracts.

Debt

For the years ended December 31, 2003 and 2002, aggregate debt had a weighted average annual effective interest rate of 8.3% and 8.7%, respectively. The Company records the net cost or net benefit of interest rate protection arrangements monthly as an increase or decrease to interest expense.

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

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

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

The Company has an interest rate swap agreement with counterparties that are major financial institutions. The swap agreement effectively fixes the variable rate cash flows on approximately $50,000 of variable rate debt. The interest rate swap agreement expires February 2004. The swap agreement has been designated as a cash flow hedge and is reflected at fair value in the consolidated balance sheet. The fair value of the interest rate swap agreement was estimated based on quoted market rates of similar financial instruments. The related gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income or loss. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instruments.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, mortgage notes and accounts receivable, accounts payable and contract retainage, customer deposits, senior unsecured credit facilities, mortgage and notes payable, community development district obligations, senior subordinated debt and contingent convertible senior subordinated debt. For financial instruments other than senior subordinated debt, the carrying amounts approximate their fair value because of their short maturity and in some cases because they bear interest at market rates. The estimated fair value of senior subordinated debt, including convertible debt, was $884,083 at December 31, 2003 and was based on dealer quotes. The estimated fair value of the interest rate swap agreement was approximately $313 at December 31, 2003.

Advertising Costs

Advertising costs consists primarily of television, radio, newspaper, direct mail, billboard, brochures and other media advertising programs. The Company expenses advertising costs as incurred to selling, general and administrative costs. Tangible advertising costs such as architectural models and visual displays are capitalized to property and equipment or real estate inventories. Advertising expense was approximately $25,011, $21,795 and $21,788 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Stock-Based Compensation

At December 31, 2003, the Company has two stock option plans, which are described more fully in Note 16. The Company has elected to use APB 25 and related interpretations in accounting for its stock option plans. No compensation costs are recorded upon issuance or exercise of stock options as the options were issued at the current market price of the stock on the date of grant. Had the Company elected to recognize compensation expense under the fair value method under SFAS 123 Accounting for Stock Based Compensation, pro forma net income would be as follows:

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

	For the years ended
	December 31,

	2003	2002	2001

Net income:
As reported	$105,560	$104,816	$102,235
Less: Total stock-based compensation expense, net of tax	(1,144)	(793)	(489)

Pro forma	$104,416	$104,023	$101,746

Earnings per share:
As reported
Basic	$2.41	$2.45	$2.81
Diluted	$2.34	$2.37	$2.75
Pro forma
Basic	$2.38	$2.43	$2.80
Diluted	$2.31	$2.35	$2.73

These pro forma amounts may not be representative of the effect on pro forma net income in future years, since the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

Employee Benefit Plan

Company employees who meet certain requirements as to age and service are eligible to participate in the Company’s 401(k) benefit plan. For the years ended December 31, 2003, 2002 and 2001, the Company’s expenses related to the plan were $1,923, $2,820 and $2,760, respectively.

Shareholders’ Equity

On February 7, 2002, the Company’s Board of Directors declared a 1.43408 for 1 stock split. Unless otherwise indicated, all references to the numbers of shares, options for purchase of common stock and per-share information in the financial statements and related notes have been adjusted to reflect this stock split on a retroactive basis.

On March 4, 2002, the Company’s shareholders approved an increase in the authorized number of shares from 50,000 to 100,000.

During March 2002, the Company issued 7,935 shares of common stock in a public offering realizing approximately $138,201 in aggregate net proceeds.

In addition to its common stock, the Company has 100,000 shares authorized of series common stock, $.01 per value per share, and 100,000 shares authorized of preferred stock, $.01 per value per share. No shares of series common stock or preferred stock are issued and outstanding.

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. In April 2003, the Board of Directors approved the repurchase of up to 1,000 shares of the Company’s common stock. Pursuant to this authorization, 1,000 unregistered common shares were repurchased in a private transaction for an aggregate purchase price of approximately $13,000.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options. All stock options outstanding for 2003 were included in the computation of diluted earnings per share. Options to purchase 798 and 297 shares of common stock were excluded from the computation of diluted earnings per share for 2002 and 2001, respectively, due to their antidilutive effect. The diluted weighted average shares did not include any contingent convertible shares. See Note 11.

Information pertaining to the calculation of earnings per share for each of the three years ended December 31 is as follows:

	2003	2002	2001

Basic weighted average shares	43,831	42,805	36,382
Dilutive stock options	1,375	1,443	887

Diluted weighted average shares	45,206	44,248	37,269

Consolidated Statement of Cash Flows – Supplemental Disclosures

	For the years ended
	December 31,

	2003	2002	2001

Interest paid (net of amount capitalized)	$29,194	$25,413	$20,500

Net Federal and State taxes paid	$59,643	$64,816	$59,056

Non-monetary transactions during 2003, 2002 and 2001:

	2003	2002	2001

Land purchase obligations in connection with land acquisitions	$44,098	$—	$—
Notes payable in connection with land acquisitions	1,600	10,000	—
Real estate inventories transferred to property and equipment	1,355	8,083	—
Property and equipment transferred to real estate inventories	2,070	13,973	5,346
Community development district obligations assumed by end user	3,695	2,493	3,468
Change in estimated community development district obligations	7,296	1,541	12

New Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS 145. In addition to rescinding SFAS 4, 44 and 64 and amending SFAS 13, SFAS 145 requires all gains and losses from extinguishment of debt to be included as an item of income from continuing operations in accordance with APB 30. As a result of the adoption of SFAS 145, the Company reclassified $3,282 and $3,188 for the years ended December 31, 2002 and 2001, respectively, to expenses related to early repayment of debt. A tax benefit of $1,266 and $1,230 was reclassified to income tax expense for the same periods.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective immediately for VIE’s created after January 31, 2003.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

In December 2003, the FASB issued FIN 46-R clarifying certain provisions of FIN 46. FIN 46-R provides a deferral of FIN 46 for certain entities. The special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of this revised Interpretation. Otherwise, application of FIN 46 is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company has not entered into any agreements that would qualify under the special-purpose entity provision of FIN 46-R

Under the non-SPE provisions of FIN 46-R, the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit or enters into a partnership arrangement, a VIE may be created. The Company completed an analysis of its land option contracts and other contractual arrangements during 2003. The Company has concluded the joint ventures, in which they invest, do not qualify as VIEs under the provisions of FIN 46 and therefore, do not require consolidation. The Company has concluded that the lot option contracts for which non-refundable deposits have been made, although legal title has not transferred, qualify as a VIE under FIN 46. Since the Company is deemed the primary beneficiary of these arrangements, it would be required to consolidate the VIE. For the contracts entered into prior to February 1, 2003, the Company has delayed the implementation of FIN 46-R until the first quarter of 2004.

At December 31, 2003, the Company consolidated land with a purchase price of $46,685 and recorded a land purchase obligation of $44,098. The land purchase obligation, which is recorded in other liabilities, represents the difference between the exercise price of the optioned land and the non-refundable deposits paid of $2,587 at December 31, 2003. The land under option does not have any significant operations in 2003.

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

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the Company’s interim period beginning July 1, 2003. Effective October 29, 2003, the FASB deferred the provisions of SFAS 150 that impact classification and measurement of mandatorily redeemable minority interests. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. For the years ended December 31, 2002 and 2001, amortization of previously capitalized interest and real estate taxes have been reclassified from interest expense and real estate tax expense to homebuilding, amenity membership and operations, real estate services and land cost of sales. Equity in (losses) earnings from joint ventures and other income have been reclassified from real estate services and land sales to other income and expenses. Interest income and expense related to mortgage banking has been reclassified from other income and interest expense, respectively, to real estate services net revenue, which is included in real estate services and land sales. These reclassifications have no impact on net income.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

3.	Segment Information

The Company operates in four principal business segments: Tower Homebuilding; Traditional Homebuilding, which includes sales of lots; Amenity Membership and Operations; and Real Estate Services, which includes real estate brokerage, mortgage banking, title and property management operations. Land sales have been disclosed for purposes of additional analysis. The amount of previously capitalized interest included in cost of sales of each segment, thereby reducing segment gross margin, is also presented for purposes of additional analysis. Asset information by business segment is not presented, since the Company does not prepare such information.

Year ended December 31, 2003		Traditional		Amenity	Real
	Tower			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals

Revenues	$593,893	$624,219	$25,677	$56,369	$113,893	$38,154	$1,452,205
Gross margin	171,856	142,397	12,268	7,024	18,605	9,840	361,990
Previously capitalized interest included In cost of sales	13,201	10,479	2,205	252	—	1,903	28,040

Year ended December 31, 2002		Traditional		Amenity	Real
	Tower			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals

Revenues	$536,005	$461,270	$17,028	$71,067	$90,226	$36,213	$1,211,809
Gross margin	179,276	99,763	7,484	15,336	12,228	20,890	334,977
Previously capitalized interest included in cost of sales	9,993	8,835	1,375	147	—	590	20,940

Year ended December 31, 2001		Traditional		Amenity	Real
	Tower			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals

Revenues	$413,481	$492,576	$17,364	$75,340	$68,144	$30,504	$1,097,409
Gross margin	170,491	93,144	8,043	24,808	7,728	8,039	312,253
Previously capitalized interest included in cost of sales	7,133	9,889	1,195	—	—	226	18,443

See the consolidated statements of income for a reconciliation of gross margin to consolidated income before income taxes for the years ended December 31, 2003, 2002 and 2001.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

4.	Mortgage Notes and Accounts Receivable

Mortgage notes and accounts receivable are summarized as follows:

	December 31,

	2003	2002

Mortgage loans held for sale	$55,841	$49,245
Mortgage notes receivable	28,331	14,970
Accounts receivable	18,781	20,383

	$102,953	$84,598

The Company’s wholly owned subsidiary, Financial Resources Group, Inc. (FRG), originates home mortgages which are later sold to mortgage investors. Mortgage loans held for sale are stated at the lower of cost or market value based upon purchase commitments from third-party mortgage investors or prevailing market for loans not yet committed to an investor. Substantially all of these loans are sold within 40 days of origination. The Company recorded approximately $5,531, $3,448 and $231 of gains on the sale of loans for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average interest rate of mortgage loans held for sale was 4.9% and 5.4% at December 31, 2003 and 2002, respectively.

Mortgage notes receivable are generated through the normal course of business, primarily parcel sales, and are collateralized by liens on property sold. Significant concentration of mortgage notes receivable have resulted from the sale of real estate inventories to five independent buyers, approximating 98% of the balance at December 31, 2003. Interest rates on mortgage notes receivable with maturities in excess of one year at December 31, 2003 and 2002 range from 4.4% to 7.0%. The weighted average interest rate on mortgage notes receivable with maturities in excess of one year approximated 6.0% at December 31, 2003 and 2002, respectively.

Accounts receivable are generated through the normal course of amenity and other business operations and are unsecured.

Following is a schedule of maturities of mortgage notes receivable at December 31, 2003.

2004	$17,911
2005	10,420

Mortgage notes receivable	$28,331

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,

	2003	2002

Land and land improvements	$509,104	$467,120
Investments in amenities	74,132	42,968
Work in progress:
Towers	162,814	155,315
Homes	141,994	179,203
Completed inventories:
Towers	114,020	86,217
Homes	57,117	46,701

Real estate inventories owned	1,059,181	977,524
Real estate inventories not owned (See Note 2)	46,685	—

Total real estate inventories	$1,105,866	$977,524

Work in progress includes tower units and homes finished, sold and ready for delivery and tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had approximately 112 and 190 completed single- and multi-family homes at December 31, 2003 and 2002, respectively. We had 139 and 130 completed tower residences at December 31, 2003, and 2002, respectively.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

6.	Property and Equipment

Property and equipment consist of the following:

	Estimated	December 31,
	Useful Life
	(in years)	2003	2002

General corporate facilities:
Land and improvements	10 to 15	$2,387	$1,563
Buildings and improvements	30 to 40	21,005	13,938
Furniture, fixtures and equipment	3 to 10	31,642	28,020
Assets under construction	—	2,844	6,217

		57,878	49,738

Amenities:
Land and improvements	10 to 15	58,337	37,794
Buildings and improvements	30 to 40	38,207	23,021
Furniture, fixtures and equipment	3 to 10	10,133	6,018
Marinas	20	902	827
Assets under construction	—	30,479	30,136

Total amenities		138,058	97,796

		195,936	147,534
Less accumulated depreciation		(27,016)	(20,382)

Property and equipment		$168,920	$127,152

Property and equipment at December 31, 2003 and 2002 includes $9,215 and $8,873, respectively, of golf course and club facilities sold subject to significant continuing obligations which preclude revenue recognition.

7.	Investments in Joint Ventures

Investments in joint ventures represent the Company’s ownership interest in real estate limited partnerships and are accounted for under the equity method. The Company does not guarantee the debt or other obligations of these partnerships. At December 31, 2003 investments in joint ventures consists of the following:

	Percentage of	Type and Location
Name of Venture	Ownership	of Property

Tiburon Golf Ventures Limited Partnership	51%	Golf club - Naples, Florida

Pelican Landing Golf Resort		Golf club -
Ventures Limited Partnership	51%	Bonita Springs, Florida

Pelican Landing Timeshare		Multi-family timeshare units under
Ventures Limited Partnership	51%	development - Bonita Springs, Florida

Norman Estates at Tiburon
Limited Partnership	50%	Single-family residential - Naples, Florida

Walden Woods Business		Mixed-use industrial park -
Center Limited Partnership	50%	Plant City, Florida

Pelican Isle Yacht Club Limited Partnership	49%	Yacht club - Naples, Florida

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

There were no joint ventures entered into or modified after January 31, 2003. The Company has evaluated the unconsolidated joint ventures entered into prior to February 1, 2003, and has determined they do not require consolidation under the provisions of FIN 46 for the year ended December 31, 2003. The Company’s share of net earnings (loss) is based upon its ownership interest. The Company may be required to make additional cash contributions to the ventures, pursuant to the venture agreements, to avoid the loss of all or part of its interest in such ventures.

The Company enters into agreements to provide development, project management and golf course operation management services. The Company provided these services to selected joint venture interests and recorded net fee revenue of $1,505, $3,028 and $1,730 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company eliminates development and project management fees to the extent of its ownership interest.

In 1996, the Company sold its Bighorn property located in Palm Desert, California. In conjunction with the sale, the Company received cash consideration and a Class B limited partnership interest. This interest entitles the Company to receive an allocation of the buyer’s future net profits after allocation of preferred returns to other partners as defined in the limited partnership agreement. No profit allocations have been recorded under this interest and no cash has been received through December 31, 2003.

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

	December 31,

	2003	2002

Assets
Club facilities, property and equipment, net	$75,817	$80,733
Real estate inventories	51,191	33,385
Other assets	13,821	10,415

Total assets	$140,829	$124,533

Liabilities and Partners’ Capital
Total liabilities	$20,386	$23,120
Capital - other partners	59,134	49,956
Capital - the Company	61,309	51,457

Total liabilities and partners’ capital	$140,829	$124,533

	For the years ended December 31,

	2003	2002	2001

Combined Results of Operations
Revenues	$36,036	$32,057	$27,272

Net income (loss)	$1,884	$341	$(1,949)

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

8.	Goodwill and Other Intangibles and Implementation of SFAS 142

Effective January 1, 2002 the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually. The Company performs the required tests for impairment of goodwill annually in the fourth quarter and does not currently believe its goodwill is impaired. In accordance with SFAS 142, the Company has allocated goodwill to its operating segments as follows:

Homebuilding	$16,097
Amenity membership and operations	5,365
Real estate services	7,478

$28,940

Intangible assets subject to amortization had accumulated amortization of $2,017 and $1,697 at December 31, 2003 and 2002, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2004	$456
2005	314
2006	306
2007	299
2008	299

$1,674

The Company amortized $3,215 of goodwill in the year ended December 31, 2001. Had the Company not amortized goodwill during 2001, net income, basic earnings per share and diluted earnings per share would have been $105,450, $2.90 and $2.84, respectively.

9.	Senior Unsecured Credit Facility

In June 2002, the Company repaid the outstanding balance of its $450 million senior secured credit facility. The senior secured credit facility provided for a $250,000 amortizing term loan and a $200,000 revolving loan. The interest rate at that time was the lender’s “base rate” plus a spread of .25% or the Eurodollar base rate plus a spread of 2.75%, payable in arrears. In connection with the repayment, $3,282 in unamortized debt issue costs related to the term portion of the senior secured credit facility was written off.

Simultaneously with the repayment of the senior secured credit facility in June 2002, the Company entered into a senior unsecured revolving credit agreement (the Credit Facility) which replaces the previously outstanding senior secured credit facility. The Credit Facility includes substantially the same banking institutions as the senior secured credit facility. The Credit Facility provides for a $350,000 revolving loan, which may increase to $425,000 if certain conditions are met. In June 2003, the commitment amount was increased to $405,000. The loan matures June 30, 2005, subject to a one-year extension at the Company’s election, and allows for prepayments and additional borrowing to the maximum amount, provided an adequate borrowing base is maintained. The loan allows an allocation of the unused balance for issuance of a maximum of $75,000 of stand-by letters of credit of which $27,684 is outstanding at December 31, 2003. The current interest rate is the lender’s prime rate or the LIBOR base rate plus a spread of 180 basis points, payable in arrears. The LIBOR base rate can be reduced by up to 30 basis points or increased by 20 basis points if the credit rating of the facility is revised. The agreement contains financial and operational covenants that under certain circumstances limit the Company’s ability to, among other items, incur additional debt, pay dividends, and make certain investments.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

10.	Senior Subordinated Notes

In September 2003, the Company issued $125,000 of 7-7/8% senior subordinated notes (the 7-7/8% Notes). The 7-7/8% Notes mature October 1, 2013 and interest is payable semi-annually in arrears commencing on April 1, 2004. The 7-7/8% Notes are subordinated to all existing and future senior debt. The 7-7/8% Notes indenture agreement contains financial and operational covenants that may limit the Company’s and its subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments. Proceeds from the 7-7/8% Notes were used to repay $123,750 of the outstanding balance of the senior unsecured credit facility.

In April 2002, the Company issued $200,000 of 9-1/8% senior subordinated notes (the 9-1/8% Notes). The 9-1/8% Notes mature May 1, 2012 and interest is payable semi-annually in arrears commencing on November 1, 2002. The 9-1/8% Notes are subordinated to all existing and future senior debt. The 9-1/8% Notes indenture agreement contains financial and operational covenants that may limit the Company’s and its subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments. Proceeds from the 9-1/8% Notes were used to repay $174,800 of the senior secured credit facility, $11,200 of other debt and for general corporate purposes.

In February 2001, the Company issued $250,000 of 10-5/8% senior subordinated notes (10-5/8% Notes) and in June 2001, issued an additional $100,000 of 10-5/8% senior subordinated notes for $105,250, plus accrued interest. The 10-5/8% Notes mature February 15, 2011 and interest is payable semi-annually in arrears commencing on August 15, 2001. The 10-5/8% Notes are subordinated to all existing and future senior debt. The 10-5/8% Notes indenture agreement contains financial and operational covenants that may limit the Company’s and its subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments. Proceeds from the 10-5/8% Notes were used to repay existing debt and for general corporate purposes.

11.	Contingent Convertible Senior Subordinated Notes

In August 2003, the Company issued $125,000 of 4.0% contingent convertible senior subordinated notes (the 4% Notes) due 2023. The 4% Notes mature August 5, 2023 and interest is payable semi-annually in arrears commencing on February 5, 2004. The 4% Notes are subordinated to all existing and future senior debt. Proceeds from the offering were used to repay $9,341 of mortgages and notes payable and approximately $111,900 of the outstanding balance of the senior unsecured credit facility.

The Company has the right to redeem all or some of the 4% Notes under certain circumstances beginning in August 2006. Holders may require the Company to repurchase the 4% Notes in August 2008, 2013 and 2018 and upon the occurrence of a change in control as defined in the indenture. The 4% Notes can be converted into the Company’s common stock at a conversion price per share of $27.57 which is equal to a conversion rate of approximately 36.2713 common shares per $1,000 principal amount of the 4% Notes under certain circumstances prior to the maturity date. The 4% Notes are convertible at the holder’s option prior to the maturity date under the following circumstances: (1) during any calendar quarter, if the closing sale price of the Company’s common stock price for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price per share ($27.57), (2) if the Company has called the 4% Notes for redemption and the redemption has not yet occurred, (3) subject to certain exceptions, during the five trading day period after any five consecutive trading day period in which the average trading price of the 4% Notes per $1,000 principal amount for each day of such period was less than 95% of the product of the closing sale price of the Company’s common stock on that day multiplied by the number of shares of the Company’s common stock issuable upon conversion of $1,000 principal amount of the 4% Notes, (4) reduction of credit rating below B- or B1, credit rating suspended or withdrawn or credit agencies no longer rating the 4% Notes, or (5) upon the occurrence of certain corporate transactions.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

12.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	December 31,

	2003	2002

Belize/BellaMare $187,000 construction loans	$29,294	$100
Aversana/Savona/Grande Isle I & II $101,610 construction loans	15,524	100
Tower Residences/Treviso/One Watermark $133,380 construction loans	200	53,315
LaScala/Portofino/Milano/Mariner $107,000 construction loans	300	39,148
Purchase money mortgage loan	1,600	—
Purchase money mortgage loan	—	10,000
FRG warehouse credit facility	—	27,961

	$46,918	$130,624

The tower construction loans represent amounts payable to commercial banks that are secured by first mortgages and interest is payable monthly in arrears at rates based on the bank’s prime, Eurodollar or LIBOR rate. The interest rates at December 31, 2003 range from approximately 3.0% to 4.0%. The Belize/BellaMare loans were entered into in October 2002 to finance the two towers and mature October 2005. In March 2003, Aversana/Savona/Grande Isle I & II loans were amended to increase the amount to $101,610, extend the maturity to March 2005 and are secured by the current four towers. The Tower Residences/Treviso/One Watermark loans mature June 2005. The LaScala/Portofino/Milano/Mariner loans mature in April 2004.

In connection with the purchase of real estate assets located in Escambia County, Florida, the Company entered into a promissory note payable to the seller for $1,600. The note accrues interest at the prime rate (4.0% at December 31, 2003), requires quarterly payment of interest and matures October 2006.

In August 2001, FRG entered into a $10,000 warehouse credit facility (Warehouse Credit Facility) agreement with a commercial bank. In December 2002, FRG amended and restated the Warehouse Credit Facility to increase the maximum loan amount to $30,000, which was reduced to $23,000 in April 2003. In December 2003, FRG amended and restated the Warehouse Credit Facility to accrue interest with respect to outstanding advances equal to or less than 50% of the maximum loan amount at FRG’s election at LIBOR plus 1.80% or the overnight federal funds rate plus 1.95%, decreasing to LIBOR plus 1.70% or the overnight federal funds rate plus 1.85% for amounts outstanding in excess of 50% of the maximum loan amount. The Warehouse Credit Facility is collateralized by a blanket first priority lien on all FRG assets, is payable on demand, requires the maintenance of an adequate collateral borrowing base and the maintenance of certain financial covenants. Accounts payable includes approximately $26,901 and $14,234 in loans originated but not yet funded under the Warehouse Credit Facility at December 31, 2003 and 2002, respectively.

In connection with the purchase of the real estate assets located in a community in Collier County, Florida, the Company entered into a promissory note payable to the seller for $10,000. The note was repaid in September 2003.

13.	Debt Maturities

Aggregate maturities of the mortgages and notes payable are as follows:

2004	$300
2005	45,018
2006	1,600

Total	$46,918

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

14.	Community Development District Obligations

In connection with the development of certain of the Company’s communities, community development or improvement districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities. The Company utilizes two primary types of bonds issued by the district, type “A” or “B” which are used to reimburse the Company for construction or acquisition of certain infrastructure improvements. These reimbursements are recorded to the Company’s community development district obligation on the balance sheet. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user, and the “B” bond is the obligation of the Company. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district. If the owner of the parcel does not pay this obligation, a lien is placed on the property to secure the unpaid obligation. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The amount of community development district and improvement district bond obligations issued and outstanding with respect to the Company’s communities totaled $153,688 and $135,572 at December 31, 2003 and 2002, respectively. Bond obligations at December 31, 2003 mature from 2004 to 2034.

The districts raise the money to make the principal and interest payments on the bonds by imposing assessments and user fees on the properties benefited by the improvements from the bond offerings. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company owns that are benefited by the improvements. The Company may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. In addition, the Company guarantees district shortfalls under some of the bond debt service agreements when the revenues, fees and assessments which are designed to cover principal and interest and other operating costs of the bonds are insufficient.

In accordance with Emerging Issues Task Force Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, the Company records a liability, net of cash held by the districts available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and transfer of the property. The Company has accrued $46,013 and $29,684 as of December 31, 2003 and 2002, respectively, as its estimated amount of bond obligations that it may be required to pay.

15.	Income Taxes

The provision for income taxes consists of the following:

	For the years ended
	December 31,

	2003	2002	2001

Current:
Federal	$54,226	$53,094	$47,514
State	9,017	8,828	7,100

	63,243	61,922	54,614

Deferred:
Federal	771	4,175	10,641
State	236	695	1,738

	1,007	4,870	12,379

Income tax expense	$64,250	$66,792	$66,993

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

Income taxes payable consists of the following:

	December 31,

	2003	2002

Current	$18,497	$20,567
Deferred	38,886	31,939

Income taxes payable	$57,383	$52,506

Deferred tax assets and liabilities consist of the following:

	December 31,

	2003	2002

Deferred tax liabilities:
Real estate inventories	$31,742	$26,464
Property and equipment	15,026	17,795
Accruals	1,655	—
Other	539	2,607

Total deferred tax liabilities	48,962	46,866

Deferred tax assets:
Recognized built-in losses	5,429	8,658
Accruals	—	4,261
Intangibles	3,709	—
Other	938	2,008

Total deferred tax assets	10,076	14,927

Net deferred tax liability	$38,886	$31,939

A reconciliation of the statutory rate and the effective tax rate follows:

	December 31,

	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.6	3.6	3.6
Other	(0.8)	0.3	1.0

Effective rate	37.8%	38.9%	39.6%

During the fourth quarter of 2003, the Company settled an Internal Revenue Service examination of its tax returns for the years 1999-2001. As a result, the Company reduced its income tax expense by approximately $1,900.

16.	Stock Option Plans

In 1998, the Company adopted a stock option plan for key employees. The plan is administered by a committee of the Board of Directors (the Compensation Committee) who determines the employees eligible to participate and the number of shares for which options are to be granted. The maximum number of shares available to be granted as of December 31, 2003 was approximately 4,364 common shares which is based on 10% of the issued and outstanding shares of the

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

Company’s common stock. Options vest on various schedules from grant date over periods of up to five years and are exercisable within ten years of the grant date, at which time the options expire.

In 1998, the Company adopted the 1998 WCI Communities, Inc. Non-Employee Director’s Stock Incentive Plan, pursuant to which non-qualified stock options to purchase up to approximately 215 shares of the common stock of the Company may be granted to non-employee directors of the Company or any of its subsidiaries. The Compensation Committee administers the plan, and will from time to time grant options under the plan in such form and having such terms, conditions and limitations as the Committee may determine in accordance with the Plan. Options vest from grant date over three years and are exercisable within 10 years from grant date at which time the options expire.

A summary of the changes in stock options during each of the three years ended December 31, is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding beginning of year	3,015	$9.09	2,457	$6.79	2,246	$6.01
Granted	896	9.08	830	16.04	467	10.46
Exercised	(228)	6.05	(100)	6.01	(64)	6.01
Canceled	(104)	11.32	(172)	11.39	(192)	6.96

Outstanding options - end of year	3,579	$9.22	3,015	$9.09	2,457	$6.79

Options exercisable - end of year	1,582	$6.45	1,610	$6.23	1,275	$6.01

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

Options Outstanding			Options Exercisable

	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

1,617	5.5	$6.01	1,427	$6.01
867	9.1	9.08	—	9.08
387	7.0	10.46	155	10.46
708	8.0	16.04	—	16.04

3,579	7.0	$9.22	1,582	$6.45

The weighted average fair value of options granted during 2003, 2002 and 2001 was $4.61, $2.99 and $2.67, respectively, per share at date of grant. The fair values of options granted were estimated using the Black-Scholes option pricing model with the following assumptions: expected option life of six years and dividend yield of 0% for each year; expected volatility of 50% for 2003 and 0% for 2002 and 2001. In accordance with SFAS 123, because the Company was a non-public entity on the date options were granted in 2002, 0% volatility was assumed. The risk free interest rate assumptions range from 2.96% to 4.40% for 2003, 2002 and 2001.

17.	Transactions with Related Parties

Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those which would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company’s independent members of the Board of Directors.

One shareholder provides financial and management consulting services to the Company under a management contract. Management fees totaled $660, $660 and $645 for the years ended December 31, 2003, 2002 and 2001, respectively.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

In 1997, a triple-net lease agreement for an office building was entered into with a related party. The lease term expires in May 2007, and rent of $2,357, $1,560 and $1,180 was incurred for the years ended December 31, 2003, 2002 and 2001, respectively. Pursuant to five separate lease agreements, a related party leases commercial office space to the Company with lease expirations ranging from November 2005 to August 2007. Payments under the leases aggregated approximately $467 and $238 in 2003 and 2002, respectively.

The Company leases two airplanes from related parties under a shared usage agreement. Lease and usage payments totaled $881 and $960 for the years ended December 31, 2003 and 2002, respectively.

18.	Commitments and Contingencies

The Company leases building space for its management offices, sales offices and other equipment and facilities. Minimum future commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2003 are as follows:

2004	$9,258
2005	7,268
2006	5,401
2007	3,910
2008	1,922
Thereafter	3,358

$31,117

Rental expense including base and operating cost reimbursements of $17,016, $15,087 and $13,524 was incurred for the years ended December 31, 2003, 2002 and 2001, respectively.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2003, the Company had approximately $27,700 in letters of credit outstanding which expire during 2004. Performance bonds do not have stated expiration dates; rather, the Company is released from the bonds as the contractual performance is completed. These bonds, which approximated $66,464 at December 31, 2003, are typically outstanding over a period of approximately one to five years.

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

The Company may be responsible for funding certain condominium and homeowner association deficits in the ordinary course of business. The Company does not currently believe these obligations will have any material adverse effect on its financial position or results of operations and cash flows.

19.	Supplemental Guarantor Information

Obligations to pay principal and interest on the Company’s senior subordinated notes are guaranteed fully and unconditionally by the Company’s wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, joint and

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

several. The Company’s non-guarantor subsidiaries are considered minor and accordingly are not presented separately in the consolidating financial information. Supplemental consolidating financial information of the Company’s guarantors is presented below.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

Condensed Consolidation Balance Sheets

	December 31, 2003

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Assets
Cash and cash equivalents	$85,995	$9,010	$—	$95,005
Restricted cash	275	21,421	—	21,696
Contracts receivable	244,604	302,092	—	546,696
Mortgage notes and accounts receivable	46,883	81,273	(25,203)	102,953
Real estate inventories	816,324	289,542	—	1,105,866
Property and equipment	64,386	104,534	—	168,920
Investment in guarantor subsidiaries	432,360	—	(432,360)	—
Other assets	140,732	79,582	(77,777)	142,537

Total assets	$1,831,559	$887,454	$(535,340)	$2,183,673

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$241,502	$410,452	$(77,805)	$574,149
Senior unsecured credit facility	—	—	—	—
Senior subordinated notes	803,859	—	—	803,859
Mortgages and notes payable	27,451	44,642	(25,175)	46,918

	1,072,812	455,094	(102,980)	1,424,926

Commitments and contingencies
Shareholders’ equity	758,747	432,360	(432,360)	758,747

Total liabilities and shareholders’ equity	$1,831,559	$887,454	$(535,340)	$2,183,673

	December 31, 2002

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Assets
Cash and cash equivalents	$40,127	$9,662	$—	$49,789
Restricted cash	940	19,637	—	20,577
Contracts receivable	227,227	287,794	—	515,021
Mortgage notes and accounts receivable	15,048	71,540	(1,990)	84,598
Real estate inventories	558,403	419,121	—	977,524
Property and equipment	47,403	79,749	—	127,152
Investment in guarantor subsidiaries	323,527	—	(323,527)	—
Other assets	315,368	71,776	(257,913)	129,231

Total assets	$1,528,043	$959,279	$(583,430)	$1,903,892

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$214,423	$554,128	$(258,103)	$510,448
Senior unsecured credit facility	44,935	—	—	44,935
Senior subordinated notes	554,397	—	—	554,397
Mortgages and notes payable	50,800	81,624	(1,800)	130,624

	864,555	635,752	(259,903)	1,240,404

Commitments and contingencies
Shareholders’ equity	663,488	323,527	(323,527)	663,488

Total liabilities and shareholders’ equity	$1,528,043	$959,279	$(583,430)	$1,903,892

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

Condensed Consolidation Statements of Operations

	For the year ended December 31, 2003

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$724,056	$728,149	$—	$1,452,205
Total cost of sales	624,290	465,925	—	1,090,215

Gross margin	99,766	262,224	—	361,990
Total other income and expenses, net	112,580	79,600	—	192,180

(Loss) income before income taxes and equity in income of guarantor subsidiaries	(12,814)	182,624	—	169,810
Income tax (benefit) expense	(6,559)	70,809	—	64,250
Equity in income of guarantor subsidiaries, net of tax	111,815	—	(111,815)	—

Net income	$105,560	$111,815	$(111,815)	$105,560

	For the year ended December 31, 2002

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$632,453	$579,356	$—	$1,211,809
Total cost of sales	465,220	411,612	—	876,832

Gross margin	167,233	167,744	—	334,977
Total other income and expenses, net	143,322	20,047	—	163,369

Income before income taxes and equity in income of guarantor subsidiaries	23,911	147,697	—	171,608
Income tax expense	9,442	57,350	—	66,792
Equity in income of guarantor subsidiaries, net of tax	90,347	—	(90,347)	—

Net income	$104,816	$90,347	$(90,347)	$104,816

	For the year ended December 31, 2001

	WCI
	Communities,	Guarantor	Eliminating
	Inc.	Subsidiaries	Entries	Consolidated

Total revenues	$702,068	$395,341	$—	$1,097,409
Total cost of sales	487,063	298,093	—	785,156

Gross margin	215,005	97,248	—	312,253
Total other income and expenses, net	141,404	1,621	—	143,025

Income before income taxes, equity in income of guarantor subsidiaries	73,601	95,627	—	169,228
Income tax expense	28,108	38,885	—	66,993
Equity in income of guarantor subsidiaries, net of tax	56,742	—	(56,742)	—

Net income	$102,235	$56,742	$(56,742)	$102,235

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2003

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:
Net income	$105,560	$111,815	$(111,815)	$105,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	(2,117)	(28)	3,152	1,007
Depreciation and amortization	7,461	6,262	—	13,723
Losses (earnings) from joint ventures	268	(875)	—	(607)
Equity in earnings of guarantor subsidiaries	(111,815)	—	111,815	—
Distributions from guarantor (contributions from parent subsidiaries), net	2,982	(2,982)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(37,832)	(22,050)	23,213	(36,669)
Real estate inventories	(205,297)	129,556	—	(75,741)
Other assets	172,914	552	(180,136)	(6,670)
Accounts payable and other liabilities	(18,789)	(154,654)	177,146	3,703

Net cash (used in) provided by operating activities	(86,665)	67,596	23,375	4,306

Cash flows from investing activities:
Proceeds from repayments of mortgages and notes receivable, net	(11,380)	(1,981)	—	(13,361)
Additions to property and equipment, net	(20,555)	(33,024)	—	(53,579)
Contributions to joint ventures, net	2,319	(9,204)	—	(6,885)

Net cash used in investing activities	(29,616)	(44,209)	—	(73,825)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	(44,935)	—	—	(44,935)
Net borrowings on mortgages and notes payable	(24,949)	(36,982)	(23,375)	(85,306)
Proceeds from issuance on senior subordinated notes	250,000	—	—	250,000
Other	(17,967)	12,943	—	(5,024)

Net cash provided by financing activities	162,149	(24,039)	(23,375)	114,735

Net increase (decrease) in cash and cash equivalents	45,868	(652)	—	45,216
Cash and cash equivalents at beginning of year	40,127	9,662	—	49,789

Cash and cash equivalents at end of year	$85,995	$9,010	$—	$95,005

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2002

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:
Net income	$104,816	$90,347	$(90,347)	$104,816
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expenses related to early repayment of debt	2,483	799	—	3,282
Deferred income taxes	966	(7)	3,911	4,870
Depreciation and amortization	5,794	6,049	—	11,843
Losses (earnings) from joint ventures	967	(557)	—	410
Equity in earnings of guarantor subsidiaries	(90,347)	—	90,347	—
(Contributions from parent subsidiaries) distributions from guarantor, net	(1,296)	1,296	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(1,723)	(131,780)	1,990	(131,513)
Real estate inventories	(95,456)	(58,300)	—	(153,756)
Other assets	(20,341)	4,290	10,494	(5,557)
Accounts payable and other liabilities	(42,310)	112,588	(14,595)	55,683

Net cash (used in) provided by operating activities	(136,447)	24,725	1,800	(109,922)

Cash flows from investing activities:
Proceeds from (repayments of) mortgages and notes receivable, net	1,271	(10,887)	—	(9,616)
Additions to property and equipment, net	(20,749)	(21,403)	—	(42,152)
Contributions to joint ventures, net	(200)	(9,782)	—	(9,982)

Net cash used in investing activities	(19,678)	(42,072)	—	(61,750)

Cash flows from financing activities:
Net repayments on senior secured credit facility	(250,000)	—	—	(250,000)
Net borrowings on senior unsecured credit facility	44,935	—	—	44,935
Net borrowings on mortgages and notes payable	29,106	15,523	(1,800)	42,829
Proceeds from issuance on senior subordinated notes	200,000	—	—	200,000
Net proceeds from issuance of common stock and exercise of stock options	138,799	—	—	138,799
Other	(11,970)	(1,125)	—	(13,095)

Net cash provided by financing activities	150,870	14,398	(1,800)	163,468

Net decrease in cash and cash equivalents	(5,255)	(2,949)	—	(8,204)
Cash and cash equivalents at beginning of year	45,382	12,611	—	57,993

Cash and cash equivalents at end of year	$40,127	$9,662	$—	$49,789

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2001

				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.

Cash flows from operating activities:
Net income	$102,235	$56,742	$(56,742)	$102,235
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expenses related to early repayment of debt	—	3,188	—	3,188
Deferred income taxes	5,957	10,777	(4,355)	12,379
Depreciation and amortization	7,977	4,836	—	12,813
Gain on sale of property and equipment	(4,981)	—	—	(4,981)
Losses (earnings) from joint ventures	452	(2,363)	—	(1,911)
Equity in earnings of guarantor subsidiaries	(56,742)	—	56,742	—
Distributions from guarantor subsidiaries (contributions from parent), net	17,762	(17,762)	—	—
Repayment of investments in parent entities	—	44,572	(44,572)	—
Changes in assets and liabilities:
Contracts and accounts receivable	(75,349)	(128,627)	(892)	(204,868)
Real estate inventories	(25,754)	(101,606)	—	(127,360)
Other assets	(145,171)	(9,162)	145,566	(8,767)
Accounts payable and other liabilities	14,667	210,674	(139,520)	85,821

Net cash (used in) provided by operating activities	(158,947)	71,269	(43,773)	(131,451)

Cash flows from investing activities:
Proceeds from mortgages and notes receivable, net	7,183	1,259	—	8,442
Additions to property and equipment, net	(9,657)	(14,672)	—	(24,329)
Distributions from (contributions to) joint ventures, net	1,564	(1,716)	—	(152)

Net cash used in investing activities	(910)	(15,129)	—	(16,039)

Cash flows from financing activities:
Net repayments on senior secured credit facility	(39,000)	—	—	(39,000)
Net repayments on mortgages and notes payable	(41,440)	(68,798)	—	(110,238)
Proceeds from issuance on senior subordinated notes	355,250	—	—	355,250
Principal repayments on subordinated notes	(100,783)	—	43,773	(57,010)
Other	(17,931)	18,675	—	744

Net cash provided by (used in) financing activities	156,096	(50,123)	43,773	149,746

Net (decrease) increase in cash and cash equivalents	(3,761)	6,017	—	2,256
Cash and cash equivalents at beginning of year	49,143	6,594	—	55,737

Cash and cash equivalents at end of year	$45,382	$12,611	$—	$57,993

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2003
(In thousands, except per share data)

20.	Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2003 and 2002 is presented below:

	2003

	First	Second	Third	Fourth

Revenue	$235,935	$310,641	$330,441	$575,188
Gross margin	65,307	71,877	75,363	149,443
Income from operations before income taxes	19,344	27,902	27,864	94,700
Net income	11,837	17,021	17,110	59,592
Earnings per share: (1)
Basic	$.27	$.39	$.39	$1.37
Diluted	$.26	$.38	$.38	$1.31
Weighted average number of shares:
Basic	44,433	43,866	43,490	43,549
Diluted	45,111	45,317	45,083	45,327

	2002

	First	Second	Third	Fourth

Revenue	$228,081	$296,971	$235,873	$450,884
Gross margin	70,795	91,387	55,199	117,596
Income from operations before income taxes	30,935	50,916	16,966	72,791
Net income	18,860	31,100	10,289	44,567
Earnings per share: (1)
Basic	$.49	$.70	$.23	$1.00
Diluted	$.48	$.67	$.22	$.99
Weighted average number of shares:
Basic	38,145	44,317	44,317	44,356
Diluted	39,608	46,289	45,885	45,126

(1)  Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Items 401, 405 and 406 of Regulation S-K is set forth in the Company’s 2004 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after December 31, 2003 (the “2004 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2004 Proxy Statement, is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is set forth in the 2004 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2004 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is set forth in the 2004 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2004 Proxy Statement is incorporated herein by this reference.

The following table provides information as of December 31, 2003 with respect to the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareholders.

			Common shares
			remaining available for
	Common shares to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options	outstanding options	plans

Employee stock incentive plan	3,499,909	$9.25	864,549
Non-employee Director’s stock incentive plan	78,964	7.70	136,148

Total equity compensation plans approved by shareholders	3,578,873	$9.22	1,000,697

Please refer to the discussion of the Company’s equity incentive plans in Note 16 to the Company’s consolidated financial statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is set forth in the 2004 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2004 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is set forth in the 2004 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2004 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

1.	Financial Statements:
See Item 8 above.

2.	Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulations of the SEC (the “Commission”) are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit
number	Exhibit description

3.1	Form of Restated Certificate of Incorporation of WCI Communities, Inc. (4)

3.2	Form of Second Amended and Restated By-laws of WCI Communities, Inc. (4)

4.1	Form of Specimen Certificate for Common Stock of WCI Communities, Inc. (2)

4.2	Form of Registration Rights Agreement, by and among WCI Communities, Inc., and certain stockholders of WCI Communities, Inc. (2)

10.1	Primary Tax Allocation Agreement, dated January 1, 2001, among Watermark Communities, Inc., WCI Communities, Inc., Bay Colony-Gateway, Inc. and certain other subsidiaries of WCI Communities, Inc. and Bay Colony-Gateway Inc. (1)

10.3	Employment agreement, dated as of July 24, 1995, between WCI Communities Limited Partnership and Don E. Ackerman (1)

Exhibit
number	Exhibit description

10.4	Amended and restated employment agreement, dated as of January 1, 1999, between Watermark Communities, Inc. and Alfred Hoffman, Jr. (1)

10.5	Non-Employee Directors’ Stock Incentive Plan (1)

10.6	1998 Stock Purchase and Option Plan for Key Employees (1)

10.7	First Amendment to the 1998 Stock Purchase and Option Plan for Key Employees (2)

10.8	Management Incentive Compensation Plan (2)

10.9	Indenture, dated as of February 20, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $250,000,000 in aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2011 (1)

10.10	Supplemental Indenture, dated June 8, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York (1)

10.11	Master Revolving Note between Financial Resources Group, Inc., and Comerica Bank, dated as of August 31, 2001 (3)

10.12	Indenture, dated as of April 24, 2002, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 (4)

10.13	Senior Unsecured Revolving Credit Agreement dated as of June 28, 2002, among WCI Communities, Inc. and Fleet National Bank, as lender and agent (5)

10.14	Form of Severance Agreement for Mr. Starkey and Mr. Dietz (5)

10.15	Form of Severance Agreement for certain other of our senior vice presidents (5)

10.16	Indenture, dated August 5, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated Notes due 2023. (6)

10.17	Indenture, dated September 29, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 7-7/8% Senior Subordinated Notes due 2013. (7)

10.18	Form of Indemnification Agreement for directors and executive officers(*)

12.1	Ratio of Earnings to Fixed Charges (*)

21.1	Subsidiaries of WCI Communities, Inc. (*)

23.2	Consent of PricewaterhouseCoopers LLP (*)

31.1	Rule 13a-14(a) certification by Alfred Hoffman, Jr., Chief Executive Officer. (*)

31.2	Rule 13a-14(a) certification by James P. Dietz,, Chief Financial Officer. (*)

32.1	Section 1350 certification by Alfred Hoffman, Jr., Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (**)

32.2	Section 1350 certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (**)

*	Filed herewith.

**	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-58500).

(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).

(3)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended September 30, 2001 (Commission file No. 1-9186).

(4)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-87250).

(5)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-9186).

(6)	Incorporated by reference to the exhibits in the Registration Statement on Form S-3 previously filed by WCI Communities, Inc. (Registration No. 333-108462).

(7)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-111184).

(b)  Reports on Form 8-K

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

On November 18, 2003, we filed a current report on Form 8-K announcing that a trust affiliated with our Chairman, Don E. Ackerman, has entered into a Rule 10b5-1 plan with regards to the trust’s WCI Common Stock holdings.

On November 25, 2003, we filed a current report on Form 8-K, which included a press release dated November 24, 2003, announcing that certain selling stockholders priced a public offering of a total of 5,735,661 shares of WCI’s common stock. A registration statement relating to these securities was filed with the Securities and Exchange Commission and was declared effective.

On December 17, 2003, we filed a current report on Form 8-K announcing that a trust affiliated with our Chief Executive Officer, Alfred Hoffman, Jr., has entered into a Rule 10b5-1 plan with regards to the trust’s WCI common stock holdings.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI Communities, Inc. Registrant

Date: March 1, 2004	By:	/s/ James P. Dietz

Name: James P. Dietz
Title: Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange, Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alfred Hoffman, Jr. Alfred Hoffman, Jr.	Chief Executive Officer and Director	March 1, 2004

/s/ Don E. Ackerman Don E. Ackerman	Chairman of the Board of Directors and Executive Vice President	March 1, 2004

/s/ Jerry L. Starkey Jerry L. Starkey	President, Chief Operating Officer and Director	March 1, 2004

/s/ James P. Dietz James P. Dietz	Senior Vice President and Chief Financial Officer	March 1, 2004

/s/ Scott Perry Scott Perry	Chief Accounting Officer	March 1, 2004

/s/ F. Philip Handy F. Philip Handy	Director	March 1, 2004

/s/ Lawrence L. Landry Lawrence L. Landry	Director	March 1, 2004

/s/ Hilliard M. Eure, III Hilliard M. Eure, III	Director	March 1, 2004

/s/ Jay Sugarman Jay Sugarman	Director	March 1, 2004

/s/ Stewart Turley Stewart Turley	Director	March 1, 2004

/s/ Thomas F. McWilliams Thomas F. McWilliams	Director	March 1, 2004