Form 10-Q
period 2004-03-31
WCI COMMUNITIES INC
filed 2004-04-29
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                                      (Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

The number of shares outstanding of the issuer’s common stock, as of April 26, 2004, was 43,892,802.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$53,013	$95,005
Restricted cash	37,569	21,696
Contracts receivable	628,358	546,696
Mortgage notes and accounts receivable	77,761	102,953
Real estate inventories	1,244,206	1,105,866
Property and equipment	171,887	168,920
Other assets	122,079	105,972
Goodwill	29,008	28,940
Other intangible assets	7,506	7,625

Total assets	$2,371,387	$2,183,673

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$324,950	$373,953
Customer deposits	193,668	154,183
Community development district obligations	46,722	46,013
Senior unsecured credit facility	30,000	—
Senior subordinated notes	678,724	678,859
Mortgages and notes payable	197,519	46,918
Contingent convertible senior subordinated notes	125,000	125,000

	1,596,583	1,424,926

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 45,021 and 44,776 shares issued, respectively	450	447
Additional paid-in capital	281,486	279,173
Retained earnings	506,663	493,115
Treasury stock, at cost, 1,132 shares, respectively	(13,795)	(13,795)
Accumulated other comprehensive loss	—	(193)

Total shareholders’ equity	774,804	758,747

Total liabilities and shareholders’ equity	$2,371,387	$2,183,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	For the three months ended
	March 31,
	2004	2003
Revenues
Homebuilding	$217,099	$187,588
Real estate services	30,135	25,420
Other	18,079	22,927

Total revenues	265,313	235,935

Cost of Sales
Homebuilding	160,875	133,333
Real estate services	26,054	21,587
Other	14,128	15,708

Total costs of sales	201,057	170,628

Gross margin	64,256	65,307
Other Income and Expenses
Equity in earnings from joint ventures	(946)	(1,544)
Other income	(8,018)	(1,028)
Selling, general and administrative	36,832	34,699
Interest expense, net	8,390	8,805
Real estate taxes, net	2,503	2,484
Depreciation	3,102	2,431
Amortization of intangible assets	119	116

Income before income taxes	22,274	19,344
Income tax expense	8,726	7,507

Net income	$13,548	$11,837

Earnings per share:
Basic	$.31	$.27
Diluted	$.30	$.26
Weighted average number of shares:
Basic	43,715	44,433
Diluted	45,478	45,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2003	43,644	$447	$279,173	$493,115	$(193)	$(13,795)	$758,747
Exercise of stock options	220	2	1,747	—	—	—	1,749
Stock-based compensation	25	1	566	—	—	—	567
Comprehensive income:
Net income	—	—	—	13,548	—	—	13,548
Change in fair value of derivatives, net of tax	—	—	—	—	193	—	193

Total comprehensive income							13,741

Balance at March 31, 2004	43,889	$450	$281,486	$506,663	$—	$(13,795)	$774,804

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2002	44,416	$445	$277,912	$387,555	$(1,629)	$(795)	$663,488
Exercise of stock options	28	—	169	—	—	—	169
Stock-based compensation	—	—	47	—	—	—	47
Comprehensive Income:
Net income	—	—	—	11,837	—	—	11,837
Change in fair value of derivatives, net of tax	—	—	—	—	404	—	404

Total comprehensive income							12,241

Balance at March 31, 2003	44,444	$445	$278,128	$399,392	$(1,225)	$(795)	$675,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$13,548	$11,837
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	8,201	4,547
Depreciation and amortization	3,928	3,124
Earnings from investments in joint ventures	(946)	(1,544)
Changes in assets and liabilities:
Restricted cash	(15,873)	(1,584)
Contracts receivable	(81,662)	(54,400)
Mortgages held for sale and accounts receivable	27,083	25,842
Real estate inventories	(133,233)	(72,929)
Other assets	(12,751)	6,996
Accounts payable and other liabilities	(57,011)	(54,476)
Customer deposits	39,485	34,701

Net cash used in operating activities	(209,231)	(97,886)

Cash flows from investing activities:
Additions to mortgage notes receivable	(1,943)	(4,204)
Proceeds from repayment of mortgage notes receivable	52	2,365
Additions to property and equipment, net	(11,176)	(15,048)
Contributions to investments in joint ventures, net	(681)	(1,392)

Net cash used in investing activities	(13,748)	(18,279)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	30,000	47,815
Proceeds from borrowings on mortgages and notes payable	166,624	54,453
Repayment of mortgages and notes payable	(16,023)	(32,335)
Debt issue costs	(2,639)	—
Advances on community development district obligations	1,430	20,080
Payments on community development district obligations	(721)	—
Proceeds from exercise of stock options	1,749	169
Stock-based compensation	567	47

Net cash provided by financing activities	180,987	90,229

Net decrease in cash and cash equivalents	(41,992)	(25,936)
Cash and cash equivalents at beginning of year	95,005	49,789

Cash and cash equivalents at end of period	$53,013	$23,853

Non-cash activity:
Property and equipment transferred to real estate inventories	$5,107	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(In thousands, except per share data)

1.	Basis of Presentation

The condensed consolidated financial statements and notes of WCI Communities, Inc. (the Company) as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2003 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. In the three months ended March 31, 2003, amortization of previously capitalized interest and real estate taxes has been reclassified from interest expense and real estate tax expense to homebuilding, real estate services and other cost of sales. Equity in earnings from joint ventures and other income have been reclassified from real estate services and other revenues to other income and expenses. Interest income and expense related to mortgage banking has been reclassified from other income and interest expense, respectively, to real estate services net revenue, which is included in real estate services. These reclassifications have no impact on net income.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of income for the three months ended March 31, 2004 is not necessarily indicative of the results to be expected for the full year.

2.	Stock-Based Compensation

The Company has elected to use APB 25 and related interpretations in accounting for its stock option plans. No compensation costs are recorded upon issuance or exercise of stock options as the options were issued at the current market price of the stock on the date of grant. Had the Company elected to recognize compensation expense under the fair value method under Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock Based Compensation, pro forma net income would be as follows:

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(In thousands, except per share data)

	For the three months ended
	March 31,
	2004	2003
Net income:
As reported	$13,548	$11,837
Less: Total stock-based compensation expense, net of tax	(609)	(305)

Pro forma	$12,939	$11,532

Earnings per share:
As reported
Basic	$.31	$.27
Diluted	$.30	$.26
Pro forma
Basic	$.30	$.26
Diluted	$.28	$.26

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

     Three months ended March 31, 2004

		Traditional		Amenity	Real
	Tower			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals
Revenues	$138,665	$76,387	$2,047	$15,077	$30,135	$3,002	$265,313
Gross margin	39,573	15,660	991	2,290	4,081	1,661	64,256
Previously capitalized interest included in costs of sales	3,588	1,263	32	25	—	136	5,044

     Three months ended March 31, 2003

		Traditional		Amenity	Real
	Tower			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals
Revenues	$120,505	$66,867	$216	$15,961	$25,420	$6,966	$235,935
Gross margin	35,922	18,395	(62)	2,405	3,833	4,814	$65,307
Previously capitalized interest included in costs of sales	2,671	1,224	8	17	—	7	$3,927

See the condensed consolidated statements of income for a reconciliation of total gross margin to income before income taxes for the three months ended March 31, 2004 and 2003.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(In thousands, except per share data)

4.	Real Estate Inventories

Real estate inventories are summarized as follows:

	March 31,	December 31,
	2004	2003
Land and land improvements	$535,764	$509,104
Investments in amenities	90,405	74,132
Work in progress:
Towers	235,089	162,814
Homes	201,506	141,994
Completed inventories:
Towers	84,397	114,020
Homes	50,360	57,117

Real estate inventories owned	1,197,521	1,059,181
Real estate inventories not owned	46,685	46,685

Total real estate inventories	$1,244,206	$1,105,866

Work in progress includes tower units and homes that are finished, sold and ready for delivery and tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had approximately 71 and 112 completed single- and multi-family homes at March 31, 2004 and December 31, 2003, respectively. We had 107 and 139 completed tower residences at March 31, 2004 and December 31, 2003, respectively.

5.	Warranty

The Company provides its single- and multi-family home buyers with a one to three year limited warranty for all material and labor and a ten year warranty for certain structural defects. The Company provides its tower home buyers a one year warranty for the unit and three year warranty for common elements of the tower.

Since the Company subcontracts its traditional and tower homebuilding work to subcontractors who provide it with an indemnity, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty reserves have been established by charging cost of sales and crediting a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty cost accruals are based upon historical warranty cost experience and are adjusted as appropriate to reflect qualitative risks associated with the types of towers and homes built. The following table presents the activity in the Company’s warranty for the quarter ended March 31, 2004:

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(In thousands, except per share data)

Warranty liability at December 31, 2003	$4,785
Warranty costs accrued and incurred	2,466
Warranty costs paid	(1,987)

Warranty liability at March 31, 2004	$5,264

6.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended
	March 31,
	2004	2003
Total interest incurred	$19,288	$16,736
Debt issue cost amortization	842	711
Interest capitalized	(11,740)	(8,642)

Interest expense, net	$8,390	$8,805

Previously capitalized interest included in costs of sales	$5,044	$3,927

7.	Variable Interest Entities

In December 2003, the Financial Accounting Standards Board issued Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Effective January 1, 2004, the Company adopted FIN 46-R. Under the non-special-purpose entities provisions of FIN 46-R, the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit or enters into a partnership arrangement, a VIE may be created. If the Company is deemed the primary beneficiary of these arrangements, it would be required to consolidate the VIE.

In 2003, the Company entered into two contractual arrangements for approximately $30,200 to acquire land located in Northeast and Southeast Florida from two entities. After making unsuccessful exhaustive efforts to obtain the necessary financial information from the sellers, the Company has elected to apply the disclosure requirements under FIN 46-R to the contractual arrangements for which

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(In thousands, except per share data)

the deposits became non-refundable during the quarter ended March 31, 2004. The Company’s maximum exposure to losses from its involvement with these entities is equal to its approximate $6,100 of non-refundable deposits and other pre-acquisition costs.

8.	Investments in Joint Ventures

In 1996, the Company sold its Bighorn property located in Palm Desert, California to Bighorn Development Limited Partnership (the Partnership or Bighorn). In conjunction with the sale, the Company received cash consideration and a Class B limited partnership interest in the Partnership for which no value was assigned. This interest entitled the Company to receive an allocation of the buyer’s future net profits after allocation of preferred returns to other partners as defined in the limited partnership agreement. No profit allocations were recorded under this interest and no cash had been received through December 31, 2003. In February 2004, the Company sold its Class B limited partnership interest in the Partnership to Bighorn and affiliates for $20,000. The Company received $5,000 and a commitment from the buyer to pay the remaining $15,000 from the future sale of Bighorn home-sites over a three period to expire February 2007. The $15,000 commitment is an unsecured obligation and does not bear interest. The Company will receive 50% of the net proceeds, as defined in the agreement, from each home-site sale completed by Bighorn. The buyer is required to remit to the Company any unpaid amounts remaining when the commitment expires in February 2007. A gain of $5,000 was recorded in other income upon the execution of the agreement. The Company will record revenue as the underlying home-sites are sold. In March 2004, the Company recognized approximately $1,800 upon the closing of two home-sites, related to the remaining unpaid commitment which was included in other income.

9.	Shareholder’ Equity

In addition to its common stock, the Company has 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options and grants. For the three months ended March 31, 2004 and 2003, 0 and 1,129 stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. Since the requirements to allow conversion of contingent convertible senior subordinated notes to common stock were not met during the quarter ended March 31, 2004, the diluted weighted average shares did not include any contingent convertible shares.

Information pertaining to the calculation of earnings per share is as follows:

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(In thousands, except per share data)

	For the three months ended
	March 31,
	2004	2003
Basic weighted average shares	43,715	44,433
Dilutive stock options	1,763	678

Diluted weighted average shares	45,478	45,111

10.	Debt

In March 2004, the Company entered into an amended and restated revolving credit construction loan agreement that consolidated three existing construction loans. The loan agreement provides for a $290,000 revolving construction loan which may increase to $340,000 if certain conditions are met. The loan matures in March 2007, subject to a one-year extension at the Company’s election. The current interest rate is the lender’s prime rate or the LIBOR base rate plus a spread of 185 basis points, payable in arrears. The LIBOR base rate can be reduced by up to 15 basis points or increased by 20 basis points if the Company’s credit rating is revised. The loan is secured by mortgages on the underlying properties. As of March 31, 2004, approximately $99,299 was outstanding.

11.	Comprehensive Income

The following table presents the components of comprehensive income:

	For the three months ended
	March 31,
	2004	2003
Net income	$13,548	$11,837
Change in fair value of derivatives, net of tax	193	404

Comprehensive income	$13,741	$12,241

12.	Supplemental Guarantor Information

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

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(In thousands)

Condensed Consolidating Balance Sheets

	March 31, 2004
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Assets
Cash and cash equivalents	$42,418	$10,595	$—	$53,013
Restricted cash	358	37,211	—	37,569
Contracts receivable	212,426	415,932	—	628,358
Mortgage notes and accounts receivable	23,754	57,403	(3,396)	77,761
Real estate inventories	778,749	465,457	—	1,244,206
Property and equipment	65,822	106,065	—	171,887
Investment in guarantor subsidiaries	483,788	—	(483,788)	—
Other assets	319,280	73,597	(234,284)	158,593

Total assets	$1,926,595	$1,166,260	$(721,468)	$2,371,387

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$213,874	$585,852	$(234,386)	$565,340
Senior unsecured credit facility	30,000	—	—	30,000
Senior subordinated notes	803,724	—	—	803,724
Mortgages and notes payable	104,193	96,620	(3,294)	197,519

	1,151,791	682,472	(237,680)	1,596,583

Commitments and contingencies
Shareholders’ equity	774,804	483,788	(483,788)	774,804

Total liabilities and shareholders’ equity	$1,926,595	$1,166,260	$(721,468)	$2,371,387

	December 31, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Assets
Cash and cash equivalents	$85,995	$9,010	$—	$95,005
Restricted cash	275	21,421	—	21,696
Contracts receivable	244,604	302,092	—	546,696
Mortgage notes and accounts receivable	46,883	81,273	(25,203)	102,953
Real estate inventories	816,324	289,542	—	1,105,866
Property and equipment	64,386	104,534	—	168,920
Investment in guarantor subsidiaries	432,360	—	(432,360)	—
Other assets	140,732	79,582	(77,777)	142,537

Total assets	$1,831,559	$887,454	$(535,340)	$2,183,673

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$241,502	$410,452	$(77,805)	$574,149
Senior unsecured credit facility	—	—	—	—
Senior subordinated notes	803,859	—	—	803,859
Mortgages and notes payable	27,451	44,642	(25,175)	46,918

	1,072,812	455,094	(102,980)	1,424,926

Commitments and contingencies
Shareholders’ equity	758,747	432,360	(432,360)	758,747

Total liabilities and shareholders’ equity	$1,831,559	$887,454	$(535,340)	$2,183,673

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended March 31, 2004
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Total revenues	$132,069	$133,244	$—	$265,313
Total cost of sales	101,106	99,951	—	201,057

Gross margin	30,963	33,293	—	64,256
Total other income and expenses, net	40,595	1,387	—	41,982

(Loss) income before income taxes and equity in income of guarantor subsidiaries	(9,632)	31,906	—	22,274
Income tax (benefit) expense	(3,777)	12,503	—	8,726
Equity in income of guarantor subsidiaries, net of tax	19,403	—	(19,403)	—

Net income	$13,548	$19,403	$(19,403)	$13,548

	For the three months ended March 31, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc
Total revenues	$100,575	$135,360	$—	$235,935
Total cost of sales	74,618	96,010	—	170,628

Gross margin	25,957	39,350	—	65,307
Total other income and expenses, net	39,585	6,378	—	45,963

(Loss) income before income taxes and equity in income of guarantor subsidiaries	(13,628)	32,972	—	19,344
Income tax (benefit) expense	(5,279)	12,786	—	7,507
Equity in income of guarantor subsidiaries, net of tax	20,186	—	(20,186)	—

Net income	$11,837	$20,186	$(20,186)	$11,837

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(In thousands)

Condensed Consolidating Statement of Cash Flows

	For the three months ended March 31, 2004
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$13,548	$19,403	$(19,403)	$13,548
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	2,225	(7)	5,983	8,201
Depreciation and amortization	2,147	1,781	—	3,928
Losses (earnings) from investments in joint ventures	58	(1,004)	—	(946)
Equity in earnings of guarantor subsidiaries	(19,403)	—	19,403	—
(Contributions to guarantor subsidiaries) distributions from parent, net	(32,025)	32,025	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	57,265	(90,037)	(21,807)	(54,579)
Real estate inventories	37,575	(170,808)	—	(133,233)
Other assets	(176,832)	(8,299)	156,507	(28,624)
Accounts payable and other liabilities	(31,323)	176,361	(162,564)	(17,526)

Net cash used in operating activities	(146,765)	(40,585)	(21,881)	(209,231)

Cash flows from investing activities:
(Additions to) proceeds from mortgages and notes receivable, net	(1,958)	67	—	(1,891)
Additions to property and equipment, net	(2,876)	(8,300)	—	(11,176)
Contributions to investments in joint ventures, net	(60)	(621)	—	(681)

Net cash used in investing activities	(4,894)	(8,854)	—	(13,748)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	30,000	—	—	30,000
Net borrowings on mortgages and notes payable	76,742	51,978	21,881	150,601
Other	1,340	(954)	—	386

Net cash provided by financing activities	108,082	51,024	21,881	180,987

Net (decrease) increase in cash and cash equivalents	(43,577)	1,585	—	(41,992)
Cash and cash equivalents at beginning of year	85,995	9,010	—	95,005

Cash and cash equivalents at end of period	$42,418	$10,595	$—	$53,013

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004
(In thousands)

Condensed Consolidating Statement of Cash Flows

	For the three months ended March 31, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$11,837	$20,186	$(20,186)	$11,837
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	2,019	(7)	2,535	4,547
Depreciation and amortization	1,702	1,422	—	3,124
Earnings from investments in joint ventures	(10)	(1,534)	—	(1,544)
Equity in earnings of guarantor subsidiaries	(20,186)	—	20,186	—
Distributions from parent (contributions to guarantor subsidiaries), net	2,973	(2,973)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(48,908)	22,135	(1,785)	(28,558)
Real estate inventories	(147,905)	74,976	—	(72,929)
Other assets	79,339	3,431	(77,358)	5,412
Accounts payable and other liabilities	22,192	(116,775)	74,808	(19,775)

Net cash (used in) provided by operating activities	(96,947)	861	(1,800)	(97,886)

Cash flows from investing activities:
Proceeds from (additions to) mortgages and notes receivable, net	585	(2,424)	—	(1,839)
Additions to property and equipment, net	(7,629)	(7,419)	—	(15,048)
Distributions from (contributions to) investments in joint ventures, net	1,917	(3,309)	—	(1,392)

Net cash used in investing activities	(5,127)	(13,152)	—	(18,279)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	47,815	—	—	47,815
Net borrowings (repayments) on mortgages and notes payable	32,047	(11,729)	1,800	22,118
Other	1,384	18,912	—	20,296

Net cash provided by financing activities	81,246	7,183	1,800	90,229

Net decrease in cash and cash equivalents	(20,828)	(5,108)	—	(25,936)
Cash and cash equivalents at beginning of year	40,127	9,662	—	49,789

Cash and cash equivalents at end of period	$19,299	$4,554	$—	$23,853

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Overview

	For the three months ended
	March 31,
(Dollars in thousands)	2004	2003
Total revenues	$265,313	$235,935
Total gross margin (a)	$64,256	$65,307
Net income	$13,548	$11,837

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding, amenity membership and operations and real estate services, each of which contributes to our revenue and profitability. For the quarter ended March 31, 2004, 81.8% and 87.5% of revenue and gross margin, respectively, were derived from our combined homebuilding operations.

For the quarter, total revenues and net income increased 12.5% and 14.5%, respectively. The increase in revenues was driven primarily by our traditional and tower homebuilding and real estate services divisions. Net income increased over 2003, due primarily to increased gross margins from the tower homebuilding and real estate services divisions and the sale of our investment in a partnership. Gross margins from traditional homebuilding, amenities and land sales declined as compared to 2003.

(a) Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of income for the details of other components that are part of consolidated income before income taxes for each period.

Homebuilding

Traditional homebuilding

	For the three months ended
	March 31,
(Dollars in thousands)	2004	2003
Revenues	$76,387	$66,867
Gross margin	$15,660	$18,395
Gross margin percentage	20.5%	27.5%
Homes closed (units)	195	193
Average selling price per home closed	$392	$346
Lot revenues	$2,047	$216
Net new orders for homes (units)	657	396
Contract values of new orders	$251,686	$180,201
Average selling price per new order	$383	$455

	For the three months ended
	March 31,
	2004	2003
Backlog (units)	1,344	1,072
Backlog contract values	$611,665	$453,544
Average sales price in backlog	$455	$423
Active selling communities	13	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues increased 14.2% primarily due to deliveries in two new communities located in the Southwest and Southeast regions and a 13.3% increase in the average selling price per home closed. In addition to increases in the average selling price per home in several of our affordable retirement and second home/luxury markets, the average selling price per home closed increased as a result of closing homes in three of our higher-priced primary home communities located in our Southeast and West Central regions. Lot revenues increased to $2.0 million from $216 primarily due to the initial sale of lots in one of our communities located in the Southeast region and an increase in lot sales from an existing community in the Southwest region.

Gross margin percentage decreased to 20.5% from 27.5% due primarily to the increased incentives and discounts used to accelerate the sale of completed homes, a $2.3 million increase in construction overhead costs associated with start-up of new communities generating greater overhead levels and a $1.0 million decrease in overhead cost capitalization. We anticipate the gross margin percentage will approximate 20.0% to 25.0% through the remainder of 2004, as the scale of closings in start-up communities increases.

Contract values of new orders increased 39.7% due primarily to initial sales in a subdivision located in the Southwest region and increases in sales at existing communities, offset by a 15.8% decrease in the average selling price per new order. The increase in sales at existing master planned communities is believed to be attributable to increasing consumer confidence throughout our various regions and the completion of our amenity facilities in those master planned communities. The decrease in the average selling price per new order was primarily due to a greater proportion of sales in our retirement communities where average home prices are more affordable. The retirement market contributed a 112.5% increase in new order units compared to 2003. In 2004, approximately 36.0% of our new order units came from the retirement market compared to approximately 28.0% in 2003. The 34.9% increase in backlog contract values primarily reflects a 25.4% increase in the backlog units and 7.6% increase in the average sales price of homes under contract to $455 in 2004 compared to $423 in 2003.

Our ability to sell homes and raise home prices in the future may be adversely impacted by any significant declines in economic and stock market conditions or softening in the demand for new home offerings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tower homebuilding

	For the three months ended
	March 31,
(Dollars in thousands)	2004	2003
Revenues	$138,665	$120,505
Gross margin	$39,573	$35,922
Gross margin percentage	28.5%	29.8%
Net new orders (units)	152	53
Contract values of new orders	$207,258	$59,334
Average selling price per new order	$1,364	$1,120

	March 31,
	2004	2003
Cumulative contracts (units)	979	749
Cumulative contract values	$1,213,645	$888,397
Less: Cumulative revenues recognized	(633,038)	(571,407)

Backlog contract values	580,607	316,990

Average sales price in backlog	$1,240	$1,186
Towers under construction recognizing revenue during the quarter	11	15

Revenues increased 15.1% due primarily to a $38.4 million increase in the delivery of completed tower units reflecting the tower division’s continued focus on selling and delivering completed tower units, offset by a $20.2 million decrease in revenues from towers recognizing percentage-of-completion revenues in the periods.

Gross margin percentage decreased 130 basis points due primarily to a $1.3 million increase in overhead costs and a change in the mix of towers. Overhead costs have increased due to higher wages and benefits associated with an increase in tower development activities in new and existing markets.

Contract values of new orders increased to $207.3 million from $59.3 million due primarily to the conversion to firm contracts of 83 units in three newly introduced towers with a sales value of $120.6 million or $1.5 million average selling price and a 21.8% increase in the average selling price per new order. The increase in the average selling price per new order was primarily due to two towers contributing 52 new orders with a combined average selling price of approximately $2.0 million located in the Southwest and Southeast regions, respectively.

The 83.2% increase in backlog contract values was due primarily to the 36.6% increase in cumulative contract values offset by the 10.8% increase in cumulative revenues recognized as a result of the increase in the extent of completion of towers under construction. Increase in cumulative contract values was due primarily to a $735.5 million increase in contract values in new and existing towers offset by the $410.3 million reduction in cumulative contracts associated with the seven towers that were completed since the quarter ended March 31, 2003. The increase in cumulative contract values reflects a 4.6% increase in the average sales price of units in backlog.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Amenity membership and operations

	For three months ended
	March 31,
(Dollars in thousands)	2004	2003
Equity membership and marina slip revenues	$2,468	$5,672
Membership dues and amenity service revenues	$12,609	$10,289
Total amenity gross margin	$2,290	$2,405
Amenity gross margin percentage	15.2%	15.1%

Equity membership and marina slip revenues decreased 56.5% due to a $3.0 million decline in marina slip revenues. The decline in marina slip revenues was primarily due to the sell-out of marina slips at our Jupiter Yacht Club community in 2003.

Membership dues and amenity operations revenues increased 22.5% primarily due to a $1.2 million increase in revenues from initial operations of new club facilities in our Southwest region, $740 increase in revenues from existing club facilities and $380 increase in revenues from the acquisition of club facilities in our Northwest region in the fourth quarter of 2003.

Amenity gross margin percentage increased slightly over 2003. Future amenity gross margin may be adversely impacted by the reduced availability of marina slips, reduced demand for equity memberships due to general market conditions and increased start-up deficits associated with new amenity operations.

Real estate services and land sales

	For the three months ended
	March 31,
(Dollars in thousands)	2004	2003
Real estate services:
Revenues	$30,135	$25,420
Gross margin	$4,081	$3,833
Gross margin percentage	13.5%	15.1%
Land sales:
Revenues	$3,002	$6,966
Gross margin	$1,661	$4,814
Gross margin percentage	55.3%	69.1%

Real Estate Services

Real estate services revenues, including real estate brokerage, mortgage banking, title and property management operations increased 18.5% primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations. Prudential Florida WCI Realty brokerage transaction volume increased 15.0% to 2,422 closings from 2,106 and the average brokerage transaction price increased 12.3% compared to the same period in 2003. The 160 basis point decrease in gross margin percentage was primarily due to the increased proportion of realty brokerage gross margin, which typically delivers a lower margin in the range of 12.0% to 15.0%, and a decline in the gross margin percentage generated by our mortgage banking operations. The decline in mortgage banking gross margin percentage to 11.8% from 37.7% was primarily due to the decline in the level of customer demand for

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

refinancing, the decline in the margin from the sale of mortgage loans due to increasing mortgage loan interest rates and an increase in overhead costs associated with new organizational strategies.

Land Sales

Land sales are incidental to our overall operations and are expected to continue in the future, but may significantly fluctuate. The decrease in land sales to $3.0 million from $7.0 million was primarily attributable to the timing of sale of non-strategic parcels located in our various regions compared to 2003. Land sales gross margins decreased to 55.3% from 69.1% due to the change in mix of property sold.

Other income and expense

Equity in earnings from joint ventures declined to $946 from $1.5 million in 2003 primarily due to the sell-out of the homes in our Norman Estates joint venture during the quarter ended March 31, 2003. Other income increased to $8.0 million from $1.0 million due primarily to the cash proceeds received from the sale of our Class B limited partnership interest in Bighorn Development Limited Partnership (Bighorn). In February 2004, the Company sold its interest in Bighorn to Bighorn and affiliates for $20.0 million. The Company received $5.0 million and a commitment from the buyer to pay the remaining $15.0 million from the future sale of Bighorn home-sites over a three period to expire February 2007. A gain of $5.0 million was recorded in other income upon the execution of the agreement. In March 2004, the Company recognized approximately $1.8 million upon the closing of two home-sites related to the unpaid commitment which was included in other income.

Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 5.8% primarily due to a 3.5% and 8.3% increase in general and administrative (G&A) costs and marketing expenditures, respectively. The increase in G&A was expected with the planned growth in our business. Marketing expenditures increased primarily due to increased advertising in new and existing communities. As a percentage of total revenues in the first quarter, SG&A declined to 14.8% from 15.8% in 2003.

Interest expense, net of capitalization, decreased 4.7% primarily due to a 15.2% increase in interest incurred offset by a 35.8% increase in interest capitalized. Interest incurred increased primarily as a result of the increase in the weighted average outstanding debt balance for 2004 as compared to 2003. The increase in interest capitalized was primarily due to a greater book value of new and existing properties undergoing active development.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of March 31, 2004, we had cash and cash equivalents of $53.0 million and $375.0 million un-drawn under our existing unsecured senior credit facility and $15.6 million committed pursuant to letters of credit. Excluding letters of credit, we had approximately $359.4 million available to draw under our senior unsecured credit facility at March 31, 2004.

Our cash flows from operations are impacted by the net cash proceeds from the sale of homes, tower units, amenity memberships and marina slips and mortgage loans originated by our mortgage banking operations. In

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

addition, we receive cash proceeds from providing realty brokerage, title, property management and construction management services to our customers.

We use cash flow from operations to acquire net inventory additions related to single- and multi-family home inventories that are under contract for delivery during the next six to twelve months, land acquisitions, land improvements, amenity development activities, and additions to tower inventories. In 2004, we acquired approximately $93.0 million in additional land.

Our cash flows from operations are also impacted by the increase in contracts receivable reflecting the increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage-of-completion revenue recognition. We expect to collect a portion of these receivables during the next three to six months as five towers are planned to be completed, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% to 2% of firm contacts have resulted in cancellation or default. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

For 2004, cash was used in investing activities to develop golf courses and club facilities and to finance the sale of tower units and land sales. Cash used in investing activities was also impacted by the net contributions to joint ventures primarily related to our timeshare venture which is in the sales and marketing phase.

For 2004, financing activities provided net cash of $181.0 million primarily from net borrowings under the revolving credit construction loan agreement and the senior unsecured credit facility.

Currently our senior unsecured credit facility provides for a $405.0 million revolving loan, which may increase to $425.0 million if certain conditions are met. Under the senior unsecured credit facility we are required to maintain an adequate borrowing base. At March 31, 2004, the borrowing base calculation was in excess of the commitment amount of $405.0 million.

Our wholly owned finance subsidiary, Financial Resources Group, Inc., utilizes a $23.0 million bank warehouse facility to fund mortgage loan originations. As of March 31, 2004, $10.8 million was available for borrowing under the warehouse facility.

In March 2004, the Company entered into a revolving credit construction loan agreement that consolidated three existing construction loans. The loan agreement provides for a $290.0 million revolving construction loan which may increase to $340.0 million if certain conditions are met.

At March 31, 2004, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, senior unsecured credit facility, tower construction loans and warehouse credit facility.

During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of March 31, 2004, we had option contracts aggregating $61.7 million, net of deposits, to acquire approximately 410 acres of land. Our contractual obligation with respect to the option contracts is limited to the forfeiture of the related non-refundable deposits and/or letters of credit.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact to our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At March 31, 2004, none of our partnerships or joint ventures had outstanding debt. However, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At March 31, 2004, we had approximately $15.6 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $92.9 million at March 31, 2004, are typically outstanding over a period of approximately one to five years.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those related to (1) revenue recognition related to traditional and tower homebuilding; (2) contracts receivable; (3) real estate inventories and cost of sales; (4) warranty costs; (5) capitalized interest and real estate taxes; (6) community development district obligations; (7) impairment of long-lived assets; (8) goodwill; and (9) litigation. These policies are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings, cash flow or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on the variable rate portion of our debt. We hedged a portion of our exposure to changes in interest rates by entering into an interest rate swap agreement to lock in a fixed interest rate. The swap agreement expired February 2004.

Our Annual Report on Form 10-K for the year ended December 31, 2003 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The following table sets forth, as of March 31, 2004, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values.

									FM V at
	2004	2005	2006	2007	2008	Thereafter	Total		3/31/04
Debt:
Fixed rate	$—	$—	$—	$—	$—	$800,000	$800,000	*	$902,206
Average interest rate	—	—	—	—	—	8.79%	8.79%
Variable rate	$12,190	$114,430	$1,600	$99,299	$—	$—	$227,519		$227,519
Average interest rate	3.09%	3.22%	4.00%	4.00%	—	—	3.56%

* excludes premium of $ 3,724

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (2)

4.1	Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of March 30, 2004, among WCI Communities, Bay Colony – Gateway, Inc. and Fleet National Bank, as lender and administrative agent. **

12.1	Ratio of Earnings to Fixed Charges.**

31.1	Rule 13a-14(a) certification by Alfred Hoffman, Jr., Chief Executive Officer.**

31.2	Rule 13a-14(a) certification by James P. Dietz,, Chief Financial Officer.**

32.1	Section 1350 certification by Alfred Hoffman, Jr., Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Section 1350 certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Filed herewith.

(1)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-87250)

(2)	Incorporated by reference to the exhibits in the Form 10-Q filed by WCI Communities, Inc. for the quarterly period ended June 30, 2003 (Commission File No. 1-9186)

(b)	Reports on Form 8-K

On February 25, 2004, we filed a current report on Form 8-K, announcing the election of Thomas F. McWilliams to the Company’s board of directors.

PART II. OTHER INFORMATION (continued)

On March 16, 2004, we filed a current report on Form 8-K, announcing that a trust affiliated with our Chairman, Don E. Ackerman, has entered into an amendment to the Rule 10b5-1 plan with regards to the trust’s WCI common stock holdings.

On April 16, 2004, we filed a current report on Form 8-K, which included a press release dated April 15, 2004, announcing our sales orders for the first quarter ended March 31, 2004.

On April 29, 2004, we filed a current report on Form 8-K, which included a press release dated April 29, 2004, announcing our earnings for the first quarter ended March 31, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: April 29, 2004	/s/ James P. Dietz

James P. Dietz
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)