Form 10-Q
period 2004-06-30
WCI COMMUNITIES INC
filed 2004-08-03
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of the issuer’s common stock, as of July 26, 2004, was 44,554,011.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended June 30, 2004

     SIGNATURE

     Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$69,591	$95,005
Restricted cash	45,452	21,696
Contracts receivable	400,861	546,696
Mortgage notes and accounts receivable	76,076	102,953
Real estate inventories	1,496,997	1,105,866
Property and equipment	170,215	168,920
Other assets	133,285	105,972
Goodwill	45,616	28,940
Other intangible assets	7,430	7,625

Total assets	$2,445,523	$2,183,673

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$324,444	$373,953
Customer deposits	153,750	154,183
Community development district obligations	44,423	46,013
Senior unsecured credit facility	87,000	—
Senior subordinated notes	678,590	678,859
Mortgages and notes payable	206,117	46,918
Contingent convertible senior subordinated notes	125,000	125,000

	1,619,324	1,424,926

Minority interests	20,691	—
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 45,225 and 44,776 shares issued, respectively	452	447
Additional paid-in capital	287,358	279,173
Retained earnings	525,779	493,115
Treasury stock, at cost, 693 and 1,132 shares, respectively	(8,081)	(13,795)
Accumulated other comprehensive loss	—	(193)

Total shareholders’ equity	805,508	758,747

Total liabilities and shareholders’ equity	$2,445,523	$2,183,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Homebuilding	$276,295	$245,220	$493,394	$432,808
Real estate services	43,066	29,934	73,201	55,354
Other	12,658	35,487	30,737	58,414

Total revenues	332,019	310,641	597,332	546,576

Cost of Sales
Homebuilding	204,646	183,726	365,521	317,059
Real estate services	35,275	24,515	61,329	46,102
Other	14,200	30,523	28,328	46,231

Total costs of sales	254,121	238,764	455,178	409,392

Gross margin	77,898	71,877	142,154	137,184

Other Income and Expenses
Equity in losses (earnings) from joint ventures	220	(118)	(726)	(1,662)
Other income	(8,608)	(1,583)	(16,626)	(2,611)
Selling, general and administrative	39,129	32,861	75,961	67,561
Interest expense, net	10,144	7,405	18,534	16,210
Real estate taxes, net	3,091	2,754	5,594	5,238
Depreciation	3,159	2,540	6,261	4,971
Amortization of intangible assets	121	116	240	231

Income before income taxes and minority interests	30,642	27,902	52,916	47,246
Minority interests	(839)	—	(839)	—

Income before income taxes	31,481	27,902	53,755	47,246
Income tax expense	12,365	10,881	21,091	18,388

Net income	$19,116	$17,021	$32,664	$28,858

Earnings per share:
Basic	$.43	$.39	$.74	$.65
Diluted	$.42	$.38	$.72	$.64
Weighted average number of shares:
Basic	44,071	43,866	43,893	44,148
Diluted	45,736	45,317	45,607	45,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2003	43,644	$447	$279,173	$493,115	$(193)	$(13,795)	$758,747
Reissuance of common stock in connection with acquisition	439	—	4,288	—	—	5,712	10,000
Exercise of stock options	424	4	3,212	—	—	—	3,216
Stock-based compensation	25	1	685	—	—	2	688
Comprehensive income:
Net income	—	—	—	32,664	—	—	32,664
Change in fair value of derivatives, net of tax	—	—	—	—	193	—	193

Total comprehensive income	—	—	—	—	—	—	32,857

Balance at June 30, 2004	44,532	$452	$287,358	$525,779	$—	$(8,081)	$805,508

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2002	44,416	$445	$277,912	$387,555	$(1,629)	$(795)	$663,488
Exercise of stock options	93	1	565	—	—	—	566
Stock-based compensation	47	—	(211)	—	—	734	523
Purchase of treasury stock	(1,047)	—	—	—	—	(13,734)	(13,734)
Comprehensive Income:
Net income	—	—	—	28,858	—	—	28,858
Change in fair value of derivatives, net of tax	—	—	—	—	724	—	724

Total comprehensive income	—	—	—	—	—	—	29,582

Balance at June 30, 2003	43,509	$446	$278,266	$416,413	$(905)	$(13,795)	$680,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$32,664	$28,858
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	5,051	(9,368)
Depreciation and amortization	7,917	6,355
Earnings from investments in joint ventures	(726)	(1,662)
Minority interests	(839)	—
Stock-based compensation	688	523
Changes in assets and liabilities:
Restricted cash	(16,997)	(4,026)
Contracts receivable	145,835	83,887
Mortgages held for sale and accounts receivable	23,986	1,567
Real estate inventories	(227,583)	(151,628)
Other assets	(21,764)	4,131
Accounts payable and other liabilities	(68,503)	(21,967)
Customer deposits	(5,862)	(22,309)

Net cash used in operating activities	(126,133)	(85,639)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(53,517)	—
Additions to mortgage notes receivable	(1,943)	(20,860)
Proceeds from repayment of mortgage notes receivable	6,492	4,382
Additions to property and equipment, net	(24,865)	(28,952)
Contributions to investments in joint ventures, net	(580)	(5,111)

Net cash used in investing activities	(74,413)	(50,541)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	87,000	127,040
Proceeds from borrowings on mortgages and notes payable	286,055	109,017
Repayment of mortgages and notes payable	(195,052)	(117,688)
Debt issue costs	(2,959)	—
Advances on community development district obligations	1,430	19,865
Payments on community development district obligations	(1,508)	—
Distributions to minority interests	(3,050)	—
Proceeds from exercise of stock options	3,216	566
Purchase of treasury stock	—	(13,734)

Net cash provided by financing activities	175,132	125,066

Net decrease in cash and cash equivalents	(25,414)	(11,114)
Cash and cash equivalents at beginning of year	95,005	49,789

Cash and cash equivalents at end of period	$69,591	$38,675

Non-cash activity:
Property and equipment transferred to real estate inventories	$17,602	$20,194
Community development district obligations assumed by end user	1,310	1,681
Change in estimated community development district obligations	—	6,596
Issuance of common stock in connection with acquisition	10,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands, except per share data)

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of WCI Communities, Inc. (the Company), its wholly owned subsidiaries and certain joint ventures in which the Company has the ability to exercise control. The equity method of accounting is applied in the accompanying condensed consolidated financial statements with respect to those investments in joint ventures in which the Company has less than a controlling interest. All material intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated financial statements and notes of the Company as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2003 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. In the three and six months ended June 30, 2003, amortization of previously capitalized interest and real estate taxes has been reclassified from interest expense and real estate tax expense to homebuilding, real estate services and other cost of sales. Equity in earnings from joint ventures and other income have been reclassified from real estate services and other revenues to other income and expenses. Interest income and expense related to mortgage banking has been reclassified from other income and interest expense, respectively, to real estate services net revenue, which is included in real estate services. These reclassifications have no impact on net income.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statements of income for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income:
As reported	$19,116	$17,021	$32,664	$28,858
Less: Total stock-based compensation expense, net of tax	(610)	(305)	(1,221)	(609)

Pro forma	$18,506	$16,716	$31,443	$28,249

Earnings per share:
As reported
Basic	$.43	$.39	$.74	$.65
Diluted	$.42	$.38	$.72	$.64
Pro forma
Basic	$.42	$.38	$.72	$.64
Diluted	$.41	$.37	$.70	$.63

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

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands, except per share data)

Three months ended June 30, 2004

	Tower	Traditional		Amenity Membership	Real Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals
Revenues	$145,211	$130,992	$92	$11,973	$43,066	$685	$332,019
Gross margin	46,572	25,089	(12)	(1,565)	7,791	23	77,898
Previously capitalized interest included in costs of sales	3,307	1,659	53	4	—	65	5,088

Three months ended June 30, 2003

	Tower	Traditional		Amenity Membership	Real Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals
Revenues	$133,751	$110,733	$736	$16,142	$29,934	$19,345	$310,641
Gross margin	38,076	23,326	92	2,316	5,419	2,648	71,877
Previously capitalized interest included in costs of sales	3,164	1,899	50	228	—	1,122	6,463

Six months ended June 30, 2004

	Tower	Traditional		Amenity Membership	Real Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals
Revenues	$283,876	$207,379	$2,139	$27,050	$73,201	$3,687	$597,332
Gross margin	86,145	40,749	979	725	11,872	1,684	142,154
Previously capitalized interest included in costs of sales	6,895	2,922	85	29	—	201	10,132

Six months ended June 30, 2003

	Tower	Traditional		Amenity Membership	Real Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals
Revenues	$254,256	$177,599	$953	$32,103	$55,354	$26,311	$546,576
Gross margin	73,998	41,721	30	4,721	9,252	7,462	137,184
Previously capitalized interest included in costs of sales	5,836	3,122	58	245	—	1,129	10,390

See the condensed consolidated statements of income for a reconciliation of total gross margin to income before income taxes and minority interests for the three and six months ended June 30, 2004 and 2003.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands, except per share data)

4.	Real Estate Inventories

Real estate inventories are summarized as follows:

	June 30,	December 31,
	2004	2003
Land and land improvements	$695,856	$509,104
Investments in amenities	118,894	74,132
Work in progress:
Towers	229,143	162,814
Homes	296,264	141,994
Completed inventories:
Towers	76,529	114,020
Homes	43,260	57,117

Real estate inventories owned	1,459,946	1,059,181
Real estate inventories not owned	37,051	46,685

Total real estate inventories	$1,496,997	$1,105,866

Work in progress includes tower units and homes that are finished, under contract and ready for delivery and tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had approximately 53 and 112 completed single- and multi-family homes at June 30, 2004 and December 31, 2003, respectively. We had 110 and 139 completed tower residences at June 30, 2004 and December 31, 2003, respectively.

5.	Warranty

The Company provides its single- and multi-family home buyers with a one to three year limited warranty for all material and labor and a ten year warranty for certain structural defects. The Company provides its tower home buyers a one year warranty for the unit and three year warranty for common elements of the tower.

Since the Company subcontracts its traditional and tower homebuilding work to subcontractors who provide it with an indemnity, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty reserves have been established by charging cost of sales and crediting a warranty liability. Warranty reserves are included in accounts payable and other liabilities in the condensed consolidated balance sheets. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty cost accruals are based upon historical warranty cost experience and are adjusted as appropriate to reflect qualitative risks associated with the types of towers and homes built.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands, except per share data)

The following table presents the activity in the Company’s warranty liability for the six months ended June 30, 2004:

Warranty liability at December 31, 2003	$4,785
Company acquisition	2,600
Warranty costs accrued	4,136
Warranty costs paid	(3,633)

Warranty liability at June 30, 2004	$7,888

6.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Total interest incurred	$19,942	$17,391	$39,230	$34,127
Debt issue cost amortization	843	711	1,685	1,422
Interest capitalized	(10,641)	(10,697)	(22,381)	(19,339)

Interest expense, net	$10,144	$7,405	$18,534	$16,210

Previously capitalized interest included in costs of sales	$5,088	$6,463	$10,132	$10,390

7.	Variable Interest Entities

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

For the quarter ended June 30, 2004, the Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46, it is required to consolidate the land under option at fair value.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands, except per share data)

At June 30, 2004, the Company has consolidated land with a purchase price of approximately $37,000 and recorded a land purchase obligation of approximately $29,000. The land purchase obligation, which is recorded in other liabilities, represents the difference between the exercise price of the optioned land and the non-refundable deposits paid of approximately $8,000 at June 30, 2004.

In 2003, the Company entered into two contractual arrangements for approximately $30,200 to acquire land located in Northeast and Southeast Florida from two entities. After making unsuccessful exhaustive efforts to obtain the necessary financial information from the sellers, the Company has elected to apply the disclosure requirements under FIN 46-R to the contractual arrangements for which the deposits became non-refundable during the quarter ended March 31, 2004. The Company’s maximum exposure to losses from its involvement with these entities is equal to its approximate $8,300 of non-refundable deposits and other pre-acquisition costs.

8.	Investments in Joint Ventures

In 1996, the Company sold its Bighorn property located in Palm Desert, California to Bighorn Development Limited Partnership (the Partnership or Bighorn). In conjunction with the sale, the Company received cash consideration and a Class B limited partnership interest in the Partnership for which no value was assigned. This interest entitled the Company to receive an allocation of the buyer’s future net profits after allocation of preferred returns to other partners as defined in the limited partnership agreement. No profit allocations were recorded under this interest and no cash had been received through December 31, 2003. In February 2004, the Company sold its Class B limited partnership interest in the Partnership to Bighorn and affiliates for $20,000. The Company received $5,000 and a commitment from the buyer to pay the remaining $15,000 from the future sale of Bighorn home-sites over a three year period to expire February 2007. The $15,000 commitment is an unsecured obligation and does not bear interest. The Company will receive 50% of the net proceeds, as defined in the agreement, from each home-site sale completed by Bighorn. The buyer is required to remit to the Company any unpaid amounts remaining when the commitment expires in February 2007. A gain of $5,000 was recorded in other income upon the execution of the agreement. The Company will record revenue as the underlying home-sites are sold. As of June 30, 2004, the Company has recognized approximately $9,700 upon the closing of home-sites related to the remaining unpaid commitment which was included in other income.

9.	Acquisitions

On May 24, 2004, the Company acquired Spectrum Communities (Spectrum), a developer and homebuilder that currently operates in New York, New Jersey and Connecticut. Cash invested in Spectrum included consideration paid to the seller of $25,000, plus the repayment of approximately $36,300 in indebtedness on the day of closing, plus acquisition costs and net of acquired cash of approximately $9,500. The Company also issued approximately 439 shares of the Company’s common stock to the seller as consideration and assumed approximately $68,000 of project debt with maximum interest rates of prime plus 1% and maturity dates from 2004 to 2007. In connection with this acquisition, the Company recorded an initial amount of goodwill of approximately $16,200, which was assigned to our Traditional Homebuilding operating segment. In addition, a contingent payment tied to the earnings of the acquired business unit may be paid in 2005 and would be recorded as goodwill.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141. The purchase price of the acquisition was allocated to the net assets acquired based upon their estimated fair

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands, except per share data)

values as of the date of acquisition. The results of operations of Spectrum are included in the accompanying consolidated financial statements beginning on the date of acquisition.

10.	Shareholder’ Equity

In addition to its common stock, the Company has 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options and grants. For the three months ended June 30, 2004 and 2003, 0 and 738 stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. Since the requirements to allow conversion of contingent convertible senior subordinated notes to common stock were not met during the quarter ended June 30, 2004, the diluted weighted average shares did not include any contingent convertible shares.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic weighted average shares	44,071	43,866	43,893	44,148
Dilutive stock options	1,665	1,451	1,714	1,065

Diluted weighted average shares	45,736	45,317	45,607	45,213

11.	Comprehensive Income

The following table presents the components of comprehensive income:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$19,116	$17,021	$32,664	$28,858
Change in fair value of derivatives, net of tax	—	320	193	724

Comprehensive income	$19,116	$17,341	$32,857	$29,582

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands, except per share data)

12.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At June 30, 2004, the Company had approximately $27,600 in letters of credit outstanding which expire through 2005. Performance bonds do not have stated expiration dates; rather, the Company is released from the bonds as the contractual performance is completed. These bonds, which approximated $85,200 at June 30, 2004, are typically outstanding over a period of approximately one to five years.

13.	Supplemental Guarantor Information

Obligations to pay principal and interest on the Company’s senior subordinated notes are guaranteed fully and unconditionally by the Company’s wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. The principal non-guarantor subsidiaries are consolidated joint ventures. Supplemental condensed consolidating financial information of the Company’s guarantors is presented below.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands)

Condensed Consolidating Balance Sheets

	June 30, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Assets
Cash and cash equivalents	$47,516	$19,074	$3,001	$—	$69,591
Restricted cash	687	38,734	6,031	—	45,452
Contracts receivable	268,686	132,175	—	—	400,861
Mortgage notes and accounts receivable	21,374	54,702	—	—	76,076
Real estate inventories	978,895	402,311	115,791	—	1,496,997
Property and equipment	61,680	108,493	42	—	170,215
Investment in subsidiaries	512,548	14,587	—	(527,135)	—
Other assets	164,830	106,008	108	(84,615)	186,331

Total assets	$2,056,216	$876,084	$124,973	$(611,750)	$2,445,523

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$240,398	$339,469	$27,365	$(84,615)	$522,617
Senior unsecured credit facility	87,000	—	—	—	87,000
Senior subordinated notes	803,590	—	—	—	803,590
Mortgages and notes payable	119,720	24,067	62,330	—	206,117

	1,250,708	363,536	89,695	(84,615)	1,619,324

Minority interests	—	—	20,691	—	20,691
Shareholders’ equity	805,508	512,548	14,587	(527,135)	805,508

Total liabilities and shareholders’ equity	$2,056,216	$876,084	$124,973	$(611,750)	$2,445,523

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands)

Condensed Consolidating Balance Sheets
(continued)

	December 31, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Assets
Cash and cash equivalents	$85,995	$9,010	$—	$95,005
Restricted cash	275	21,421	—	21,696
Contracts receivable	244,604	302,092	—	546,696
Mortgage notes and accounts receivable	46,883	81,273	(25,203)	102,953
Real estate inventories	816,324	289,542	—	1,105,866
Property and equipment	64,386	104,534	—	168,920
Investment in subsidiaries	432,360	—	(432,360)	—
Other assets	140,732	79,582	(77,777)	142,537

Total assets	$1,831,559	$887,454	$(535,340)	$2,183,673

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$241,502	$410,452	$(77,805)	$574,149
Senior unsecured credit facility	—	—	—	—
Senior subordinated notes	803,859	—	—	803,859
Mortgages and notes payable	27,451	44,642	(25,175)	46,918

	1,072,812	455,094	(102,980)	1,424,926

Shareholders’ equity	758,747	432,360	(432,360)	758,747

Total liabilities and shareholders’ equity	$1,831,559	$887,454	$(535,340)	$2,183,673

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended June 30, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Total revenues	$181,594	$141,756	$8,669	$—	$332,019
Total cost of sales	159,906	86,192	8,023	—	254,121

Gross margin	21,688	55,564	646	—	77,898
Total other income and expenses, net	21,759	24,571	926	—	47,256

(Loss) income before income taxes, minority interests and equity in income of subsidiaries	(71)	30,993	(280)	—	30,642
Minority interests	—	—	(839)	—	(839)
Income tax (benefit) expense	(23)	12,388	—	—	12,365
Equity in income of subsidiaries, net of tax	19,164	559	—	(19,723)	—

Net income	$19,116	$19,164	$559	$(19,723)	$19,116

	For the six months ended June 30, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Total revenues	$313,663	$275,000	$8,669	$—	$597,332
Total cost of sales	261,012	186,143	8,023	—	455,178

Gross margin	52,651	88,857	646	—	142,154
Total other income and expenses, net	62,354	25,958	926	—	89,238

(Loss) income before income taxes, minority interests and equity in income of subsidiaries	(9,703)	62,899	(280)	—	52,916
Minority interests	—	—	(839)	—	(839)
Income tax (benefit) expense	(3,800)	24,891	—	—	21,091
Equity in income of subsidiaries, net of tax	38,567	559	—	(39,126)	—

Net income	$32,664	$38,567	$559	$(39,126)	$32,664

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands)

Condensed Consolidating Statements of Operations
(continued)

	For the three months ended June 30, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Total revenues	$145,493	$165,148	$—	$310,641
Total cost of sales	136,302	102,462	—	238,764

Gross margin	9,191	62,686	—	71,877
Total other income and expenses, net	20,717	23,258	—	43,975

(Loss) income before income taxes and equity in income of subsidiaries	(11,526)	39,428	—	27,902
Income tax (benefit) expense	(4,549)	15,430	—	10,881
Equity in income of subsidiaries, net of tax	23,998	—	(23,998)	—

Net income	$17,021	$23,998	$(23,998)	$17,021

	For the six months ended June 30 , 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Total revenues	$246,068	$300,508	$—	$546,576
Total cost of sales	210,920	198,472	—	409,392

Gross margin	35,148	102,036	—	137,184
Total other income and expenses, net	60,302	29,636	—	89,938

(Loss) income before income taxes and equity in income of subsidiaries	(25,154)	72,400	—	47,246
Income tax (benefit) expense	(9,828)	28,216	—	18,388
Equity in income of subsidiaries, net of tax	44,184	—	(44,184)	—

Net income	$28,858	$44,184	$(44,184)	$28,858

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the six months ended June 30, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$32,664	$38,567	$559	$(39,126)	$32,664
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	3,895	(474)	—	1,630	5,051
Depreciation and amortization	4,196	3,719	2	—	7,917
Losses (earnings) from investments in joint ventures	144	(870)	—	—	(726)
Minority interests	—	—	(839)	—	(839)
Stock-based compensation	688	—	—	—	688
Equity in earnings of subsidiaries	(38,567)	(559)	—	39,126	—
(Contributions to subsidiaries) distributions from parent, net	(4,889)	8,285	(3,396)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	2,790	192,234	—	(25,203)	169,821
Real estate inventories	(162,811)	(57,982)	(6,790)	—	(227,583)
Other assets	(23,239)	(21,636)	(724)	6,838	(38,761)
Accounts payable and other liabilities	29,950	(103,824)	7,949	(8,440)	(74,365)

Net cash (used in) provided by operating activities	(155,179)	57,460	(3,239)	(25,175)	(126,133)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(62,996)	627	8,852	—	(53,517)
(Additions to) proceeds from mortgages and notes receivable, net	(1,363)	5,912	—	—	4,549
Additions to property and equipment, net	(74)	(24,792)	1	—	(24,865)
Contributions to investments in joint ventures, net	(141)	(439)	—	—	(580)

Net cash (used in) provided by investing activities	(64,574)	(18,692)	8,853	—	(74,413)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	87,000	—	—	—	87,000
Net borrowings (repayments) on mortgages and notes payable	92,269	(26,878)	437	25,175	91,003
Other	2,005	(1,826)	(3,050)	—	(2,871)

Net cash provided by (used in) financing activities	181,274	(28,704)	(2,613)	25,175	175,132

Net (decrease) increase in cash and cash equivalents	(38,479)	10,064	3,001	—	(25,414)
Cash and cash equivalents at beginning of year	85,995	9,010	—	—	95,005

Cash and cash equivalents at end of period	$47,516	$19,074	$3,001	$—	$69,591

\

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004
(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the six months ended June 30, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$28,858	$44,184	$(44,184)	$28,858
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	(9,230)	(14)	(124)	(9,368)
Depreciation and amortization	3,484	2,871	—	6,355
Losses (earnings) from investments in joint ventures	97	(1,759)	—	(1,662)
Stock-based compensation	523	—	—	523
Equity in earnings of subsidiaries	(44,184)	—	44,184	—
Distributions from parent (contributions to subsidiaries), net	2,981	(2,981)	—	—
Changes in assets and liabilities:				—
Contracts and accounts receivable	25,871	50,055	9,528	85,454
Real estate inventories	(223,551)	71,923	—	(151,628)
Other assets	89,115	(1,242)	(87,768)	105
Accounts payable and other liabilities	(9,077)	(123,248)	88,049	(44,276)

Net cash (used in) provided by operating activities	(135,113)	39,789	9,685	(85,639)

Cash flows from investing activities:
Additions to mortgages and notes receivable, net	(8,404)	(8,074)	—	(16,478)
Additions to property and equipment, net	(8,823)	(20,129)	—	(28,952)
Distributions from (contributions to) investments in joint ventures, net	2,317	(7,428)	—	(5,111)

Net cash used in investing activities	(14,910)	(35,631)	—	(50,541)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	127,040	—	—	127,040
Net borrowings (repayments) on mortgages and notes payable	21,520	(20,506)	(9,685)	(8,671)
Other	(11,830)	18,527	—	6,697

Net cash provided by (used in) financing activities	136,730	(1,979)	(9,685)	125,066

Net (decrease) increase in cash and cash equivalents	(13,293)	2,179	—	(11,114)
Cash and cash equivalents at beginning of year	40,127	9,662	—	49,789

Cash and cash equivalents at end of period	$26,834	$11,841	$—	$38,675

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2004 compared to three and six months ended June 30, 2003

Overview

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Total revenues	$332,019	$310,641	$597,332	$546,576
Total gross margin (a)	$77,898	$71,877	$142,154	$137,184
Net income	$19,116	$17,021	$32,664	$28,858

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding, amenity membership and operations and real estate services, each of which contributes to our revenue and profitability. For the three and six months ended June 30, 2004, 83.2% and 82.6% of revenue, respectively, were derived from our combined homebuilding operations.

For the three and six months ended June 30, 2004, we achieved an increase in total revenues of 6.9% and 9.3%, respectively, due primarily to growth in our traditional and tower homebuilding and real estate services divisions. Net income for the three and six months ended June 30, 2004, increased 12.3% and 13.2%, respectively. The increase in net income for the three months ended was primarily attributed to the 7.6%, 22.3% and 43.8% increase in gross margins from our traditional and tower homebuilding and real estate services divisions, respectively. The increase in net income for the six months ended was primarily attributed to the 16.4% and 28.3% increase in gross margins from our tower homebuilding and real estate services divisions, respectively. The three and six months ended June 30, 2004 were also positively impacted by the sale of our investment in a partnership.

In addition to the decline in gross margins from our amenity membership and operations and land sales in both periods, net income for the three and six months ended was negatively impacted by the increase in selling, general and administrative (SG&A) expenses and interest expense associated with the growth in our business operations.

(a) Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of income for the details of other components that are part of consolidated income before income taxes and minority interests for each period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding

Traditional homebuilding

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Revenues	$130,992	$110,733	$207,379	$177,599
Gross margin	$25,089	$23,326	$40,749	$41,721
Gross margin percentage	19.2%	21.1%	19.6%	23.5%
Homes closed (units)	310	336	505	529
Average selling price per home closed	$423	$330	$411	$336
Lot revenues	$92	$736	$2,139	$953
Net new orders for homes (units)	705	423	1,362	819
Contract values of new orders	$302,115	$175,344	$553,801	$355,545
Average selling price per new order	$429	$415	$407	$434

	As of June 30,
	2004	2003
Backlog (units)	1,973	1,159
Backlog contract values	$941,279	$518,394
Average sales price in backlog	$477	$447
Active selling communities	21	13

Revenues increased 18.3% and 16.8% for the three and six months, respectively. The increase in revenues for the three months ended was due to $22.7 million of revenue resulting from the acquisition of Spectrum Communities (Spectrum) in May 2004. Spectrum closed 33 units during the quarter compared to 277 units from the Florida markets. The 17.6% decline in home deliveries in the Florida markets was due to a decrease in deliveries from three communities that closed out in 2003 and less product availability in one community and one subdivision approaching close out.

Revenues also increased in both periods due to the 28.2% and 22.3% increase in the average selling price per home closed, respectively. The average selling price per home closed increased as a result of closing a larger portion of homes in our higher-priced communities. Lot revenues increased $1.2 million for the six months due primarily to the initial sale of lots in one of our communities located in the East Central region of Florida and an increase in lot sales from an existing community in the Southwest region of Florida.

Gross margin percentage decreased 190 and 390 basis points for the three and six months, respectively. The decrease in gross margin percentage for both periods was due to the write-up of real estate inventories to reflect fair value at the time of purchase associated with the acquisition of Spectrum. Gross margins in the Florida market were 22.1% and 21.4% for the three and six months ended, respectively. The gross margin percentage for the Florida market increased for the three months ended due to our ability to increase sales prices in certain communities. Although the increase in the average selling price per home closed for the six months ended had a positive impact, the gross margin percentage for the Florida market decreased 210 basis points primarily due to the increased incentives and discounts used to accelerate the sale of completed homes in the first quarter and a $3.5 million increase in construction overhead costs associated with start-up of new communities. We anticipate the consolidated homebuilding gross margin percentage will approximate 17% — 20% through the remainder of 2004.

Contract values of new orders increased 72.3% and 55.8% for the three and six months, respectively, due primarily to the opening of two new communities, increased sales from existing communities in the Florida

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

market and the Spectrum acquisition ($21.5 million in new orders). Although we are experiencing slower absorption of homes priced in excess of $1 million in certain second home luxury communities, the increase in sales at existing Florida master planned communities is believed to be attributable to increasing consumer confidence throughout our regions and the completion of our amenity facilities in several master planned communities. The contract values of new orders for the six months ended was also impacted by the 6.2% decrease in the average selling price per new order which was primarily due to a greater proportion of sales in our retirement communities. In 2004, approximately 34% of our new order units came from the retirement market compared to approximately 26% in 2003.

The 81.6% increase in backlog contract values primarily reflects a 70.2% increase in the backlog units and 6.7% increase in the average sales price of homes under contract to $477 in 2004 compared to $447 in 2003.

Our ability to sell homes and raise home prices in the future may be adversely impacted by any significant declines in economic and stock market conditions or softening in the demand for luxury or new home offerings.

Tower homebuilding

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Revenues	$145,211	$133,751	$283,876	$254,256
Gross margin	$46,572	$38,076	$86,145	$73,998
Gross margin percentage	32.1%	28.5%	30.3%	29.1%
Net new orders (units)	197	160	349	213
Contract values of new orders	$205,301	$270,368	$412,559	$329,702
Average selling price per new order	$1,042	$1,690	$1,182	$1,548
Towers under construction recognizing revenue	13	13	13	15

	As of June 30,
	2004	2003
Cumulative contracts (units)	855	728
Cumulative contract values	$1,046,766	$887,203
Less: Cumulative revenues recognized	(405,885)	(434,380)

Backlog contract values	640,881	452,823

Average sales price in backlog	$1,224	$1,219

Revenues increased 8.6% and 11.6% for the three and six months ended, respectively, due primarily to the $18.1 million and $56.5 million increase in the delivery of completed tower units, respectively, reflecting the tower division’s continued focus on selling and delivering completed tower units. The increase in delivery of completed tower units for each period was offset by a $6.7 million and $26.9 million decrease in revenues from towers recognizing percentage-of-completion revenues in the respective periods.

Gross margin percentage for the three and six months increased 360 and 120 basis points, respectively, due primarily to the realization of $7.6 million in construction and sales incentive cost savings on certain recently completed buildings. The increase in gross margin percentage for the six months ended 2004 was offset by a $1.3 million increase in overhead costs. Overhead costs have increased due to higher wages and benefits associated with an increase in tower development activities in new and existing markets.

Contract values of new orders for the three and six months decreased 24.1% and increased 25.1%, respectively. Although the number of net new orders increased 23.1% for the three months, the decrease in contract values of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

new orders was due to changes in sales mix. In particular, the second quarter of 2003 benefited from the initial conversion of our Veracruz tower, which contributed approximately $207.1 million in new orders. The increase in contract values of new orders for the six months ended was due primarily to the conversion to firm contracts of 217 units in six newly introduced towers with a sales value of $247.9 million or $1.1 million average selling price. The decrease in the average selling price per new order reflects the Company’s planned shift in mix towards more diversified product offerings.

The 41.5% increase in backlog contract values was due to the 18.0% increase in cumulative contract values offset by the 6.6% decrease in cumulative revenues recognized. The increase in cumulative contract values was due to a $641.1 million increase in contract values in new and existing towers offset by the $481.5 million reduction in cumulative contracts associated with the 10 towers that were completed since mid-2003.

Amenity membership and operations

	For three months ended		For six months ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Equity membership and marina slip revenues	$1,240	$7,465	$3,708	$13,137
Membership dues and amenity service revenues	$10,733	$8,677	$23,342	$18,966
Total amenity gross margin	$(1,565)	$2,316	$725	$4,721
Amenity gross margin percentage	(13.1%)	14.3%	2.7%	14.7%

Equity membership and marina slip revenues for the three and six months decreased 83.4% and 71.8%, respectively, due to the sell-out of marina slips and equity memberships at our Jupiter Yacht Club and Deering Bay communities in 2003, respectively.

Membership dues and amenity operations revenues for the three and six months increased 23.7% and 23.1%, respectively, due to the initial operations of new amenity facilities located throughout the Florida market. The decline in gross margin for the three months ended were due to the increased costs associated with the new amenity facilities that began operations during the quarter. The amenity gross margin typically declines during the latter part of the second quarter through the end of the third quarter due to the seasonal nature of our business and location of amenity facilities. The decrease in amenity gross margin to 2.7% for the six months ended was primarily due to the reduced availability of marina slips when compared to 2003 and to the reduced demand for equity memberships.

Future amenity gross margin may be adversely impacted by the reduced availability of marina slips, reduced demand for equity memberships due to general market conditions and increased start-up deficits associated with new amenity operations.

Real estate services

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Revenues	$43,066	$29,934	$73,201	$55,354
Gross margin	$7,791	$5,419	$11,872	$9,252
Gross margin percentage	18.1%	18.1%	16.2%	16.7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Real estate services revenues, including real estate brokerage, mortgage banking, title and property management operations for the three and six months increased 43.9% and 32.2%, respectively, primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations. Prudential Florida WCI Realty brokerage transaction volume increased 19.6% to 3,195 closings from 2,672 in the second quarter of 2003, and 17.5% to 5,618 from 4,781 for the six months ended June 30, 2003. The average brokerage transaction price increased 35.9% and 25.5%, respectively, compared to the three and six months in 2003.

The 50 basis point decrease in gross margin percentage for the six months was primarily due to the increased proportion of realty brokerage gross margin, which typically delivers a lower margin in the range of 14.0% to 16.0% and the gross margin percentage generated by our mortgage banking operations. The mortgage banking gross margin percentage for the six months ended declined to 5.3% from 35.2% due to decreased customer demand for refinancing, lower margin from the sale of mortgage loans due to increasing mortgage loan interest rates and an increase in overhead costs associated with new organizational strategies.

Land Sales

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Revenues	$685	$19,345	$3,687	$26,311
Gross margin	$23	$2,648	$1,684	$7,462
Gross margin percentage	3.4%	13.7%	45.7%	28.4%

Land sales are incidental to our overall operations and are expected to continue in the future, but may significantly fluctuate. The decrease in land sales revenue for the three and six months was primarily attributable to the timing of sales of non-strategic parcels located in our various regions. Land sales gross margins are impacted by the change in mix and location of property sold.

Other income and expense

Other income for the three and six months ended increased to $8.6 million from $1.6 million and $16.6 million from $2.6 million, respectively, due to the cash proceeds received from the sale of our Class B limited partnership interest in Bighorn Development Limited Partnership (Bighorn). In February 2004, the Company sold its interest in Bighorn to Bighorn and affiliates for $20.0 million. The Company received $5.0 million and a commitment from the buyer to pay the remaining $15.0 million from the future sale of Bighorn home-sites over a three year period to expire February 2007. A gain of $5.0 million was recorded in other income upon the execution of the agreement. During 2004, the Company recognized approximately $9.7 million upon the closing of several home-sites related to the unpaid commitment which was included in other income.

Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 18.5% to $42.2 million and 12.0% to $81.6 million for the three and six months, respectively. General and administrative (G&A) costs increased 17.8% and 10.6% for respective periods due to the increase in salaries and benefits associated with the planned growth of our business. Marketing expenditures increased 31.6% and 19.1% for the respective periods due to the increase in advertising in new and existing communities. As a percentage of total revenues, SG&A for the three months ended increased to 12.7% in 2004 from 11.5% in 2003 and for the six months ended increased to 13.7% from 13.3% for the same period in 2003. We anticipate SG&A as a percentage of total revenues will approximate 10% for the year ended 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the three and six months ended, interest expense, net of capitalization, increased 37.0% and 14.3%, respectively, due to an increase in interest incurred. Interest incurred increased primarily as a result of the increase in the weighted average outstanding debt balance for 2004 as compared to 2003. Interest expense was also impacted by the increase in interest capitalized which was primarily due to a greater book value of new and existing properties undergoing active development.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of June 30, 2004, we had $69.6 million of cash and cash equivalents. Including $19.3 million committed pursuant to letters of credit, we had approximately $298.7 million available to draw under our senior unsecured credit facility at June 30, 2004.

Our cash flows from operations are impacted by the net cash proceeds from the sale of homes, tower units, amenity memberships and marina slips and mortgage loans originated by our mortgage banking operations. In addition, we receive cash proceeds from providing realty brokerage, title, property management and construction management services to our customers. During 2004, cash flows from operations were positively impacted by the cash proceeds of approximately $14.7 million from the sale of our Class B limited partnership interest in Bighorn.

We use cash flow from operations to acquire net inventory additions related to single- and multi-family home inventories that are under contract for delivery during the next six to twelve months, land acquisitions, land improvements, amenity development activities, and additions to tower inventories. During the six months ended, we acquired approximately $125.0 million in additional land.

For 2004, our cash flows from operations were impacted by a $145.8 million decrease in contracts receivable reflecting the cash received from closing or partial closing of five towers during the period offset by the increase in the value of tower units under contract that are now being constructed and that have met the requirements for percentage-of-completion revenue recognition. In addition, we expect to collect a portion of the remaining receivables during the next three to six months as two tower closings are planned to occur, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% to 2% of firm contacts have resulted in cancellation or default. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

For 2004, approximately $53.5 million of cash was used in investing activities for the purchase of Spectrum Communities and $24.9 million to develop golf courses and club facilities. Cash used in investing activities was also impacted by the proceeds from repayment of mortgage notes receivable related to previously Company financed tower and land sales.

For 2004, financing activities provided net cash from borrowings on the senior credit facility, tower construction facility and other project loans. These cash proceeds are typically utilized to fund land acquisitions, construction activities and general and administrative costs.

Currently our senior unsecured credit facility provides for a $405.0 million revolving loan, which may increase to $425.0 million if certain conditions are met. Under the senior unsecured credit facility we are required to maintain an adequate borrowing base.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our wholly owned finance subsidiary, Financial Resources Group, Inc., utilizes a $23.0 million bank warehouse facility to fund mortgage loan originations. As of June 30, 2004, $2.8 million was available for borrowing under the warehouse facility.

In March 2004, the Company entered into a revolving credit construction loan agreement that consolidated three existing construction loans. The loan agreement provides for a $290.0 million revolving construction loan which may increase to $340.0 million if certain conditions are met. As of June 30, 2004, $171.9 million was available for borrowing under the facility.

In connection with the Spectrum acquisition, the Company assumed approximately $68.0 million of project debt with maximum interest rates of prime plus 1% and maturity dates from 2004 to 2007.

At June 30, 2004, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, senior unsecured credit facility, tower construction loans and warehouse credit facility.

During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of June 30, 2004, we had option contracts aggregating $250.2 million, net of deposits, to acquire approximately 3,800 acres of land. Our contractual obligation with respect to the option contracts is limited to the forfeiture of the related non-refundable deposits and/or letters of credit which are approximately $26 million at June 30, 2004.

On July 28, 2004 our Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock and to repurchase up to $50 million of its 10 5/8% senior subordinated notes from time to time, subject to certain parameters.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact to our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At June 30, 2004, none of our unconsolidated partnerships or joint ventures had outstanding debt. However, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At June 30, 2004, we had approximately $27.6 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $85.2 million at June 30, 2004, are typically outstanding over a period of approximately one to five years.

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

These risks and uncertainties include the Company’s ability to compete in Florida and other real estate markets; the availability and cost of land in desirable areas in Florida and elsewhere and the ability to expand successfully into those areas; the Company’s ability to obtain necessary permits and approvals for the development of its lands; the Company’s ability to raise debt and equity capital and grow its operations on a profitable basis; the Company’s ability to pay principal and interest on its current and future debts; the Company’s ability to sustain or increase historical revenues and profit margins; material increases in labor and material costs; increases in interest rates; the level of consumer confidence; adverse legislation or regulations; unanticipated litigation or legal proceedings or unexpected outcomes to pending litigation or legal proceedings; natural disasters; and the continuation and improvement of general economic conditions and business trends. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

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

The following table sets forth, as of June 30, 2004, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values.

								FMV at
	2004	2005	2006	2007	2008	Thereafter	Total	6/30/04
Debt:
Fixed rate	$—	$—	$—	$—	$—	$800,000	$800,000 *	$865,025
Average interest rate	—	—	—	—	—	8.79%	8.79%
Variable rate	$24,068	$112,144	$14,937	$141,968	$—	$—	$293,117	$293,117
Average interest rate	2.92%	3.23%	3.19%	4.17%	—	—	3.66%

*	excludes premium of $ 3,590

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Shareholders

At the 2004 Annual Meeting of Shareholders of the Company held May 20, 2004, the following matters were voted upon:

1.	F. Phillip Handy and Jerry L. Starkey were re-elected and Kathleen M. Shanahan was elected as Class II directors for three year terms expiring in 2007. The results of voting were as follows:

Nominee	For	Against	Authority Withheld
F. Phillip Handy	31,893,948	0	9,995,050
Jerry L. Starkey	41,785,850	0	103,148
Kathleen M. Shanahan	41,777,076	0	111,922

Don E. Ackerman, Hilliard M. Eure, III, Alfred Hoffman, Jr., Lawrence L. Landry, Thomas F. McWilliams and Stewart Turley continue as directors.

2.	Approval of the 2004 Stock Incentive Plan of WCI Communities, Inc.

For	Against	Authority Withheld
27,143,718	7,059,730	11,952

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (2)

10.1	2004 Stock Incentive Plan of WCI Communities, Inc. (3)

31.1	Rule 13a-14(a) certification by Alfred Hoffman, Jr., Chief Executive Officer.**

31.2	Rule 13a-14(a) certification by James P. Dietz, Chief Financial Officer.**

32.1	Section 1350 certification by Alfred Hoffman, Jr., Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Section 1350 certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

PART II. OTHER INFORMATION
(Continued)

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Filed herewith.

(1)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-87250)

(2)	Incorporated by reference to the exhibits in the Form 10-Q filed by WCI Communities, Inc. for the quarterly period ended June 30, 2003 (Commission File No. 1-9186)

(3)	Incorporated by reference to the exhibits in the Proxy Statement (Schedule 14A) previously filed by WCI Communities, Inc. on April 20, 2004.

(b) Reports on Form 8-K

On May 25, 2004, we filed a current report on Form 8-K, which included a press release dated May 24, 2004, announcing our acquisition of Spectrum Communities.

On July 14, 2004, we filed a current report on Form 8-K, which included a press release dated July 13, 2004, announcing our sales orders for the quarter ended June 30, 2004.

On August 3, 2004, we filed a current report on Form 8-K, which included a press release dated August 3, 2004, announcing our earnings for the second quarter ended June 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
Date: August 3, 2004	/s/ James P. Dietz
James P. Dietz
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)