Form 10-Q
period 2004-09-30
WCI COMMUNITIES INC
filed 2004-11-02
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-31255

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

The number of shares outstanding of the issuer’s common stock, as of October 28, 2004, was 44,602,382.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended September 30, 2004

INDEX

		Page No.
Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets September 30, 2004 (Unaudited) and December 31, 2003	3
	Condensed Consolidated Statements of Income (Unaudited) For the Three and Nine Months Ended September 30, 2004 and 2003	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) For the Nine Months Ended September 30, 2004 and 2003	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2004 and 2003	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
Part II.	Other Information
Item 1.	Legal Proceedings	33
Item 6.	Exhibits	33
SIGNATURE
Certifications
EX-10.1 SENIOR UNSECURED REVOLVING CREDIT AGREEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$65,618	$95,005
Restricted cash	37,488	21,696
Contracts receivable	540,662	546,696
Mortgage notes and accounts receivable	68,424	102,953
Real estate inventories	1,538,813	1,105,866
Property and equipment	175,682	168,920
Other assets	123,464	105,972
Goodwill	45,733	28,940
Other intangible assets	7,308	7,625

Total assets	$2,603,192	$2,183,673

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$331,080	$373,953
Customer deposits	216,793	154,183
Community development district obligations	42,435	46,013
Senior unsecured credit facility	240,450	—
Mortgages and notes payable	117,427	46,918
Senior subordinated notes	678,455	678,859
Contingent convertible senior subordinated notes	125,000	125,000

	1,751,640	1,424,926

Minority interests	16,789	—
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 45,295 and 44,776 shares issued, respectively	453	447
Additional paid-in capital	287,942	279,173
Retained earnings	554,449	493,115
Treasury stock, at cost, 693 and 1,132 shares, respectively	(8,081)	(13,795)
Accumulated other comprehensive loss	—	(193)

Total shareholders’ equity	834,763	758,747

Total liabilities and shareholders’ equity	$2,603,192	$2,183,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Homebuilding	$417,832	$287,974	$911,226	$720,782
Real estate services	34,922	28,882	108,124	84,237
Other	19,475	13,585	50,211	71,998

Total revenues	472,229	330,441	1,069,561	877,017

Cost of Sales
Homebuilding	312,531	218,159	678,051	535,218
Real estate services	30,186	24,016	91,516	70,114
Other	19,657	12,903	47,985	59,138

Total cost of sales	362,374	255,078	817,552	664,470

Gross Margin	109,855	75,363	252,009	212,547
Other Income and Expenses
Equity in losses (earnings) from joint ventures	1,339	961	613	(701)
Other income	(4,534)	(819)	(21,161)	(3,430)
Hurricane costs, net of estimated insurance recoveries of $4,000	5,580	—	5,580	—
Selling, general and administrative	42,721	31,940	118,682	99,499
Interest expense, net	11,670	9,645	30,205	25,855
Real estate taxes, net	4,009	2,844	9,603	8,082
Depreciation	3,351	2,812	9,612	7,784
Amortization of intangible assets	117	116	357	348

Income before minority interests and income taxes	45,602	27,864	98,518	75,110
Minority interests	(1,306)	—	(2,145)	—

Income before income taxes	46,908	27,864	100,663	75,110
Income tax expense	18,238	10,754	39,329	29,143

Net income	$28,670	$17,110	$61,334	$45,967

Earnings per share:
Basic	$0.64	$0.39	$1.39	$1.05
Diluted	$0.62	$0.38	$1.34	$1.02
Weighted average number of shares:
Basic	44,525	43,490	44,105	43,926
Diluted	46,019	45,083	45,746	45,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2003	43,644	$447	$279,173	$493,115	$(193)	$(13,795)	$758,747
Reissuance of common stock in connection with acquisition	439	—	4,288	—	—	5,712	10,000
Exercise of stock options	494	5	3,706	—	—	—	3,711
Stock-based compensation	25	1	775	—	—	2	778
Comprehensive income:
Net income	—	—	—	61,334	—	—	61,334
Change in fair value of derivatives net of tax	—	—	—	—	193	—	193

Total comprehensive income							61,527

Balance at September 30, 2004	44,602	$453	$287,942	$554,449	$—	$(8,081)	$834,763

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2002	44,416	$445	$277,912	$387,555	$(1,629)	$(795)	$663,488
Exercise of stock options	154	2	934	—	—	—	936
Stock-based compensation	47	—	(165)	—	—	734	569
Purchase of treasury stock	(1,047)	—	—	—	—	(13,734)	(13,734)
Comprehensive income:
Net income	—	—	—	45,967	—	—	45,967
Change in fair value of derivatives net of tax	—	—	—	—	1,079	—	1,079

Total comprehensive income							47,046

Balance at September 30, 2003	43,570	$447	$278,681	$433,522	$(550)	$(13,795)	$698,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the nine months ended
	September 30,
	2004	2003
Cash flows from operating activities
Net income	$61,334	$45,967
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	12,249	6,830
Hurricane costs, net	5,580	—
Depreciation and amortization	12,127	9,920
Losses (earnings) from investments in joint ventures	613	(701)
Minority interests	(2,145)	—
Stock-based compensation	778	569
Changes in assets and liabilities:
Restricted cash	(9,033)	(5,049)
Contracts receivable	6,034	93,808
Mortgages held for sale and accounts receivable	38,042	16,771
Real estate inventories	(270,803)	(146,897)
Other assets	(11,047)	(24,261)
Accounts payable and other liabilities	(75,204)	(56,699)
Customer deposits	57,181	(39,804)

Net cash used in operating activities	(174,294)	(99,546)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(53,517)	—
Additions to mortgage notes receivable	(4,943)	(20,860)
Proceeds from repayment of mortgage notes receivable	7,088	9,367
Additions to property and equipment, net	(35,220)	(40,137)
Contributions to investments in joint ventures, net	(162)	(6,936)

Net cash used in investing activities	(86,754)	(58,566)

Cash flows from financing activities:
Net borrowings (repayments) on senior unsecured credit facility	240,450	(44,935)
Proceeds from borrowings on mortgages and notes payable	302,480	131,771
Repayment of mortgages and notes payable	(300,167)	(186,876)
Proceeds from issuance of senior subordinated notes	—	125,000
Proceeds from issuance of contingent convertible senior subordinated notes	—	125,000
Debt issue costs	(6,601)	(5,304)
Advances on community development district obligations	1,430	19,865
Payments on community development district obligations	(3,996)	(1,821)
Distributions to minority interests	(5,646)	—
Proceeds from exercise of stock options	3,711	936
Purchase of treasury stock	—	(13,734)

Net cash provided by financing activities	231,661	149,902

Net decrease in cash and cash equivalents	(29,387)	(8,210)
Cash and cash equivalents at beginning of year	95,005	49,789

Cash and cash equivalents at end of period	$65,618	$41,579

Non-cash activity:
Property and equipment transferred to real estate inventories	$17,602	$20,194
Community development district obligations assumed by end user	1,225	2,883
Change in estimated community development district obligations	213	6,581
Issuance of common stock in connection with acquisition	10,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
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

The condensed consolidated financial statements and notes of the Company as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2003 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statements of income for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income:
As reported	$28,670	$17,110	$61,334	$45,967
Less: Total stock-based compensation expense, net of tax	(613)	(307)	(1,840)	(922)

Pro forma	$28,057	$16,803	$59,494	$45,045

Earnings per share:
As reported
Basic	$0.64	$0.39	$1.39	$1.05
Diluted	$0.62	$0.38	$1.34	$1.02
Pro forma
Basic	$0.63	$0.39	$1.35	$1.03
Diluted	$0.61	$0.38	$1.31	$1.01

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

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands, except per share data)

Three months ended September 30, 2004

		Traditional		Amenity	Real
	Tower			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals
Revenues	$241,101	$166,116	$10,615	$10,245	$34,922	$9,230	$472,229
Gross Margin	75,505	26,681	3,115	(2,604)	4,736	2,422	109,855
Previously capitalized interest included in cost of sales	5,063	1,619	859	7	—	648	8,196

Three months ended September 30, 2003

		Traditional		Amenity	Real
	Tower			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals
Revenues	$127,454	$159,520	$1,000	$10,838	$28,882	$2,747	$330,441
Gross Margin	31,219	38,256	340	(357)	4,866	1,039	75,363
Previously capitalized interest included in cost of sales	2,835	2,533	72	7	—	138	5,585

Nine months ended September 30, 2004

		Traditional		Amenity	Real
	Tower			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals
Revenues	$524,977	$373,495	$12,754	$37,295	$108,124	$12,916	$1,069,561
Gross Margin	161,651	67,430	4,094	(1,879)	16,608	4,105	252,009
Previously capitalized interest included in cost of sales	11,958	4,541	944	36	—	849	18,328

Nine months ended September 30, 2003

		Traditional		Amenity	Real
	Tower			Membership	Estate		Segment
	Homes	Homes	Lots	and Operations	Services	Land Sales	Totals
Revenues	$381,710	$337,118	$1,954	$42,941	$84,237	$29,057	$877,017
Gross Margin	105,217	79,975	372	4,364	14,123	8,496	212,547
Previously capitalized interest included in cost of sales	8,670	5,655	131	252	—	1,267	15,975

See the condensed consolidated statements of income for a reconciliation of total gross margin to income before income taxes and minority interests for the three and nine months ended September 30, 2004 and 2003.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands, except per share data)

4.	Real Estate Inventories

Real estate inventories are summarized as follows:

	September 30,	December 31,
	2004	2003
Land and land improvements	$686,165	$509,104
Investments in amenities	132,592	74,132
Work in progress:
Towers	237,592	162,814
Homes	355,405	141,994
Completed inventories:
Towers	71,140	114,020
Homes	45,919	57,117

Real estate inventories owned	1,528,813	1,059,181
Real estate inventories not owned	10,000	46,685

Total real estate inventories	$1,538,813	$1,105,866

Work in progress includes tower units and homes that are finished, under contract and ready for delivery and tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had 50 and 112 completed single- and multi-family homes at September 30, 2004 and December 31, 2003, respectively. We had 111 and 139 completed tower residences at September 30, 2004 and December 31, 2003, respectively.

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

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands, except per share data)

The following table presents the activity in the Company’s warranty liability for the nine months ended September 30, 2004:

Warranty liability at December 31, 2003	$4,785
Company acquisition	2,600
Warranty costs accrued	9,301
Warranty costs paid	(8,430)

Warranty liability at September 30, 2004	$8,256

6.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total interest incurred	$20,682	$17,479	$59,912	$51,606
Debt issue cost amortization	877	769	2,562	2,191
Interest capitalized	(9,889)	(8,603)	(32,269)	(27,942)

Interest expense, net	$11,670	$9,645	$30,205	$25,855

Previously capitalized interest included in cost of sales	$8,196	$5,585	$18,328	$15,975

7.	Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

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

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands, except per share data)

For the quarter ended September 30, 2004, the Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46, it is required to consolidate the land under option at fair value.

At September 30, 2004, the Company has consolidated land with a purchase price of approximately $10,000 and recorded a land purchase obligation of approximately $9,500. The land purchase obligation, which is recorded in other liabilities, represents the difference between the exercise price of the optioned land and the non-refundable deposits paid at September 30, 2004.

8.	Investments in Joint Ventures

In 1996, the Company sold its Bighorn property located in Palm Desert, California to Bighorn Development Limited Partnership (the Partnership or Bighorn). In conjunction with the sale, the Company received cash consideration and a Class B limited partnership interest in the Partnership for which no value was assigned. This interest entitled the Company to receive an allocation of the buyer’s future net profits after allocation of preferred returns to other partners as defined in the limited partnership agreement. No profit allocations were recorded under this interest and no cash had been received through December 31, 2003. In February 2004, the Company sold its Class B limited partnership interest in the Partnership to Bighorn and affiliates for $20,000. The Company received $5,000 and a commitment from the buyer to pay the remaining $15,000 from the future sale of Bighorn home-sites over a three year period to expire February 2007. The $15,000 commitment is an unsecured obligation and does not bear interest. The Company will receive 50% of the net proceeds, as defined in the agreement, from each home-site sale completed by Bighorn. The buyer is required to remit to the Company any unpaid amounts remaining when the commitment expires in February 2007. A gain of $5,000 was recorded in other income upon the execution of the agreement. The Company is recording revenue as the underlying home-sites are sold. As of September 30, 2004, the Company has recognized approximately $13,200 in other income upon the closing of home-sites related to the remaining unpaid commitment.

9.	Shareholders’ Equity

In addition to its common stock, the Company has 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options and grants. For the three months ended September 30, 2004 and 2003, no stock options were excluded from the computation of diluted earnings per share. Since the requirements to allow conversion of contingent convertible senior subordinated notes to common stock were not met during the quarter ended September 30, 2004, the diluted weighted average shares did not include any contingent convertible shares.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands, except per share data)

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic weighted average shares	44,525	43,490	44,105	43,926
Dilutive stock options	1,494	1,593	1,641	1,241

Diluted weighted average shares	46,019	45,083	45,746	45,167

In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which requires issuers of contingently convertible securities to include those securities in the calculation of diluted earnings per share (if dilutive) regardless of whether the contingency has been met. On October 13, 2004, the FASB ratified Issue No. 04-8 which will be effective for reporting periods ending after December 15, 2004, including the retroactive restatement of all diluted earnings per share calculations for all periods presented. The Company is currently in the process of amending the $125,000 contingent convertible senior subordinated notes (the Notes) indenture to require the payment of cash for the par value of the Notes upon conversion or redemption. Any conversion premium above par value could still be settled in cash or shares. If the Company completes the amendment, it does not expect the adoption of EITF Issue No. 04-8 to have a material effect on its financial position or results of operations.

10.	Debt

In August 2004, the Company entered into a new senior unsecured revolving credit agreement (the Credit Facility) which replaced the previous $405,000 revolving credit agreement. The Credit Facility provides for a $600,000 revolving loan, which may increase to $750,000 if certain conditions are met. The loan matures August 2008, subject to extensions at the Company’s request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The Credit Facility allows an allocation of the unused balance for issuance of a maximum of $250,000 of stand-by letters of credit of which $18,114 is outstanding at September 30, 2004. The initial interest rate is the lender’s prime rate or the Eurodollar base rate plus a spread of 1.50%, payable in arrears. The Eurodollar base rate can be reduced or increased by up to 50 basis points corresponding to the Company’s leverage ratio and is adjusted quarterly. The agreement contains financial and operational covenants, that under certain circumstances, limit the Company’s ability to, among other items, incur additional debt, pay dividends, and make certain investments.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands, except per share data)

11.	Comprehensive Income

The following table presents the components of comprehensive income:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$28,670	$17,110	$61,334	$45,967
Change in fair value of derivatives, net of tax	—	355	193	1,079

Comprehensive income	$28,670	$17,465	$61,527	$47,046

12.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At September 30, 2004, the Company had approximately $24,900 in letters of credit outstanding which expire through 2005. Performance bonds do not have stated expiration dates; rather, the Company is released from the bonds as the contractual performance is completed. These bonds, which approximated $89,571 at September 30, 2004, are typically outstanding over a period of approximately one to five years.

13.	Acquisitions

On May 24, 2004, the Company acquired Spectrum Communities (Spectrum), a developer and homebuilder that currently operates in New York, New Jersey and Connecticut. Cash invested in Spectrum included consideration paid to the seller of $25,000, plus the repayment of approximately $36,300 in indebtedness on the day of closing, excluding acquisition costs and net of acquired cash of approximately $9,500. The Company also issued 439 shares of the Company’s common stock to the seller as consideration and assumed approximately $68,000 of project debt with maximum interest rates of prime plus 1% and maturity dates from 2004 to 2007. In connection with this acquisition, the Company recorded an initial amount of goodwill of approximately $16,200, which was assigned to our Traditional Homebuilding operating segment. In addition, a contingent payment tied to the earnings of the acquired business unit may be paid in 2005 and would be recorded as goodwill.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141. The purchase price of the acquisition was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The results of operations of Spectrum are included in the accompanying consolidated financial statements beginning on the date of acquisition.

14.	Other Events

During August and September 2004, the Company experienced flood and wind damage to several of its properties in Florida as a result of hurricanes Charley, Francis, Ivan and Jeanne. The Company sustained damage to landscaping at its amenities facilities and properties under development, traditional homes under construction and certain towers. The Company also experienced incremental costs resulting from storm preparation, cleanup and business interruption. As of September 30, 2004, the Company recognized costs of approximately $9,600 related to repairs, storm preparation and cleanup, and impairments to the net historical book value of assets believed damaged or destroyed.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands, except per share data)

The Company has insurance in place that covers damage to its properties and related losses including certain losses caused by the interruption of business by the storms. In some cases, the insurable values of the damaged properties are in excess of the net historical book values. The Company has recorded $4,000 as estimated insurance recoveries, which represents its best estimate of the amount of reimbursement that will be received after considering deductibles and other factors. This estimate does not include any amounts related to the Company’s properties near Pensacola, Florida, where the reimbursable amount is difficult to determine at this time. The Company is in process of documenting all estimated losses and preparing claims for submission to its insurance carrier, including business interruption claims. Although the Company does not believe that it will incur any additional material losses, the final net effect cannot be reasonably estimated until additional information related to the insurance recoveries is known.

15.	Supplemental Guarantor Information

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

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands)

Condensed Consolidating Balance Sheets

	September 30, 2004
					Consolidated
	WCI		Non-		WCI
	Communities,	Guarantor	guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Assets
Cash and cash equivalents	$44,183	$14,536	$6,899	$—	$65,618
Restricted cash	1,235	33,498	2,755	—	37,488
Contracts receivable	385,052	155,610	—	—	540,662
Mortgage notes and accounts receivable	23,821	44,618	—	(15)	68,424
Real estate inventories	1,022,688	406,485	109,640	—	1,538,813
Property and equipment	59,895	115,742	45	—	175,682
Investment in subsidiaries	531,952	13,630	—	(545,582)	—
Other assets	138,893	104,263	161	(66,812)	176,505

Total assets	$2,207,719	$888,382	$119,500	$(612,409)	$2,603,192

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$285,767	$339,900	$31,468	$(66,827)	$590,308
Senior unsecured credit facility	240,450	—	—	—	240,450
Senior subordinated notes	803,455	—	—	—	803,455
Mortgages and notes payable	43,284	16,530	57,613	—	117,427

	1,372,956	356,430	89,081	(66,827)	1,751,640

Minority interests	—	—	16,789	—	16,789
Shareholders’ equity	834,763	531,952	13,630	(545,582)	834,763

Total liabilities and shareholder’s equity	$2,207,719	$888,382	$119,500	$(612,409)	$2,603,192

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands)

Condensed Consolidating Balance Sheets
(continued)

	December 31, 2003
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

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended September 30, 2004
					Consolidated
	WCI		Non-		WCI
	Communities,	Guarantor	guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Total revenues	$261,384	$180,751	$30,094	$—	$472,229
Total cost of sales	215,611	120,780	25,983	—	362,374

Gross margin	45,773	59,971	4,111	—	109,855
Total other income and expenses, net	30,482	31,509	2,262	—	64,253

Income before minority interests, income taxes and equity in income of subsidiaries	15,291	28,462	1,849	—	45,602
Minority interests	—	—	(1,306)	—	(1,306)
Income tax expense	6,015	12,223	—	—	18,238
Equity in income of subsidiaries, net of tax	19,394	3,155	—	(22,549)	—

Net income	$28,670	$19,394	$3,155	$(22,549)	$28,670

	For the nine months ended September 30, 2004
					Consolidated
	WCI		Non-		WCI
	Communities,	Guarantor	guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Total revenues	$575,047	$455,751	$38,763	$—	$1,069,561
Total cost of sales	476,623	306,923	34,006	—	817,552

Gross margin	98,424	148,828	4,757	—	252,009
Total other income and expenses, net	92,836	57,467	3,188	—	153,491

Income before minority interests, income taxes and equity in income of subsidiaries	5,588	91,361	1,569	—	98,518
Minority interests	—	—	(2,145)	—	(2,145)
Income tax expense	2,215	37,114	—	—	39,329
Equity in income of subsidiaries, net of tax	57,961	3,714	—	(61,675)	—

Net income	$61,334	$57,961	$3,714	$(61,675)	$61,334

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands)

Condensed Consolidating Statements of Operations
(continued)

	For the three months ended September 30, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc	Subsidiaries	Entries	Inc
Total revenues	$191,895	$138,546	$—	$330,441
Total cost of sales	170,426	84,652	—	255,078

Gross margin	21,469	53,894	—	75,363
Total other income and expenses, net	24,319	23,180	—	47,499

(Loss) income before income taxes and equity in income of subsidiaries	(2,850)	30,714	—	27,864
Income tax (benefit) expense	(1,167)	11,921	—	10,754
Equity in income of subsidiaries, net of tax	18,793	—	(18,793)	—

Net income	$17,110	$18,793	$(18,793)	$17,110

	For the nine months ended September 30, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc	Subsidiaries	Entries	Inc
Total revenues	$437,963	$439,054	$—	$877,017
Total cost of sales	381,346	283,124	—	664,470

Gross margin	56,617	155,930	—	212,547
Total other income and expenses, net	84,621	52,816	—	137,437

(Loss) income before income taxes and equity in income of subsidiaries	(28,004)	103,114	—	75,110
Income tax (benefit) expense	(11,744)	40,887	—	29,143
Equity in income of subsidiaries, net of tax	62,227	—	(62,227)	—

Net income	$45,967	$62,227	$(62,227)	$45,967

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the nine months ended September 30, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$61,334	$57,961	$3,714	$(61,675)	$61,334
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	8,649	(1,733)	—	5,333	12,249
Hurricane costs, net	3,740	1,840	—	—	5,580
Depreciation and amortization	6,387	5,733	7	—	12,127
Losses (earnings) from investments in joint ventures	356	257	—	—	613
Minority interests	—	—	(2,145)	—	(2,145)
Stock-based compensation	778	—	—	—	778
Equity in earnings of subsidiaries	(57,961)	(3,714)	—	61,675	—
(Contributions to subsidiaries) distributions from parent, net	(4,899)	12,407	(7,508)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(112,419)	181,683	—	(25,188)	44,076
Real estate inventories	(207,151)	(63,013)	(639)	—	(270,803)
Other assets	4,702	(16,316)	2,499	(10,965)	(20,080)
Accounts payable and other liabilities	65,527	(101,247)	12,052	5,645	(18,023)

Net cash (used in) provided by operating activities	(230,957)	73,858	7,980	(25,175)	(174,294)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(62,996)	627	8,852	—	(53,517)
(Additions to) proceeds from mortgages and notes receivable, net	(967)	3,112	—	—	2,145
Additions to property and equipment, net	(1,275)	(33,938)	(7)	—	(35,220)
Contributions to investments in joint ventures, net	(140)	(22)	—	—	(162)

Net cash (used in) provided by investing activities	(65,378)	(30,221)	8,845	—	(86,754)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	240,450	—	—	—	240,450
Net borrowings (repayments) on mortgages and notes payable	15,833	(34,415)	(4,280)	25,175	2,313
Other	(1,760)	(3,696)	(5,646)	—	(11,102)

Net cash provided by (used in) financing activities	254,523	(38,111)	(9,926)	25,175	231,661

Net (decrease) increase in cash and cash equivalents	(41,812)	5,526	6,899	—	(29,387)
Cash and cash equivalents at beginning of year	85,995	9,010	—	—	95,005

Cash and cash equivalents at end of period	$44,183	$14,536	$6,899	$—	$65,618

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the nine months ended September 30, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$45,967	$62,227	$(62,227)	$45,967
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	3,608	(21)	3,243	6,830
Depreciation and amortization	5,428	4,492	—	9,920
Losses (earnings) from investments in joint ventures	234	(935)	—	(701)
Stock-based compensation	569	—	—	569
Equity in earnings of subsidiaries	(62,227)	—	62,227	—
Distributions from parent (contributions to subsidiaries), net	2,980	(2,980)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	39,884	62,306	8,389	110,579
Real estate inventories	(212,286)	65,389	—	(146,897)
Other assets	59,380	(4,658)	(84,032)	(29,310)
Accounts payable and other liabilities	(61,314)	(115,964)	80,775	(96,503)

Net cash (used in) provided by operating activities	(177,777)	69,856	8,375	(99,546)

Cash flows from investing activities:
Additions to mortgages and notes receivable, net	(7,619)	(3,874)	—	(11,493)
Additions to property and equipment, net	(12,498)	(27,639)	—	(40,137)
Distributions from (contributions to) investments in joint ventures, net	2,316	(9,252)	—	(6,936)

Net cash used in investing activities	(17,801)	(40,765)	—	(58,566)

Cash flows from financing activities:
Net repayments on senior unsecured credit facility	(44,935)	—	—	(44,935)
Net repayments on mortgages and notes payable	(134)	(46,596)	(8,375)	(55,105)
Proceeds from issuance of senior subordinated notes	250,000	—	—	250,000
Other	(17,454)	17,396	—	(58)

Net cash provided by (used in) financing activities	187,477	(29,200)	(8,375)	149,902

Net decrease cash and cash equivalents	(8,101)	(109)	—	(8,210)
Cash and cash equivalents at beginning of year	40,127	9,662	—	49,789

Cash and cash equivalents at end of period	$32,026	$9,553	$—	$41,579

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2004 compared to three and nine months ended September 30, 2003

Overview

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Total revenues	$472,229	$330,441	$1,069,561	$877,017
Total gross margin (a)	$109,855	$75,363	$252,009	$212,547
Net income	$28,670	$17,110	$61,334	$45,967

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding, real estate services and amenity membership and operations, each of which contributes to our revenue. For the three and nine months ended September 30, 2004, 88.5% and 85.2% of revenues, respectively, were derived from our combined homebuilding operations.

The third quarter of 2004 was a challenging period for the Company and many residents in the state of Florida with the landfall of four major hurricanes. During August and September 2004, the Company experienced flood and wind damage to several of its properties in Florida as a result of hurricanes Charley, Francis, Ivan and Jeanne. The Company sustained damage to landscaping at its amenities facilities, properties under development, traditional homes under construction and certain towers. The Company also experienced incremental costs resulting from storm preparation, cleanup and business interruption. As of September 30, 2004, the Company recognized costs of approximately $9.6 million related to repairs, storm preparation and cleanup and impairments to the net historical book value of assets believed damaged or destroyed.

The Company has insurance in place that covers damage to its properties and related losses including certain losses caused by the interruption of business by the storms. In some cases, the insurable values of the damaged properties are in excess of the net historical book values. The Company has recorded $4 million as estimated insurance recoveries, which represents its best estimate of the amount of reimbursement that will be received after considering deductibles and other factors. This estimate does not include any amounts related to the Company’s properties near Pensacola, Florida, where the reimbursable amount is difficult to determine at this time. The Company is in process of documenting all estimated losses and preparing claims for submission to its insurance carrier, including business interruption claims. Although the Company does not believe that it will incur any additional material losses, the final net effect cannot be reasonably estimated until additional information related to the insurance recoveries is known.

Although our operations for the three and nine months ended September 30, 2004 were significantly impacted by the hurricanes, we achieved an increase in total revenues of 42.9% and 22.0%, respectively, due primarily to growth in our traditional and tower homebuilding and real estate services divisions. Net income for the three and nine months ended September 30, 2004, increased 67.6% and 33.4%, respectively. The increase in net income for the three and nine months was primarily attributed to the 141.9% and 53.6% increase in gross margin from our tower homebuilding division. Both periods were also positively impacted by the sale of our investment in a partnership.

In addition to the decline in gross margins from our traditional homebuilding and amenity membership and operations in both periods, net income for the three and nine months ended was negatively impacted by the increase in selling, general and administrative (SG&A) expenses and interest expense associated with the growth in our business operations and hurricane-related expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(a) Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of income for the details of other components that are part of consolidated income before income taxes and minority interests for each period

Homebuilding

Traditional homebuilding

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Revenues	$166,116	$159,520	$373,495	$337,118
Gross margin	$26,681	$38,256	$67,430	$79,975
Gross margin percentage	16.1%	24.0%	18.1%	23.7%
Homes closed (units)	367	427	872	956
Average selling price per home closed	$453	$374	$428	$353
Lot revenues	$10,615	$1,000	$12,754	$1,954
Net new orders for homes (units)	585	369	1,947	1,188
Contract values of new orders	$261,226	$175,222	$815,027	$530,766
Average selling price per new order	$447	$475	$419	$447

	As of September 30,
	2004	2003
Backlog (units)	2,189	1,101
Backlog contract values	$1,046,213	$534,074
Average sales price in backlog	$478	$485
Active selling communities	20	14

Revenues increased 4.1% and 10.8% for the three and nine months, respectively. The increase in revenues for the three months ended was primarily due to the $50.9 million of revenue contributed by our Northeast U.S. operations, offset by a decrease in revenues of $44.3 million in our Florida markets. We closed 72 units during the quarter in our Northeast U.S. markets while 295 units were closed in our Florida markets, compared to 427 closed in the third quarter last year. The decline in home deliveries in the Florida markets for the three and nine months was due primarily to construction delays caused by the hurricanes and permitting delays. The three months ended 2004 were impacted by the closeout of four communities and a subdivision located in the Southwest region of Florida in 2003 and early 2004 offset by initial deliveries in two communities. We anticipate that a portion of the third quarter hurricane-delayed closings will close in the fourth quarter of 2004 and the remaining units throughout 2005. Revenues in both periods were favorably impacted by the 21.1% and 21.2% increase in the average selling price per home closed, respectively. The average selling price per home closed increased as a result of closing a larger portion of homes in our higher-priced communities.

Lot revenues increased $9.6 million and $10.8 million for the three and nine months, respectively, due primarily to the initial sale of lots in one of our communities located in the East Central region of Florida and an increase in lot sales from an existing community in the Southeast region of Florida. From time to time, we sell certain large lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The decrease in gross margin percentages for both periods was due to the write-up of real estate inventories associated with the acquisition of Spectrum Communities to reflect fair value at the time of purchase and a decline in gross margins from the Florida markets. Gross margin percentages for the Florida markets for the three and nine months decreased to 20.9% and 21.2% from 24.0% and 23.7%, respectively. Although the increase in the average selling price per home closed for the three and nine months ended had a positive impact on revenues, the gross margin percentages for the Florida markets decreased primarily due to the increased warranty costs, overhead associated with growing operations and the change in product mix in the comparable periods in 2003. We anticipate the consolidated homebuilding gross margin percentage will approximate 17% - 20% through the remainder of 2004.

Contract values of new orders increased 49.1% and 53.6% for the three and nine months, respectively, due to the $45.6 million and $67.0 million of new contract values, respectively, contributed by our Northeast U.S. markets and the increase from our Florida markets. Contract values for the Florida markets for the three and nine months increased 23.1% and 40.9%, respectively, due to contributions from all regions with the exception of the Southeast region which was significantly impacted by the reduced sales at one community as a result of planned sales reductions. Although absorption of homes priced in excess of $1 million in certain second home luxury communities continues to be slow, the increase in sales at existing Florida master planned communities is believed to be attributable to increasing consumer confidence throughout our regions and the completion of the amenity facilities. The contract values of new orders for the nine months ended was also impacted by the 6.3% decrease in the average selling price per new order which was primarily due to a greater proportion of sales in our more affordably priced retirement communities. In 2004, approximately 36.3% of our new order units came from the retirement market compared to approximately 26.7% in 2003.

The 95.9% increase in backlog contract values primarily reflects a 98.8% increase in the backlog units and 1.4% decrease in the average sales price of homes under contract to $478,000 in 2004 compared to $485,000 in 2003. The increase in backlog contract values and units is attributed to a rise in homebuilding sales combined with closing delays in the Florida market due to the hurricanes and, to a lesser extent, the acquisition of Spectrum Communities, which had 267 units and $161.8 million in backlog at September 30.

We anticipate that a portion of the homes scheduled to close in the fourth quarter of 2004 will be delayed into 2005. Our ability to obtain labor, materials and permits in the Southeast and East Central regions of Florida as a result of the hurricanes will impact the timing of delivery of homes in the near future. As it relates to our homes in backlog, we anticipate an increase in labor and material prices in the Southeast and East Central regions may negatively impact our gross margin in the near future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tower homebuilding

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Revenues	$241,101	$127,454	$524,977	$381,710
Gross margin	$75,505	$31,219	$161,651	$105,217
Gross margin percentage	31.3%	24.5%	30.8%	27.6%
Net new orders (units)	421	118	770	331
Contract values of new orders	$428,496	$129,696	$841,055	$459,398
Average selling price per new order	$1,018	$1,099	$1,092	$1,388
Towers under construction recognizing revenue	11	10	16	16

	As of September 30,
	2004	2003
Cumulative contracts (units)	1,172	814
Cumulative contract values	$1,374,398	$880,806
Less: Cumulative revenues recognized	(546,187)	(425,034)

Backlog contract values	$828,211	$455,772

Average sales price in backlog	1,173	1,082

The increase in revenues for the three and nine months was primarily due to the incremental increase of $103.7 million and $76.8 million, respectively, from towers recognizing percentage of completion revenues in both 2004 and 2003 and differences between periods in the timing of initial revenue recognition on towers commencing construction. Three towers with contracts valued at $433.2 million recognized initial revenue in the third quarter of 2004 compared to one tower and $39.9 million of contracts in the same period of 2003. Revenues for the three and nine months ended were also favorably impacted by a $9.9 million and $66.5 million increase in the delivery of completed tower units.

The increase in gross margin percentages for the three and nine months was primarily due to the realization of $3.9 million and $11.5 million, respectively, in construction and sales incentive cost savings on certain recently completed buildings. The gross margin percentages for the three and nine months was also impacted by the recognition of percentage completion revenues in two towers with margins in the 35% to 48% range offset by a 12.7% and 25.1% increase in overhead costs in the three and nine month periods, respectively. Overhead costs have increased due to higher wages and benefits associated with an increase in tower development activities in new and existing markets.

Contract values of new orders for the three and nine months increased 230.4% and 83.1%, respectively. The increase in contract values of new orders for the three months was primarily due to the conversion to firm contract of 326 units in four towers with a sales value of $276.4 million or $848,000 average selling price. The increase in contract values for the nine months was primarily due to the conversion to firm contracts of 602 units in ten towers introduced from December 2003 to September 2004 with a sales value of $626.7 million or $1.0 million average selling price.

The 81.7% increase in backlog contract values was due to the 56.0% and 28.5% increases in cumulative contract values and cumulative revenues recognized, respectively. The increase in cumulative contract values was due to a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$893.4 million increase in contract values in new and existing towers offset by the $399.8 million reduction in cumulative contracts associated with the six towers that were completed and delivered to buyers since the third quarter of 2003.

In general, the tower division experienced minimal impact to construction activities from the hurricanes; however, three towers located in the Northwest Florida region may delay initial revenue recognition into 2005.

Real estate services

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Revenues	$34,922	$28,882	$108,124	$84,237
Gross margin	$4,736	$4,866	$16,608	$14,123
Gross margin percentage	13.6%	16.8%	15.4%	16.8%

Real estate services revenues, including real estate brokerage, mortgage banking, title and property management operations for the three and nine months increased 20.9% and 28.4%, respectively, primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations. Prudential Florida WCI Realty brokerage transaction volume increased 8.9% to 2,764 closings from 2,539 in the third quarter of 2003, and 14.0% to 8,344 from 7,317 for the nine months ended September 30, 2003. The average brokerage transaction price increased 22.8% and 25.2%, respectively, compared to the three and nine months in 2003. The real estate brokerage, mortgage banking, title revenues were impacted by the hurricanes during the quarter due to temporary office closings and delayed home closing transactions. We anticipate the delayed home closing transactions to be completed in the fourth quarter of 2004 or early 2005.

Gross margin percentages for the three and nine months declined to 13.6% and 15.4%, respectively, from 16.8% for the same periods in 2003. Gross margin percentages for the three and nine months declined in our Prudential Florida WCI Realty brokerage, mortgage banking and title operations. The Prudential Florida WCI Realty brokerage gross margin percentages for the three months declined to 13.9% from 15.0% due to lower revenues as a result of delayed closing transactions related to hurricanes during the quarter, increased overhead associated with opening new realty brokerage offices, and increased commission expense related to increased agent sales volume.

Amenity membership and operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Amenity membership and operations	$10,245	$10,838	$37,295	$42,941
Gross margin	$(2,604)	$(357)	$(1,879)	$4,364
Gross margin percentage	(25.4%)	(3.3%)	(5.0%)	10.2%

Amenity membership and operations revenues for the three and nine months decreased 5.5% and 13.1%, respectively, due primarily to the $2.6 million and $12.0 million decline in equity membership and marina slip revenues offset by the $2.0 million and $6.3 million increase in membership dues and amenity service revenues, respectively. Marina slip revenues declined for the three and nine months due to the sell-out of slips at our Jupiter

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Yacht Club and Deering Bay communities in 2003 and early 2004, respectively. For the nine months ended, equity memberships declined $5.6 million due primarily to the bulk sale of all remaining equity memberships at the Deering Bay club in the second quarter of 2003. In general, the sale of luxury equity memberships continues to be affected by reduced demand. Membership dues and amenity service revenues increased for the respective periods, due to the initial operations of new amenity facilities located throughout the Florida markets and dues increases, offset by decreased revenues as a result of the four hurricanes in the third quarter of 2004.

The decline in gross margin percentages for the three and nine months ended was primarily due to sell-out of higher margin marina slips in 2003, the decline in the demand for high margin luxury equity memberships, the increased costs associated with the new amenity facilities that began operations during the year and decreased revenue from the four hurricanes.

Land Sales

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Revenues	$9,230	$2,747	$12,916	$29,057
Gross margin	$2,422	$1,039	$4,105	$8,496
Gross margin percentage	26.2%	37.8%	31.8%	29.2%

Land sales are incidental to our overall operations and are expected to continue in the future, but may significantly fluctuate. The decrease in land sales revenue for the nine months was primarily attributable to the timing of sales of non-strategic parcels located in our various regions. Land sales gross margin percentages are impacted by the change in mix and location of property sold. We are currently marketing a significant land parcel that may be sold in part or entirely. We are negotiating with more than one party and the sale is currently expected to close in 2005.

Other income and expense

Other income for the three and nine months ended increased to $4.5 million from $819,000 and $21.2 million from $3.4 million, respectively, primarily due to the cash proceeds received from the sale of our Class B limited partnership interest in Bighorn Development Limited Partnership (Bighorn). In February 2004, the Company sold its interest in Bighorn to Bighorn and affiliates for $20.0 million. The Company received $5.0 million and a commitment from the buyer to pay the remaining $15.0 million from the future sale of Bighorn home-sites over a three year period to expire February 2007. A gain of $5.0 million was recorded in other income upon the execution of the agreement. During 2004, the Company recognized approximately $13.2 million in other income upon the closing of home-sites related to the unpaid commitment.

As of September 30, 2004, we recognized costs of approximately $9.6 million related to repairs, storm preparation and cleanup and impairments to the net historical book value of assets believed damaged or destroyed by the hurricanes. We have recorded $4.0 million as estimated insurance recoveries, which represents our best estimate of the amount of reimbursement that will be received after considering deductibles and other factors. This estimate does not include any amounts related to the Company’s properties near Pensacola, Florida, where the reimbursable amount is difficult to determine at this time. The Company is in process of documenting all estimated losses and preparing claims for submission to its insurance carrier, including business interruption claims. Although the Company does not believe that it will incur any additional material losses, the final net effect cannot be reasonably estimated until additional information related to the insurance recoveries is known.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 34.3% to $46.7 million and 19.2% to $128.3 million for the three and nine months, respectively. General and administrative (G&A) costs increased 69.3% and 28.5% for the respective periods primarily due to the increase in salaries and benefits associated with the planned growth of our business and the addition of our Northeast U.S. operations. Marketing expenditures increased 17.0% and 18.4% for the respective periods due to the increase in costs associated with opening sales offices and incremental costs from operating existing sales offices. As a percentage of total revenues, SG&A for the three months ended decreased to 9.9% in 2004 from 10.5% in 2003 and for the nine months ended decreased to 12.0% from 12.3% for the same period in 2003. We anticipate SG&A as a percentage of total revenues will approximate 10% for the year ended 2004.

For the three and nine months ended, interest expense, net of capitalization, increased 21.0% and 16.8%, respectively, due to an increase in interest incurred offset by interest capitalized. Interest incurred increased primarily as a result of the increase in the weighted average outstanding debt balance for 2004 as compared to 2003. Interest expense in both periods was impacted by the increase in interest capitalized which was primarily due to a greater book value of new and existing properties undergoing active development.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of September 30, 2004, we had $65.6 million of cash and cash equivalents and approximately $359.5 million available to draw under our senior unsecured credit facility at September 30, 2004.

Our cash flows from operations are impacted by the net cash proceeds from the sale of homes, tower units, amenity memberships and marina slips and mortgage loans originated by our mortgage banking operations. In addition, we receive cash proceeds from providing realty brokerage, title, property management and construction management services to our customers. During 2004, cash flows from operations were positively impacted by the cash proceeds of approximately $18.2 million from the sale of our Class B limited partnership interest in Bighorn.

We use cash flow from operations to acquire net inventory additions related to single- and multi-family home inventories that are under contract for delivery during the next six to twelve months, land acquisitions, land improvements, amenity development activities, and additions to tower inventories. During the nine months ended, we acquired approximately $202 million in additional land.

For 2004, our cash flows from operations were impacted by a $6.0 million decrease in contracts receivable reflecting the cash received from closing or partial closing of six towers during the period offset by the increase in percentage-of-completion revenue recognition in tower units under contract that are now being constructed. In addition, we expect to collect a portion of the remaining contracts receivable during the next three to nine months as three tower closings are planned to occur, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% to 2% of firm contacts have resulted in cancellation or default. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

For 2004, approximately $53.5 million of cash was used in investing activities for the purchase of Spectrum Communities and $35.2 million to develop golf courses and club facilities. Cash used in investing activities was also impacted by the proceeds from repayment of mortgage notes receivable related to previously Company financed tower and land sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For 2004, financing activities provided net cash from borrowings on the senior unsecured credit facility, tower construction facility and other project loans. These cash proceeds are typically utilized to fund land acquisitions, construction activities and general and administrative costs.

Our wholly owned finance subsidiary, Financial Resources Group, Inc., utilizes a $23.0 million bank warehouse facility to fund mortgage loan originations. As of September 30, 2004, $4.5 million was available for borrowing under the warehouse facility.

In March 2004, the Company entered into a revolving credit construction loan agreement that consolidated three existing construction loans. The Company currently has two construction loan facilities with aggregate commitments of $380.0 million, subject to certain borrowing base limitations. As of September 30, 2004, approximately $107.4 million was available for borrowing under these facilities.

In August 2004, the Company entered into a new senior unsecured revolving credit agreement (the Credit Facility) which replaced the previous $405.0 million revolving credit agreement. The Credit Facility provides for a $600.0 million revolving loan, which may increase to $750.0 million if certain conditions are met.

In connection with the Spectrum acquisition, the Company assumed approximately $68.0 million of project debt with maximum interest rates of prime plus 1% and maturity dates from 2004 to 2007. As of September 30, 2004, approximately $60.8 million was outstanding related to this assumed debt.

At September 30, 2004, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, senior unsecured credit facility, tower construction loans and warehouse credit facility.

During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of September 30, 2004, we had option contracts aggregating $258.3 million, net of deposits, to acquire approximately 4,787 acres of land. Our contractual obligation with respect to the option contracts is limited to the forfeiture of the related non-refundable deposits and/or letters of credit which are approximately $11.0 million at September 30, 2004.

On July 28, 2004, our Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock and to repurchase up to $50 million of its 10 5/8% senior subordinated notes from time to time, subject to certain parameters.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact to our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At September 30, 2004, none of our unconsolidated partnerships or joint ventures had outstanding debt. However, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At September 30, 2004, we had approximately $24.9 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

performance is completed. These bonds, which approximated $89.6 million at September 30, 2004, are typically outstanding over a period of approximately one to five years.

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

These risks and uncertainties include the Company’s ability to compete in real estate markets where we conduct business; the availability and cost of land in desirable areas in Florida and elsewhere and our ability to expand successfully into those areas; the Company’s ability to obtain necessary permits and approvals for the development of its lands; the availability of capital to the Company and our ability to effect growth strategies successfully; the Company’s ability to pay principal and interest on its current and future debts; the Company’s ability to maintain or increase historical revenues and profit margins; availability of labor and materials and material increases in labor and material costs; increases in interest rates and availability of mortgage financing; the level of consumer confidence; adverse legislation or regulations; unanticipated litigation or legal proceedings; natural disasters; and changes in general economic, real estate and business conditions. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to update any forward-looking statements in this Report or elsewhere as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on the variable rate portion of our debt.

Our Annual Report on Form 10-K for the year ended December 31, 2003 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The following table sets forth, as of September 30, 2004, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values.

								FMV at
	2004	2005	2006	2007	2008	Thereafter	Total	9/30/04
Debt:
Fixed rate	$—	$—	$—	$—	$—	$800,000	$800,000 *	$891,188
Average interest rate	—	—	—	—	—	8.79%	8.79%
Variable rate	$16,530	$23,477	$12,864	$64,556	$240,450	$—	$357,877	$357,877
Average interest rate	3.10%	4.27%	3.51%	4.63%	3.39%	$—	3.66%

*	excludes premium of $3,455

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (2)

10.1	Senior Unsecured Revolving Credit Agreement dated as of August 13, 2004, between WCI Communities, Inc. and Bank of America, N.A., as lender and agent. **

31.1	Rule 13a-14(a) certification by Alfred Hoffman, Jr., Chief Executive Officer.**

31.2	Rule 13a-14(a) certification by James P. Dietz,, Chief Financial Officer.**

32.1	Section 1350 certification by Alfred Hoffman, Jr., Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Section 1350 certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Filed herewith.

(1)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-87250)

(2)	Incorporated by reference to the exhibits in the Form 10-Q filed by WCI Communities, Inc. for the quarterly period ended September 30, 2003 (Commission File No. 1-9186)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: November 1 , 2004	/s/ JAMES P. DIETZ

James P. Dietz
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)