Form 10-K
period 2004-12-31
WCI COMMUNITIES INC
filed 2005-03-02
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

As of June 30, 2004, the aggregate market value of the Common Stock held by non-affiliates (all persons other than officers and directors of Registrant) of the Registrant was approximately $901,247,000.

As of February 24, 2005, there were 45,041,479 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2005 annual meeting of stockholders scheduled to be held on May 18, 2005 are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end December 31, 2004.

WCI COMMUNITIES, INC.

- i -

PART I

ITEM 1. BUSINESS

GENERAL

WCI Communities, Inc. (the Company or WCI), a Delaware corporation, is a fully integrated homebuilding and real estate services company with over 50 years of experience in the design, construction and operation of leisure-oriented, amenity-rich master-planned communities. We began our operations in Florida through companies that principally focused on developing amenitized communities in the state. In the late 1990’s, we changed our business model to capture greater revenues and gross margins by becoming the principal homebuilder in most of our communities. In May 2004, we initiated homebuilding operations outside of Florida with the acquisition of Spectrum Communities, a developer and homebuilder that currently operates in New York, New Jersey and Connecticut. This acquisition established our position in the Northeast U.S. luxury residential market and broadens our capabilities to take advantage of future opportunities in the mid- and high-rise urban residential market. When this report uses the words “we,” “us,” and “our,” these words refer to WCI Communities, Inc. and its subsidiaries, unless the context otherwise requires.

We offer a full complement of products and services to enhance our customers’ lifestyles and meet their expectations. We design, sell and build single- and multi-family homes serving move-up, pre-retirement and retirement home buyers. We design, sell and build luxury residential towers targeting affluent, leisure-oriented home purchasers. We acquire and develop the land in our communities, construct the residences, design, build and operate the amenities in many of our communities and otherwise control most aspects of the planning, design, development, construction and operation of our communities. In certain situations, we elect to sell parcels and lots to others, including other builders and developers or end users.

We conduct development and homebuilding operations in the following markets:

•	Florida:

•	East Coast — Miami, Fort Lauderdale, West Palm Beach/Boca Raton, Daytona Beach and Jacksonville; and

•	West Coast — Marco Island, Naples, Fort Myers/Cape Coral, Punta Gorda, Sarasota/Bradenton, Tampa/St. Petersburg/Clearwater and Pensacola; and

•	New York — Dix Hills, Croton-on-Hudson, Sleepy Hollow, West Nyack, Eastport, East Fishkill, Lake Grove, Tarrytown and Hopewell Crossing; and

•	New Jersey — Monroe and North Bergen; and

•	Connecticut — Southbury and Danbury.

As of December 31, 2004, we have 50 locations where we are building single- and multi-family homes or mid- and high-rise residential units or operating amenity facilities. In total, we control over 17,000 acres of land, where we plan to develop approximately 17,000-20,000 future residences.

Since we market our products to move-up, pre-retirement and retirement leisure-oriented home purchasers, we expect to benefit from favorable demographic and economic trends, including the aging of the “baby-boom” generation, the growing inter-generational wealth transfer to our target demographic segment, and the increasing affluence of the pre-retirement and retirement-aged population.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding, and real estate services. We also develop and operate amenity facilities, sell selected land parcels, and enter into real estate joint ventures, in each case within our communities. See Note 2 to the consolidated financial statements for further information regarding our business segments for each of the three years ended December 31, 2004, 2003 and 2002.

HOMEBUILDING ACTIVITIES

Traditional homes

We design, sell and build traditional homes serving primary, second and retirement home buyers. Our homes range from approximately 1,080 square feet to 8,000 square feet in living space and are priced from over $100,000 to over $5.0 million, with an average selling price per new order for the year ended December 31, 2004 of $432,000. We build most of these homes within our master-planned communities, which often feature attractive amenities, including hotels, such as Ritz-Carlton, Hyatt, Regent International, and Starwood’s luxury collection. Many of our communities also include golf courses designed by Raymond Floyd, Peter Jacobson and Greg Norman. We believe that this approach increases the value of our homes and communities and helps us attract affluent purchasers. Additionally, we sometimes sell selected lots directly to buyers for the design and construction of large custom homes.

Sales. We maintain sales centers with community scale models and lifestyle and home demonstration displays. We also maintain professionally decorated model homes, which demonstrate the benefits and features of our products and the community lifestyles. We offer customers a wide selection of standard options and upgrades to finish their homes. In addition, some of our larger communities offer design studios staffed with professional designers where the many options and upgrades available to purchasers of our products are displayed and demonstrated prior to incorporation into a home. We maintain and manage an inventory of homes that are available immediately or within a few months.

We employ a wide range of sales incentives to market our homes to prospective buyers. These incentives generally fall into one of three categories: (1) cash discounts against the purchase price or credits towards options and upgrades from the standard home features; (2) golf or sports club memberships, automobiles and/or other tangible merchandise; and (3) payment of the buyer’s loan closing costs, travel related expenses, and/or certain future expenses for a limited time period such as ad valorem taxes or property owner’s association assessments.

Backlog. At December 31, 2004 and 2003, we had a backlog of signed contracts for 2,109 and 882 traditional home units, respectively, with sales values aggregating $1.0 billion and $435.4 million, respectively. We expect to deliver approximately $873.0 million of our backlog at December 31, 2004 within the next twelve months.

Construction. We typically act as the general contractor in the construction of our residences. Our employees provide purchasing and quality assurance for, and construction management of, the homes we build, while the material and labor components of our houses are provided by subcontractors. Depending upon the size and complexity of a home’s design, the availability of labor, materials and supplies, our construction time ranges from about 100 to 365 calendar days for our single and multi-family homes.

Tower residences

We design, sell and build luxury residential towers and condominium hotels targeted to affluent, leisure-oriented home purchasers. Residences available for sale in our towers range in size from approximately 1,100 square feet to 11,700 square feet in living space and are priced from over $360,000 to over $12.0 million. The average selling price per new order for a tower unit in 2004 was approximately $1.0 million. Our towers range in size from 5 to 30 stories and include 15 to 309 residences.

In 2004, we entered into the design, marketing and development of two condominium hotels located in the Miami and Singer Island, Florida markets, respectively. The Miami development will consist of up to a 124-unit resort-hotel managed by Regent International Hotels and a 185-unit residential tower. The Singer Island development will consist of up to a 239-unit resort-hotel managed by Starwood Hotels & Resorts Worldwide, Inc. and a 66-unit residential tower. Each condominium hotel plans to offer an array of amenities such as, but not limited to: a gourmet signature restaurant; elite in-residence spa, swimming pool and cabanas; 24-hour concierge, butler, room and valet services.

Design. We commence the design and planning of towers by conducting extensive research relating to the market, customer base, product requirements, pricing and absorption. Our research effort is directed by dedicated project managers specializing in the development of towers. Based on the results of this research, we organize an experienced team of architects, engineers and specialty consultants under the leadership of the project manager to create the design of the tower. We also contract for the services of an experienced third party general contractor during the early stages to assist in design, engineering and the estimation of construction costs.

Sales. Once the design for a tower has been completed and its construction costs have been estimated, marketing of the residences commences. Our sales associates assist prospective homebuyers with floor plans, price information and tours of model homes and in connection with the selection of options and upgrades. We sometimes use various sales incentives in order to attract homebuyers. The use of incentives such as cash discounts against the purchase price or credits toward options and upgrades, depends largely on local economic and competitive market conditions. Brochures, scaled architectural models, walk-in kitchen and bathroom models and other marketing materials are used to assist sales associates in explaining and demonstrating the residences to be built.

Backlog. At December 31, 2004 and 2003, we had a backlog of signed contracts with sales values aggregating $852.6 million and $512.2 million, respectively. Substantially our entire backlog at December 31, 2004 is expected to be completed and delivered to our buyers within the next twelve to twenty-four months.

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

Generally, construction is not commenced until a substantial number of units are under non-cancelable contracts. We will generally collect from each purchaser a deposit ranging from 10% to 30% of a residence purchase price to cover a portion of estimated construction costs. Once construction is completed, closings of sold residences usually occur within one month, at which time we are paid the balance of the purchase price for the residences sold. Over our 16 year history of building towers, approximately 1% to 2% of the contracts for which nonrefundable contract deposits were collected by us defaulted on the obligation to close the purchase of the tower unit; however, there can be no assurance that our cancellations or defaults will not increase in the future.

REAL ESTATE SERVICES

Realty brokerage

In 2004, we extended our franchise agreement with Prudential Real Estates Affiliates, Inc. This agreement, allows us to provide exclusive residential brokerage services as Prudential Florida WCI Realty in seven geographic areas across nine counties in Florida and commercial brokerage services in Naples. The exclusive franchise areas are in Lee, Collier, Martin, Palm Beach, Broward, Charlotte, and Dade Counties and in portions of Hillsborough and Manatee Counties. As consideration under the agreement, we pay Prudential a royalty based on gross commission revenue on a monthly basis. Additionally, through a separate subsidiary, we provide new home and certain resale brokerage services. At December 31, 2004, our realty brokerage operations had 34 offices and approximately 1,500 sales agents.

Title insurance

We provide title insurance and closing services through a subsidiary which underwrites its policies on behalf of large national title insurers and derives its revenues from commissions on title insurance premiums and closing services provided to our customers, third party residential closings and commercial closings.

Mortgage banking

We provide residential mortgage banking services to our buyers, as well as third party purchasers through our subsidiary, Financial Resources Group, Inc. (FRG) which also does business as WCI Mortgage. FRG originates home mortgages which are subsequently sold to mortgage investors. Generally these mortgages are sold at prices established in commitments obtained from mortgage investors prior to the time the mortgages are originated. The mortgages are primarily funded through a bank warehouse facility.

Property management

We provide management services to our master-planned community developments and oversee the business affairs of condominium, homeowners’ and community master associations encompassing over 13,000 residences throughout Florida. The services provided by our management companies include accounting, security, common area maintenance and insurance policy administration.

AMENITY MEMBERSHIP AND OPERATIONS

Our recreational amenities, including championship golf courses with clubhouses, fitness, tennis and recreational facilities, guest lodging, marinas and a variety of restaurants, are central to our mission to deliver high quality residential lifestyles. Amenities at our communities are owned by either community residents or non-residents in equity membership programs, unaffiliated third parties, or retained by us. As we plan the development of new communities, the ownership of the amenities is structured to cater to the preferences and expectations of community residents.

LAND SALES

We leverage our expertise and experience in master planning by strategically selling land at premium prices within our communities for construction of products we do not choose to build. This enables us to create a more well-rounded community by selling land to developers who will construct residential, commercial, industrial and rental properties, which we may prefer not to develop at the time or in general. We sometimes sell selected lots to other builders and to end users for the design and construction of homes.

OTHER INVESTMENTS

We selectively enter into business relationships through partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, timeshare, amenities, and/or real estate services projects. As of December 31, 2004, we participated in fifteen real estate joint ventures, including nine that are consolidated in our financial statements. We may be required to make additional cash contributions to the partnerships pursuant to agreements. As of December 31, 2004, none of our unconsolidated partnerships had debt balances.

MARKETING

Targeting move-up, pre-retirement, retirement and affluent second home buyers, we develop and execute award-winning, multi-media marketing plans for our homes and communities. We believe our proprietary marketing systems and the depth of experience of our marketing group create an increased number of selling opportunities for us and has generally enhanced our marketing presence and brand recognition. Our marketing programs reach prospective purchasers, locally, nationally and internationally through advertisements placed in demographic specific periodicals and other media. When a prospective purchaser responds to one of our advertisements or our website, specific property information is provided to them and purchaser-specific information is entered into our database creating a personalized customer record, which is used to record every interaction we have with this prospective purchaser. We believe that our relationship and database marketing results in the efficient use of expenditures and results in a greater conversion rate of interested parties to buyers.

LAND ACQUISITION POLICY

We complete market studies and other analyses before entering into a contract to acquire land. We generally purchase land or obtain an option to purchase land, which may require certain site improvements prior to construction including site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities.

The majority of the land we acquire typically includes all necessary entitlements so that we have the right to begin development or construction. In certain circumstances, we will purchase land without all necessary entitlements where we identify an opportunity to build on the property in a manner consistent with our strategy. Although entitlements are typically obtained prior to the acquisition of land, we are typically required to obtain other governmental approvals and permits during the course of land development and construction of residences.

Our land purchase agreements are typically subject to a number of conditions including, but not limited to, our ability to obtain necessary governmental approvals. If all governmental approvals are not obtained prior to a pre-determined contractual deadline, we may extend the deadline or cancel the contract and our initial deposit will be returned to us. In addition, we typically have the right to cancel any of our agreements by forfeiture of our deposit. In such instances, we generally are not able to recover any pre-development costs.

We have extensive land currently under our control for which we have obtained approvals or are seeking approvals. There can be no assurance that we will be successful in securing the necessary development approvals for the land currently under our control. The inability to locate an adequate land supply or to obtain necessary governmental approvals may limit our ability over the long-term to maintain current levels of development activities.

OUR COMMUNITIES

Our expertise in development and in-depth market knowledge enable us to successfully identify attractive land acquisition opportunities in highly sought-after Florida coastal and the Northeast U.S. major commuter markets, efficiently manage the development, and maximize the land value.

The following table sets forth summary information about our communities, including remaining acres, remaining entitled units and remaining number of tower sites.

Our communities
As of December 31, 2004

		Approximate	Approximate	Number of
	Number of	remaining	remaining entitled	remaining tower
Region	communities (7)	acres	units (8)	sites (9)
Florida
East Coast (1)	17	4,300	10,300	18
West Coast (2)	20	11,800	19,400	49
New York (3)	9	1,000	1,500	—
New Jersey (4)	2	30	400	1
Connecticut (5)	2	400	1,000	—

Total (6)	50	17,530	32,600	68

(1)	Miami, Fort Lauderdale, West Palm Beach/Boca Raton, Daytona Beach and Jacksonville.

(2)	Marco Island, Naples, Fort Myers/Cape Coral, Punta Gorda, Sarasota/Bradenton, Tampa/St. Petersburg/Clearwater and Pensacola.

(3)	Dix Hills, Croton-on-Hudson, Sleepy Hollow, West Nyack, Eastport, East Fishkill, Lake Grove, Tarrytown and Hopewell Crossing.

(4)	Monroe and North Bergen.

(5)	Southbury and Danbury.

(6)	Of the approximate total remaining acres, entitled units and tower sites, approximately 3,300 acres, 4,800 units and 11 tower sites, respectively, were not owned by us, but were controlled through options or contracts.

(7)	Includes communities where we are building traditional homes or residential tower units or operating amenity facilities or selling equity memberships.

(8)	Entitlement is the approval to develop the property for the specific planned use under state and local planning laws. The number of entitled units shown in the table above represents the maximum number of units expected to be allowed under such approvals. We usually build fewer than the maximum number of entitled units. We currently plan to develop approximately 17,000-20,000 units in these communities. Units are comprised of single- and multi-family homes as well as mid-rise and high-rise residences.

(9)	Excludes 8 completed towers where we offer finished units for sale.

EMPLOYEES

At December 31, 2004, we had approximately 3,500 employees. We have no unionized employees and believe that our relationship with our employees is good. We believe that we offer a desirable and attractive selection of employee benefits to assist in recruiting and retaining employees.

SEASONALITY

We have historically experienced, and in the future expect to continue to experience, seasonal variability in revenue, profit and cash flow. Factors expected to contribute to this variability include: the timing of the introduction and start of construction of new towers; the timing of tower residence sales; the timing of closings of homes, lots and parcels; our ability to continue to acquire land and options on land on acceptable terms; the timing of receipt of regulatory approvals for development and construction; the condition of the real estate market and general economic conditions in Florida and the Northeast US; prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes; weather conditions; and the cost and availability of materials and labor.

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

REGULATORY AND ENVIRONMENTAL MATTERS

Our operations are subject to Federal, State and local laws and regulations. In particular, development of property is subject to comprehensive Federal and State environmental legislation. This regulatory framework, in general, encompasses areas like traffic considerations, availability of municipal services, use of natural resources, impact of growth, utility services, conformity with local and regional plans, together with a number of other safety and health regulations. Permits and approvals mandated by regulation for development of any magnitude are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed. Such permits, once expired, may or may not be renewed and development for which the permit is required may not be completed if such renewal is not granted. These requirements have a direct bearing on our ability to further develop communities. Our mortgage activities and title insurance agencies must also comply with various Federal and State laws, consumer credit rules and regulations and other rules and regulations unique to such activities. Although we believe that our operations are in full compliance in all material respects with applicable Federal, State and local requirements, our growth and development opportunities may be limited and more costly as a result of legislative, regulatory or municipal requirements.

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

AVAILABLE INFORMATION

The Company makes available free of charge on or through its Internet website (http://www.wcicommunities.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

The Company also has a Corporate Governance webpage. You can access the Company’s Corporate Governance webpage through our Internet site, www.wcicommunities.com by clicking on the “Governance” link to the heading “Investors.”

ITEM 2. PROPERTIES

As of December 31, 2004, we owned and used approximately 327,000 square feet of office and amenity space throughout Florida. In addition, we lease approximately 105,000 square feet of office space in Bonita Springs, which serves as our corporate headquarters, and approximately 408,000 square feet of office space in other locations throughout Florida, New York, New Jersey and Connecticut which serve our divisional homebuilding operations and as branch office space for our related real estate services businesses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (Symbol: WCI).

The following table sets forth the high and low price of the shares of WCI common stock for the periods indicated as reported on the New York Stock Exchange.

2004	High	Low
First quarter	$25.15	$19.04
Second quarter	$25.30	$20.54
Third quarter	$24.53	$20.16
Fourth quarter	$29.81	$21.55

2003	High	Low
First quarter	$11.00	$8.80
Second quarter	$20.65	$10.41
Third quarter	$20.95	$15.30
Fourth quarter	$22.49	$16.43

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

As of February 24, 2005, there were approximately 228 record holders of the Company’s common stock.

Please refer to Item 12 of this report and Note 17 to the Company’s consolidated financial statements for a discussion of the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by shareholders, and a description of the Company’s equity incentive plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2004. Balance sheet data as of December 31, 2004 and 2003 and statements of operations data for the years ended December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements, including the introductory paragraphs and related notes thereto, appearing in Items 7 and 8 of this report.

	Years ended December 31,
Statement of operations data	2004 (2)	2003	2002	2001	2000
	(in thousands, except per share data)
Total revenues	$1,805,617	$1,452,205	$1,211,809	$1,097,409	$870,408
Gross margin	414,661	361,990	334,977	312,253	247,222
Net income	120,203	105,560	104,816	102,235	81,941

Earnings per share:
Basic	$2.72	$2.41	$2.45	$2.81	$2.25
Diluted	2.62	2.34	2.37	2.75	2.25

	As of December 31,
Balance sheet data	2004 (2)	2003	2002	2001	2000
	(in thousands)
Real estate inventories	$1,477,966	$1,105,866	$977,524	$808,830	$679,604
Total assets	2,932,392	2,260,632	1,903,892	1,559,457	1,200,951
Debt (1)	1,144,289	850,777	729,956	682,611	553,256
Shareholders’ equity	893,811	758,747	663,488	419,045	319,222

(1)	Debt excludes accounts payable and other liabilities, customer deposits, income taxes payable and community development district obligations.

(2)	Net income includes $18.2 million in cash proceeds received from the sale of our class B limited partnership interest in Bighorn Development Limited Partnership. The statement of operations and balance sheet also includes the effects of the acquisition of Spectrum Communities in May 2004. See the footnotes to the consolidated financial statements for further details.

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

Revenue recognition — Tower Homebuilding. Revenue for tower residences under construction is recognized on the percentage-of-completion method. Revenue is recorded as a portion of the value of non-cancelable tower unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the residence, (3) a substantial percentage of residences are under non-cancelable contracts, (4) collectibility of sales prices are reasonably assured and (5) costs can be reasonably estimated. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. The percentage-of-completion method is applied since we meet applicable requirements under SFAS 66, Accounting for Sales of Real Estate. Actual revenues and costs to complete building construction in the future could differ from our current estimates. If our estimates of tower revenues and development costs are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

Contracts receivable. Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method, are recorded as contracts receivable. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. Historically, approximately 1% to 2% of customers who had noncancelable contracts defaulted on the obligation to close the purchase of the tower unit. Actual contract defaults may differ from our current estimates.

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

Warranty costs. We establish warranty reserves for traditional and tower residences by charging cost of sales and crediting a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under our warranty obligation periods. We provide our single- and multi-family home buyers with a one to three year limited warranty, respectively for all material and labor and a ten year warranty for certain structural defects. We provide our tower home buyers a three year warranty for the unit and common elements of the tower. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and are adjusted as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts.

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

Community development district obligations. In connection with certain development activities, bond financing is utilized in many of our communities to construct on-site and off-site infrastructure improvements. Some bonds are repaid directly by us while other bonds only require us to pay non-ad valorem assessments related to lots not yet delivered to residents. We also guarantee district shortfalls under certain bond debt service agreements. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing Entities, we annually estimate the amount of bond obligations that we may be required to fund in the future. If our estimates of the amount of bond obligations that we may be required to fund are significantly different from actual amounts funded, our real estate inventories and costs of sales may be revised on a prospective basis.

Impairment of long-lived assets and long-lived assets to be disposed of. Real estate inventories considered held for sale including land intended for sale and completed tower residences and homes are carried at the lower of cost or fair value less costs to sell. Property and equipment are recorded at cost less accumulated depreciation and depreciated on the straight-line method over their estimated useful lives. Whenever events or circumstances indicate that the carrying value of property and equipment and real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development may not be recoverable, we compare the carrying amount of the asset to the undiscounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows. If our estimate of the future cash flows is significantly different from actual cash flows, we may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record impairment.

Goodwill. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the goodwill to its carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Several factors are used to evaluate goodwill, including management’s plans for future operations, recent operating results and estimated future revenues and costs. Due to the uncertainties associated with such estimates, our conclusion regarding goodwill impairment could change and result in future goodwill impairment.

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

RESULTS OF OPERATIONS

Overview

(Dollars in thousands)	Years ended December 31,
	2004	2003	2002
Total revenues	$1,805,617	$1,452,205	$1,211,809
Total gross margin (a)	414,661	361,990	334,977
Net income	120,203	105,560	104,816

(a) Our gross margin includes overhead expenses directly associated with each line of business. See the consolidated statements of income for the details of other components that are part of consolidated income before minority interest and income taxes for each period.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding and real estate services each of which contributes to our profitability. In 2004, 88.2% and 93.3% of revenues and gross margin, respectively, were derived from our combined homebuilding operations.

During August and September 2004, we experienced flood and wind damage to several of our properties in Florida as a result of hurricanes Charley, Francis, Ivan and Jeanne. As of December 31, 2004, we recorded a $10.2 million expense relating to the damaged properties before considering insurance recoveries. As further described below, we offset the reported expense for the receipt of $5.0 million in insurance recoveries and the accrual of an additional $4.0 million in estimated future insurance recoveries, resulting in net hurricane costs of $1.2 million.

We have insurance in place that covers damage to our properties and related losses, including certain losses caused by interruption of business. As of December 31, 2004, we have recorded in accounts receivable $4.0 million as estimated insurance recoveries related to damages caused by hurricanes Charley, Francis and Jeanne, which is our best estimate of the amount of reimbursement that will be received after considering deductibles and other factors. In the fourth quarter of 2004, we received $5.0 million in insurance recoveries related to damages caused by hurricane Ivan to our Northwest Florida properties. We are in the process of documenting all estimated losses and preparing claims for submission to our insurance carriers. Although we do not believe that we will incur any additional material losses, the final insurance recoveries cannot be determined until additional information is known.

Although our operations for the last half of 2004 were significantly impacted by the hurricanes, we achieved an increase in total revenues of 24.3% due primarily to growth in our traditional and tower homebuilding and real estate services divisions. Net income for the year increased 13.9%. The increase in net income was primarily attributable to the 42.7% increase in gross margin from our tower homebuilding division, $18.2 million received from the sale of our investment in a partnership and $4.0 million received from the sale of development rights in a previously closed out community. Net income was unfavorably impacted by a decline in gross margins from our traditional homebuilding and amenity membership and operations and an increase in selling, general and administrative (SG&A) expenses and interest expense.

For 2003, total revenues and net income increased 19.8% and 0.7%, respectively, over 2002. The increases were driven primarily by our traditional and tower homebuilding and real estate services divisions. Although net income increased only slightly over 2002, gross margins increased 8.1% due primarily to increased contributions from the traditional homebuilding and real estate services divisions. Gross margins from tower homebuilding, amenities and land sales declined as compared to 2002. Overall, net income increased slightly due to the increase in gross margin offset by a 19.2% increase in selling, general and administrative costs. During the fourth quarter of 2003, we settled an Internal Revenue Service examination of our tax returns for the years 1999-2001. As a result, we reduced our income tax expense by approximately $1.9 million.

Homebuilding

Traditional homebuilding

(Dollars in thousands)	Years ended December 31,
	2004	2003	2002
Revenues	$753,328	$624,219	$461,270
Gross margin	$135,376	$142,397	$99,763
Gross margin percentage	18.0%	22.8%	21.6%
Homes closed (units)	1,663	1,666	1,413
Average selling price per home closed	$453	$375	$326
Lot revenues	$21,011	$25,677	$17,028
Net new orders for homes (units)	2,658	1,679	1,666
Contract values of new orders	$1,148,697	$718,690	$533,144
Average selling price per new order	$432	$428	$320

	As of December 31,
	2004	2003	2002
Backlog (units)	2,109	882	869
Backlog contract values	$1,001,618	$435,419	$339,277
Average sales price in backlog	$475	$494	$390
Active selling communities	20	14	14

Year ended December 31, 2004 compared to year ended December 31, 2003

The increase in revenues was primarily due to the $156.7 million of revenue contributed by our Northeast U.S. operations, which were acquired in May 2004, offset by a decrease in revenues of $27.6 million in our Florida markets. We closed 230 units during the year in our Northeast U.S. markets while 1,433 units were closed in our Florida markets, compared to 1,666 closed last year in Florida. The decline in home deliveries in the Florida markets was due primarily to construction delays caused by the hurricanes and permitting delays. We anticipate approximately 270 units, with a sales value of $123.9 million related to the hurricane-delay, will close in 2005. The number of homes closed in our affordable retirement market increased 70.8% from 2003 while the number of homes closed in our primary/move-up and luxury/second home markets decreased 16.4% and 71.7%, respectively. The decline in the primary/move-up and luxury/second home markets is primarily related to hurricane delays in the Southeast Florida region and the close-out of four communities in the Florida markets in 2003, respectively. Revenues were favorably impacted by the 20.8% increase in the average selling price per home closed. The increase in the average selling price per home closed was positively impacted by the $681,000 average price achieved by our Northeast U.S. markets and the $416,000 contributed by the Florida markets.

Lot revenues decreased $4.7 million due primarily to the near sell-out in 2003 of lots in one of our communities located in the Southeast Florida region. From time to time, we sell certain large lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers.

The decrease in the gross margin percentage was due to the write-up of real estate inventories associated with the acquisition of Spectrum Communities to reflect fair value at the time of purchase and a decline in gross margins from the Florida markets. Gross margin percentages for the Florida markets decreased to 19.6% from 22.8% primarily due to higher raw material and labor costs at one Southeast Florida community where home deliveries were delayed, the close-out of a subdivision in one community located in the Southwest Florida region and above-average incentives and discounts related to the sale and delivery of two luxury model homes. Due to permitting delays, the timeframe from initial customer contract to construction start to home delivery increased by up to as much as 12 to 18 months, thus sales prices were locked in over a year or longer before delivery and our actual costs were higher than previously estimated. The hurricanes of the third quarter exacerbated the delays and cost increases, making the impact even greater. Other factors impacting gross margin were the $20.6 million increase in warranty and construction overhead costs. Construction overhead costs increased primarily due to increased salaries and benefits. The lingering effects of the hurricanes and permitting delays on Florida’s East Coast, as well as the purchase price accounting treatment of our Northeast U.S. homebuilding acquisition, is expected to suppress gross margins in the first half of 2005. Gross margins are expected to begin the year at 15.0% to 16.0%, rising to 21.0% to 22.0% in the latter half of the year, bringing the average for the year to approximately 19.0%.

Contract values of new orders increased 59.8% due in part to 271 units and $134.5 million of new contract values contributed by our Northeast U.S. markets and the increase from our Florida markets. Contract values for the Florida markets increased 41.1% due to contributions from all regions with the exception of the Southeast region which was significantly impacted by the reduced sales at one community as a result of planned sales reductions designed to reduce the gross margin impact of the hurricanes and permitting delays. Although absorption of homes priced in excess of $1 million in certain second home luxury communities located in our Florida markets continues to be slow, the overall increase in sales is believed to be attributable to increasing consumer confidence throughout our regions and the completion of the new amenity facilities in existing communities.

The 130.0% increase in backlog contract values primarily reflects a 139.1% increase in the backlog units and 3.8% decrease in the average sales price of homes under contract to $475,000 in 2004 compared to $494,000 in 2003. The increase in backlog contract values and units is attributed to a rise in homebuilding sales combined with closing delays in the Florida markets due to the hurricanes and, to a lesser extent, the acquisition of Spectrum Communities, which had 273 units and $147.7 million in backlog at December 31. We expect to deliver approximately $873.0 million of our backlog within the next twelve months.

Our ability to obtain labor, materials and permits in the Southeast regions of Florida in the aftermath of the hurricanes will impact the timing of delivery of homes in the near future. As it relates to our homes in backlog, we anticipate an increase in labor and material prices in the Southeast and East Central regions of Florida may negatively impact our gross margin in the near future.

We employ a wide range of sales incentives to market our homes to prospective buyers. These incentives are an important aspect of our sales and marketing of homes, and we may rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of completed unsold homes. Without the use of these marketing incentives, our ability to sell homes could be adversely impacted.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues increased 35.3% due to a 17.9% increase in the number of homes delivered and a 15.0% increase in average selling price. We recorded initial deliveries of 250 homes in three of our communities located in the East Central and Southwest regions of Florida, offset by a decrease in deliveries from two communities closed-out in 2002 and four communities that were approaching close-out in 2003. The average selling price per home closed increased as a result of closing a larger proportion of homes in our higher-priced communities. Lot revenues increased 50.8% primarily due to the introduction of a new community and subdivision located in the East Central and Southeast regions of Florida, respectively.

The number of homes closed in our primary/move up market increased 63.4% from 2002, while the number of homes closed in our affordable retirement and luxury/second home markets declined 8.9% and 36.5%, respectively, from 2002. The increase in the primary move-up market is attributed to the low interest rate environment and the increase in available product offerings. The decline in the more affordable retirement and luxury/second home markets is primarily related to an unpredictable stock market, geopolitical risks and an uncertain economic outlook.

Gross margin percentage increased 120 basis points due primarily to an increase in the average selling price per home closed, which reflects the sale of larger homes with more features and, consequently, higher margins. We also began the initial delivery of high-margin units in a community located in the East Central region of Florida.

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

Tower homebuilding

(Dollars in thousands)	Years ended December 31,
	2004	2003	2002
Revenues	$817,356	$593,893	$536,005
Gross margin	$245,288	$171,856	$179,276
Gross margin percentage	30.0%	28.9%	33.4%
Net new orders (units)	1,140	508	442
Contract values of new orders	$1,157,913	$727,970	$439,547
Average selling price per new order	$1,016	$1,433	$994

	As of December 31,
	2004	2003	2002
Cumulative contracts (units)	1,467	858	802
Cumulative contract values	$1,616,998	$1,063,125	$894,032
Less: Cumulative revenues recognized	(764,433)	(550,887)	(516,230)

Backlog contract values	$852,565	$512,238	$377,802

Towers under construction recognizing revenue during the year	23	20	20

Year ended December 31, 2004 compared to year ended December 31, 2003

The increase in revenues was primarily due to the increase from towers recognizing percentage-of-completion revenues and a $51.3 million increase in the delivery of completed tower units. In 2004, 12 new towers began recognizing revenue and contributed $321.5 million to revenues compared to four contributing $91.9 million in 2003.

Gross margin percentage increased 110 basis points primarily due to the realization of $6.8 million in construction and sales incentive cost savings on certain recently completed buildings, and the favorable margins realized on delivery of completed tower units. The gross margin for the year was negatively impacted by a $4.0 million increase in overhead costs which is due to higher wages and benefits associated with an increase in tower activities in new and existing markets.

Contract values of new orders increased 59.1% due to the conversion to non-cancelable contracts of 906 units in 14 towers introduced in 2004 with a sales value of $877.2 million.

The 66.4% increase in backlog contract values was due to the 52.1% increase in cumulative contract values partially offset by a 38.8% increase in cumulative revenues recognized. The increase in cumulative contract values was due to a $982.7 million increase in contract values in new and existing towers offset by the $428.8 million reduction in cumulative contracts associated with the six towers that were completed and delivered to buyers during 2004.

In 2005, revenue growth of 10%-15% is expected to be provided by the greater number and value of tower units that are sold and under construction. Gross margin percentage may decline since a broader range of moderate-priced towers are under construction and planned for initial sales release. On a long-term basis, we expect gross margins in the mid to high 20% range.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues increased 10.8% due primarily to a $76.3 million increase in the delivery of previously completed unsold tower units offset by an $18.4 million decrease in revenues from towers recognizing percentage-of-completion revenues in the periods. Gross margin percentage declined to 28.9% from 33.4% in 2002. In addition to the net $3.0 million increase to our allowance for uncollectability of contracts receivable, the decline in the gross margin percentage was primarily due to a change in the mix of units built and sold toward lower-priced, lower-margin units, and a $4.2 million increase in warranty and completion costs recorded in 2003 related to three recently completed towers. Gross margins in 2003 were positively impacted by the initial percentage-of-completion recognition of one higher-priced, higher-margin tower located on the west coast of Florida.

Contract values of new orders increased 65.6% in 2003 due primarily to the conversion to firm contracts of 315 units in five newly introduced towers with a sales value of $500,811 or $1.6 million average selling price compared to 305 units in seven towers with a sales value of $235,856 or $773,000 average selling price in 2002.

In addition to the items noted above, favorable period over period comparisons of revenues and contract values of new orders were impacted by the Company’s business decision to grant rescission on 48 tower units and the default by customers on closing of five tower units in the quarter ended September 30, 2002 as previously reported. The resulting impact reduced 2002 revenue and gross margin by $35.4 million and $12.9 million, respectively.

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

Real estate services

(Dollars in thousands)	Years ended December 31,
	2004	2003	2002
Revenues	$141,591	$113,893	$90,226
Gross margin	$21,705	$18,605	$12,228
Gross margin percentage	15.3%	16.3%	13.6%

Year ended December 31, 2004 compared to year ended December 31, 2003

Real estate services revenues, including real estate brokerage, mortgage banking, title and property management operations, increased 24.3% primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations. Prudential Florida WCI Realty brokerage transaction volume increased 12.8% to 10,949 closings from 9,710 in 2003 and the average brokerage transaction price increased 21.0%.

Gross margin percentages declined to 15.3% from 16.3% due primarily to margin declines in our title and mortgage banking operations. The decline in title gross margins was due to lower transaction volume as a result of delayed closing transactions related to hurricanes that occurred during the third quarter and increased overhead associated with staff training and operational expansion. The decline in mortgage banking gross margins was due primarily to the decline in transaction volume and an increase in adjustable rate mortgage business which carries a lower margin. The decline in overall volume was primarily due to a slowdown in the refinance business.

In 2005, we anticipate revenue growth in real estate services primarily due to increased transaction volume and higher average sales prices within the Prudential Florida WCI Realty brokerage business and increased capture rates in the mortgage banking and title operations achieved through synergies with our homebuilding and realty brokerage division.

Year ended December 31, 2003 compared to year ended December 31, 2002

Real estate services revenues increased 26.2% primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations. Prudential Florida WCI Realty brokerage transaction volume increased 16.7% to 9,710 closings from 8,321 and the average brokerage transaction price increased 15.5% compared to the same period in 2002. The increase in gross margin was primarily due to increased efficiency in the real estate brokerage and mortgage banking businesses and prudent cost management in general.

Amenity membership and operations

(Dollars in thousands)	Years ended December 31,
	2004	2003	2002
Revenues	$51,433	$56,369	$71,067
Gross margin	$(3,486)	$7,024	$15,336
Gross margin percentage	(6.8%)	12.5%	21.6%

Year ended December 31, 2004 compared to year ended December 31, 2003

Total amenity membership and operations revenues decreased 8.8% due primarily to the $13.7 million decline in equity membership and marina slip revenues offset by the $8.7 million increase in membership dues and amenity service revenues.

Marina slip revenues declined due to the sell-out of slips at our Jupiter Yacht Club and Deering Bay communities in 2003 and early 2004, respectively. Equity membership revenues declined $5.1 million due primarily to the bulk sale of all remaining equity memberships at the Deering Bay club in the second quarter of 2003 and the decline in demand for luxury equity memberships. In general, the sale of luxury equity memberships continues to be affected by reduced demand in the Southwest Florida region.

Membership dues and amenity service revenues increased 24.6% due to the initial operations of new amenity facilities located throughout the Florida markets and increasing annual membership fees, offset by decreased revenues as a result of the four hurricanes in the third quarter of 2004.

The decline in the gross margin percentage was primarily due to sell-out of higher margin marina slips in 2003, the decline in the demand for high margin luxury equity memberships, the increased costs associated with the new amenity facilities that began operations during the year and decreased revenues as a result of the four hurricanes.

Amenity gross margin in 2005 will continue to be adversely impacted by the reduced availability of marina slips, slow demand for luxury equity memberships due to general market conditions and increased start-up deficits associated with new amenity operations.

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

Membership dues and amenity operations revenues decreased 11.4% primarily due to an $8.6 million decrease related to the turnover of two clubs located in the Southwest region to its members, offset by a $4.0 million increase in revenues from several new and existing club facilities. The decline in total amenity gross margins was primarily due to the decline in sales of luxury equity memberships and marina slips and increased start-up deficits associated with new amenity operations.

Land Sales

(Dollars in thousands)	Years ended December 31,
	2004	2003	2002
Revenues	$20,898	$38,154	$36,213
Gross margin	$9,528	$9,840	$20,890
Gross margin percentage	45.6%	25.8%	57.7%

Year ended December 31, 2004 compared to year ended December 31, 2003

Land sales are incidental to our overall operations and are expected to continue in the future, but may significantly fluctuate. The decrease in land sales revenue was primarily attributable to the timing of sales of non-strategic parcels located in our various regions. Land sales gross margin percentages are impacted by the change in mix and location of property sold. We are currently marketing a significant land parcel that may be sold in part or entirely. We are negotiating with more than one party and the sale is currently expected to close in 2005.

Year ended December 31, 2003 compared to year ended December 31, 2002

The slight increase in revenues was primarily attributable to the sale of non-strategic parcels located in our various regions. Land sales gross margins were $15.1 million before adjustments of $5.3 million for community development district obligations and estimated costs to complete development activities in two closed-out non-homebuilding communities.

Other income and expense

Year ended December 31, 2004 compared to year ended December 31, 2003

Other income increased to $26.3 million from $5.1 million in 2003 due to the cash proceeds received from the sale of our Class B limited partnership interest in Bighorn Development Limited Partnership (Bighorn) and $4.0 million from the sale of our development rights in a previously closed out community. In February 2004, the Company sold its interest in Bighorn to Bighorn and affiliates for $20.0 million. During 2004, the Company received and recognized approximately $18.2 million in other income related to Bighorn. The remaining unpaid commitment of $1.8 million was collected and will be reported in January 2005.

As of December 31, 2004, we recognized costs of approximately $10.2 million related to repairs, storm preparation and cleanup and impairments to the net historical book value of assets believed damaged or destroyed by the hurricanes. We have recorded $4.0 million as estimated insurance recoveries related to damages caused by Hurricanes Charley, Francis and Jeanne, which represents our best estimate of the amount of reimbursement that will be received after considering deductibles and other factors. In the fourth quarter of 2004, we received $5.0 million in insurance recoveries related to damages caused by Hurricane Ivan to our properties near Pensacola, Florida which was recorded against hurricane costs. We are in the process of documenting all estimated losses and preparing claims for submission to our insurance carrier, including business interruption claims. Although we do not believe that we will incur any additional material losses, the final insurance recoveries cannot be determined until additional information is known.

Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 20.4% to $182.8 million from $151.8 million in 2003. General and administrative (G&A) costs increased 25.8% primarily due to the increase in salaries and benefits associated with the planned growth of our business and the addition of our Northeast U.S. operations. Marketing expenditures increased 24.3% due to the increase in costs associated with opening sales offices and incremental costs from operating existing sales offices. As a percentage of total revenues, SG&A decreased to 10.1% from 10.5% in 2003.

Interest expense, net of capitalization, increased 24.7%, due to a 15.4% increase in interest incurred offset by a 6.8% increase in interest capitalized. Interest incurred increased primarily as a result of the increase in the weighted average outstanding debt balance for 2004 as compared to 2003. The increase in overall debt was primarily related to increased development activities associated with traditional and tower homebuilding products under contract for delivery in the next three to 24 months, land acquisitions, land improvements, amenity development activities and the acquisition of Spectrum Communities in 2004. The increase in interest capitalized was primarily due to a greater book value of new and existing properties undergoing active development.

Year ended December 31, 2003 compared to year ended December 31, 2002

Equity in earnings from joint ventures and other income increased slightly from 2002. SG&A increased 21.2% to $151.8 million primarily due to a 20.6% and 16.6% increase in G&A costs and marketing expenditures, respectively. G&A increased due to an increase in salary, wages and benefits, professional and legal fees and insurance, respectively. The increase in G&A was expected with the planned growth in our business. Marketing expenditures increased primarily due to increased advertising in new and existing communities. As a percentage of total revenues, SG&A was 10.5% compared to 10.3% in 2002.

Interest expense, net of capitalization, increased 11.8% primarily due to a 7.0% increase in interest incurred. Interest incurred increased primarily as a result of the increase in the weighted average outstanding debt balance for 2003 as compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of December 31, 2004, we had $102.0 million of cash and cash equivalents and approximately $495.5 million available to draw under our senior unsecured credit facility.

Our cash flows from operations are impacted by the net cash proceeds from the sale of homes, tower units, amenity memberships and marina slips and land and other factors. In addition, we receive cash proceeds from mortgage loans originated by our mortgage banking operations, and by providing realty brokerage, title, property management and construction management services to our customers.

We use cash flows from operations to build inventory additions related to single- and multi-family homes that are under contract for delivery during the next six to twelve months, land acquisitions, land improvements, amenity development activities, and additions to tower inventories. Including land acquisitions, net additions to real estate inventories were approximately $212.6 million for the year ended 2004. During the year, we acquired approximately $265.8 million in additional land. We expect real estate inventories to increase as we are currently searching for and negotiating additional opportunities to obtain control of land for future communities.

For 2004, our cash flows from operations were impacted by a $211.7 million increase in contracts receivable reflecting the increase in percentage-of-completion revenue recognition in tower units under contract that are now being constructed offset by cash received from closing of six towers during the year. In addition, we expect to collect a portion of the remaining contracts receivable during the next twelve months as seven tower closings are planned to occur, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% to 2% of non-cancelable contacts have resulted in cancellation or default. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

For 2004, approximately $53.5 million of cash was used in investing activities for the purchase of Spectrum Communities and $42.3 million to develop golf courses and club facilities offset by net distributions from four of our joint ventures. We anticipate cash used in investing activities will continue to increase with future company acquisitions and development of current and future amenity operations which are owned and operated by the Company.

For 2004, financing activities provided net cash from borrowings on the senior unsecured credit facility, tower construction facilities and other project loans. These cash proceeds are typically utilized to fund land acquisitions, construction activities and general and administrative costs.

Our wholly owned finance subsidiary, Financial Resources Group, Inc., utilizes a $23.0 million bank warehouse facility to fund mortgage loan originations. The warehouse facility requires the maintenance of an adequate collateral borrowing base and the maintenance of certain financial covenants including a maximum leverage ratio, as defined, of 15.0 to 1. As of December 31, 2004, $2.5 million was available for borrowing under the warehouse facility.

In March 2004, the Company entered into a new revolving credit construction loan agreement (the Tower Facility) which replaced the three existing tower construction loans. The Tower Facility provides for a $290.0 million revolving loan, which may increase to $340.0 million if certain conditions are met. At December 31, 2004, the Tower facility was amended to add new towers, reduce the interest rate and extend the maturity date. The loan matures December 2008. Under the Tower Facility we are required to maintain an adequate borrowing base. The principal financial covenants include the following, as defined in the Tower Facility: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth must be at least $600.0 million. At December 31, 2004 approximately $62.4 million was outstanding. In addition, the company has a construction loan for another tower for up to $90 million. This loan matures October 2005. At December 31, 2004 approximately $58.4 million was outstanding.

In August 2004, the Company entered into a new senior unsecured revolving credit agreement (the Credit Facility) which replaced the previous $405.0 million revolving credit agreement. At December 31, 2004, the revolving loan commitment was increased to $686.3 million, which increased to $750.0 million on January 5, 2005. The loan matures August 2008. Under the Credit Facility we are required to maintain an adequate borrowing base. At December 31, 2004, the borrowing base calculation was in excess of the commitment amount of $686.3 million. The principal financial covenants include the following, as defined in the Credit Facility: (1) Minimum Adjusted Tangible Net Worth may not be less than $715.8 million plus 50% of positive net income earned after March 31, 2004 plus 50% of the aggregate proceeds of equity offerings after the closing date, (2) Total Debt to Adjusted Tangible Net Worth cannot exceed 2.25 to 1.0, and (3) EBITDA to Fixed Charges cannot be less than 2.0 to 1. At December 31, 2004, approximately $495.5 million was available for borrowing.

In connection with the acquisition of Spectrum Communities, the Company assumed approximately $68.0 million of project debt with maximum interest rates of prime plus 1% and maturity dates from 2004 to 2007. As of December 31, 2004, approximately $3.8 million was outstanding related to this assumed debt.

Excluding any premiums, at December 31, 2004, $800.0 million of senior subordinated debt was outstanding. Under our senior subordinated indenture agreements, we are required to maintain certain financial and operational covenants that may limit the Company’s and its subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, in order to incur additional debt, we are required to maintain a minimum coverage ratio of 2.0 to 1.0 and maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued.

At December 31, 2004, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, senior unsecured credit facility, tower construction loans and warehouse credit facility.

During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of December 31, 2004, we had option contracts aggregating $226.0 million, net of deposits, to acquire approximately 3,300 acres of land. Our contractual obligation with respect to the option contracts is limited to the forfeiture of the related non-refundable deposits and/or letters of credit which are approximately $10.2 million at December 31, 2004.

On July 28, 2004, our Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock and to repurchase up to $50 million of its 10 5/8% senior subordinated notes from time to time, subject to certain parameters.

The following table summarizes our payments under debt, operating lease and purchase obligations as of
December 31, 2004:

(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases	$12,002	$9,578	$6,888	$4,990	$2,807	$4,959	$41,224
Land purchase obligations (1)	9,514	—	—	—	—	—	9,514
Land option contracts (2)	71,576	132,112	6,408	6,408	—	—	216,504
Other purchase obligations (3)	278,963	119,412	20,332	—	—	—	418,707
Debt (4)	78,932	5,388	—	253,098	3,550	800,000	1,140,968

Total obligations	$450,987	$266,490	$33,628	$264,496	$6,357	$804,959	$1,826,917

(1)	Land purchase obligations represent the land option contracts accrued under FIN 46. See footnote 6 to the consolidated financial statements.

(2)	During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of December 31, 2004, excluding land under option which was recorded in accordance with FIN 46, we had option contracts aggregating approximately $216.5 million, net of deposits, to acquire approximately 3,150 acres of land. Our contractual obligation with respect to the option contracts is limited to the forfeiture of the related non-refundable deposits and/or letters of credit.

(3)	Other purchase obligations principally consist of contractual obligations with third-party general contractors to provide goods and services to our tower homebuilding segment.

(4)	The $800 million of debt included in the thereafter column includes $125 million of convertible debt with certain call features which allow the Company to redeem all or some of the notes under certain circumstances beginning in August 2006. In addition, the holders of the notes may require the Company to repurchase the notes in August 2008, 2013 and 2018 and upon the occurrence of a change in control as defined in the indentures.

Our cash requirements for 2005 are projected to increase as we continue to develop new communities and fund our growth. We anticipate using our existing senior unsecured credit facility to fund land acquisitions, land development, homebuilding and amenity development. Our real estate development is dependent upon the availability of funds to finance current and future development. We plan to continue growing and expect to fund this growth through the generation of cash flow from operations, from the availability of funds under our credit facilities, from new construction loans and from future debt and equity offerings. We believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements to acquire capital assets and land, to develop land improvements and construction activities and to meet any other needs of our business, both on a short- and long-term basis. If we do not have sufficient capital resources to fund our development and expansion, projects may be delayed, resulting in possible adverse effects on our results of operations. No assurance can be given as to the terms, availability or cost of any future financing we may need. If we are at any time unable to service our debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to us. Furthermore, considerable economic and political uncertainties could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the homebuilding industry generally.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At December 31, 2004, none of our unconsolidated partnerships or joint ventures had outstanding debt. However, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2004, we had approximately $48.0 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $112.7 million at December 31, 2004, are typically outstanding over a period of approximately one to five years.

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

FORWARD-LOOKING STATEMENTS

As we enter 2005, we expect increased revenues from all lines of business as demand for our products is expected to grow. Assuming the current economic environment continues, including increased consumer confidence, a stronger stock market and moderately increasing interest rates, we expect 2005 to produce a 20% or greater increase in earnings. If economic conditions deteriorate, interest rates increase significantly, the ability to obtain permits and approvals for land development is delayed or adverse legislation or regulations occurs, then it may be difficult to achieve earnings growth.

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings, cash flows or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance.

These risks and uncertainties include the Company’s ability to compete in real estate markets where we conduct business; the availability and cost of land in desirable areas in Florida and elsewhere and our ability to expand successfully into those areas; the Company’s ability to obtain necessary permits and approvals for the development of its lands; the availability of capital to the Company and our ability to effect growth strategies successfully; the Company’s ability to pay principal and interest on its current and future debts; the Company’s ability to maintain or increase historical revenues and profit margins; our ability to offer sales incentives at levels consistent with our past practices; the Company’s ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; availability of labor and materials and material increases in labor and material costs; increases in interest rates and availability of mortgage financing; the level of consumer confidence; adverse legislation or regulations; unanticipated litigation or legal proceedings; natural disasters; and changes in general economic, real estate and business conditions. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to update any forward-looking statements in this Report or elsewhere as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize fixed and variable rate debt. Changes in interest rates on fixed–rate debt generally affects the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally does not impact the fair market value of the instrument but does affect our earnings and cash flow.

The following table sets forth, as of December 31, 2004, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value.

								FMV at
	2005	2006	2007	2008	2009	Thereafter	Total	12/31/04
Debt:
Fixed rate	$—	$—	$—	$—	$—	$800,000	$800,000 *	$899,194
Average interest rate	—	—	—	—	—	8.79%	8.79%
Variable rate	$78,932	$5,388	$—	$253,098	$3,550	$—	$340,968	$340,968
Average interest rate	4.39%	4.33%	—	4.17%	—	—	4.18%

*	excludes premium of $3,321

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of WCI Communities, Inc:

We have completed an integrated audit of WCI Communities, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of WCI Communities, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Miami, Florida
February 28, 2005

WCI Communities, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$101,973	$95,005
Restricted cash	158,694	98,655
Contracts receivable	758,406	546,696
Mortgage notes and accounts receivable	93,130	102,953
Real estate inventories	1,477,966	1,105,866
Property and equipment	176,589	168,920
Investment in joint ventures	51,964	54,919
Other assets	54,904	51,053
Goodwill	51,567	28,940
Other intangible assets	7,199	7,625

Total assets	$2,932,392	$2,260,632

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$372,270	$316,570
Customer deposits	382,610	231,142
Income taxes payable	74,122	57,383
Community development district obligations	48,950	46,013
Senior unsecured credit facility	190,730	—
Mortgages and notes payable	150,238	46,918
Senior subordinated notes	678,321	678,859
Contingent convertible senior subordinated notes	125,000	125,000

	2,022,241	1,501,885

Minority interests	16,340	—

Commitments and contingencies (Note 19)

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 45,305 and 44,776 shares issued, respectively	453	447
Additional paid-in capital	288,122	279,173
Retained earnings	613,318	493,115
Treasury stock, at cost, 693 and 1,132 shares, respectively	(8,082)	(13,795)
Accumulated other comprehensive loss	—	(193)

Total shareholders’ equity	893,811	758,747

Total liabilities and shareholders’ equity	$2,932,392	$2,260,632

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	For the years ended
	December 31,
	2004	2003	2002
Revenues
Homebuilding	$1,591,695	$1,243,789	$1,014,303
Real estate services	141,591	113,893	90,226
Other	72,331	94,523	107,280

Total revenues	1,805,617	1,452,205	1,211,809

Costs of Sales

Homebuilding	1,204,781	917,268	727,780
Real estate services	119,886	95,288	77,998
Other	66,289	77,659	71,054

Total costs of sales	1,390,956	1,090,215	876,832

Gross margin	414,661	361,990	334,977

Other Income and Expenses
Equity in losses (earnings) from joint ventures	1,206	(607)	410
Other income	(26,250)	(5,075)	(5,745)
Hurricane costs, net of actual and estimated insurance recoveries of $9,000	1,236	—	—
Selling, general, administrative and other	170,208	140,159	117,578
Interest expense, net	43,443	34,842	31,161
Real estate taxes, net	12,607	11,650	7,591
Depreciation and amortization	13,717	11,211	9,092
Expenses related to early repayment of debt	—	—	3,282

Income before minority interests and income taxes	198,494	169,810	171,608
Minority interests	1,204	—	—

Income before income taxes	197,290	169,810	171,608
Income tax expense	77,087	64,250	66,792

Net income	$120,203	$105,560	$104,816

Earnings per share:
Basic	$2.72	$2.41	$2.45
Diluted	$2.62	$2.34	$2.37

Weighted average number of shares:
Basic	44,219	43,831	42,805
Diluted	45,859	45,206	44,248

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2001	36,382	$365	$139,193	$282,739	$(2,457)	$(795)	$419,045
Issuance of common stock, net	7,935	79	138,122	—	—	—	138,201
Exercise of stock options	99	1	597	—	—	—	598
Comprehensive income:
Net income	—	—	—	104,816	—	—	104,816
Change in fair value of derivatives, net of tax		—	—	—	828	—	828

Total comprehensive income							105,644

Balance at December 31, 2002	44,416	445	277,912	387,555	(1,629)	(795)	663,488
Exercise of stock options	228	2	1,379	—	—	—	1,381
Stock-based compensation	47	—	(118)	—	—	734	616
Purchase of treasury stock	(1,047)	—	—	—	—	(13,734)	(13,734)
Comprehensive income:
Net income	—	—	—	105,560	—	—	105,560
Change in fair value of derivatives, net of tax	—	—	—	—	1,436	—	1,436

Total comprehensive income							106,996

Balance at December 31, 2003	43,644	447	279,173	493,115	(193)	(13,795)	758,747
Reissuance of common stock in connection with acquisition	439	—	4,288	—	—	5,712	10,000
Exercise of stock options	504	5	3,811	—	—	—	3,816
Stock-based compensation	25	1	850	—	—	1	852
Comprehensive income:
Net income	—	—	—	120,203	—	—	120,203
Change in fair value of derivatives, net of tax	—	—	—	—	193	—	193

Total comprehensive income							120,396

Balance at December 31, 2004	44,612	$453	$288,122	$613,318	$—	$(8,082)	$893,811

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the years ended
	December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$120,203	$105,560	$104,816
Adjustments to reconcile net income to net cash used in operating activities:
Expenses related to early repayment of debt	—	—	3,282
Deferred income taxes	17,684	1,007	4,870
Hurricane costs, net	1,236	—	—
Depreciation and amortization	16,640	13,723	11,843
Losses (earnings) from investment in joint ventures	1,206	(607)	410
Minority interests	1,204	—	—
Stock-based compensation	852	616	—
Changes in assets and liabilities:
Restricted cash	(53,280)	(78,078)	(1,462)
Contracts receivable	(211,710)	(31,675)	(115,305)
Mortgage notes and accounts receivable	14,522	(18,355)	(25,824)
Real estate inventories	(212,611)	(75,741)	(153,756)
Other assets	(1,656)	(5,551)	(4,095)
Accounts payable and other liabilities	25,773	30,093	39,175
Customer deposits	146,039	47,602	20,979
Income taxes payable	14,203	2,967	(4,471)

Net cash used in operating activities	(119,695)	(8,439)	(119,538)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(53,517)	—	—
Additions to property and equipment, net	(42,303)	(52,949)	(41,843)
Purchase of assets of real estate brokerages	—	(630)	(309)
Distributions from (contributions to) joint ventures, net	5,249	(6,885)	(9,982)

Net cash used in investing activities	(90,571)	(60,464)	(52,134)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)
(In thousands)

	For the years ended
	December 31,
	2004	2003	2002
Cash flows from financing activities:
Repayments on senior secured credit facility	$—	$—	$(250,000)
Net borrowings (repayments) on senior unsecured credit facility	190,730	(44,935)	44,935
Proceeds from borrowings on mortgages and notes payable	429,281	131,945	174,434
Repayment of mortgages and notes payable	(397,707)	(217,251)	(131,605)
Proceeds from issuance of senior subordinated notes	—	125,000	200,000
Proceeds from issuance of contingent convertible senior subordinated notes	—	125,000	—
Debt issue costs	(7,894)	(6,015)	(7,445)
Advances from community development districts	22,124	21,022	2,592
Payments to community development districts	(12,928)	(8,294)	(8,242)
Contributions from minority interests	2,100	—	—
Distributions to minority interests	(12,288)	—	—
Proceeds from issuance of common stock, net	—	—	138,201
Proceeds from exercise of stock options	3,816	1,381	598
Purchase of treasury stock	—	(13,734)	—

Net cash provided by financing activities	217,234	114,119	163,468

Net increase (decrease) in cash and cash equivalents	6,968	45,216	(8,204)

Cash and cash equivalents at beginning of year	95,005	49,789	57,993

Cash and cash equivalents at end of year	$101,973	$95,005	$49,789

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

1.	Significant Accounting Policies

A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements follows.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of WCI Communities, Inc. (the Company), its wholly owned subsidiaries and certain joint ventures in which the Company has the ability to exercise control. The equity method of accounting is applied in the accompanying consolidated financial statements with respect to those investments in joint ventures in which the Company has less than a controlling interest, has substantive participating rights, or is not the primary beneficiary as defined in FIN 46-R, Consolidation of Variable Interest Entities. All material intercompany balances and transactions are eliminated in consolidation.

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

Revenue for tower residences under construction is recognized on the percentage-of-completion method. Revenue is recorded as a portion of the value of non-cancelable tower unit contracts when construction of each building is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the residence, a substantial percentage of residences are under non-cancellable contracts, collectibility of the sales prices are reasonably assured and costs can be reasonably estimated. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. The percentage-of-completion method is applied since we meet the applicable requirements under SFAS 66, Accounting for Sales of Real Estate. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. The Company expects to collect contracts receivable of $453,298 and $311,133 in 2005 and 2006, respectively. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. Contracts receivable includes an allowance of $6,025 and $4,180 for estimated losses due to potential customer defaults at December 31, 2004 and 2003, respectively. Any sales after the completion of tower residence construction are recorded as revenue on the completed contract method.

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

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

to the time the mortgages are originated. Gains and losses are recognized based upon the difference between the sales proceeds and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs. Loan origination fees and costs are deferred and recognized upon sale of the related loans.

Revenues from amenity operations include the sale of equity memberships and marina slips, non-equity memberships, billed membership dues and fees for services provided. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales and the related cost of sales are initially recorded under the cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based upon changes in circumstances. If the Company can demonstrate that it is likely to recover proceeds in excess of remaining carrying value, the full accrual method is then applied. Dues are billed on an annual basis in advance and are recorded as deferred revenue and then recognized as revenue ratably over the term of the membership year. Revenues for services are recorded when the service is provided.

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

Sales incentives such as reductions in listed sales prices of homes, tower units, golf club memberships and marina slips are classified as a reduction of revenue. Sales incentives such as free products or services are classified as cost of sales.

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

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

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

The following table is a summary of interest expense, net, and real estate taxes, net:

	For the years ended
	December 31,
	2004	2003	2002
Total interest incurred	$81,448	$70,608	$65,964
Debt issue cost amortization	3,461	3,050	3,290
Interest capitalized	(41,466)	(38,816)	(38,093)

Interest expense, net	$43,443	$34,842	$31,161

Previously capitalized interest included in cost of sales	$29,447	$28,040	$20,940

Real estate taxes incurred	$17,651	$15,337	$12,750
Real estate taxes capitalized	(5,044)	(3,687)	(5,159)

Real estate taxes, net	$12,607	$11,650	$7,591

Previously capitalized real estate taxes included in cost of sales	$3,623	$3,051	$2,801

Warranty

The Company provides its single- and multi-family home buyers with a one to three year limited warranty, respectively for all material and labor and a ten year warranty for certain structural defects. The Company provides its tower home buyers a three year warranty for the unit and common elements of the tower.

Since the Company subcontracts traditional and tower homebuilding work to subcontractors who provide it with an indemnity, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty reserves have been established by charging cost of sales and crediting a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty cost accruals are based upon historical warranty cost experience and are adjusted as appropriate to reflect qualitative risks associated with the types of towers and homes built.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

The following table presents the activity in the Company’s warranty liability account for the year ended December 31, 2004:

Warranty liability at December 31, 2003	$4,785
Company acquisition	2,600
Warranty costs accrued and incurred	16,748
Warranty costs paid	(13,556)

Warranty liability at December 31, 2004	$10,577

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original purchased maturity of three months or less as cash equivalents. Restricted cash consists principally of escrow accounts representing customer deposits restricted as to use. Cash as of December 31, 2004 and 2003 included $57,679 and $56,044, respectively, of amounts in transit from title companies for transactions closed at or near year-end.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the Company’s cost of business operations acquired over the fair value of identifiable assets acquired net of liabilities assumed. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and certain identifiable intangible assets with indefinite useful lives are no longer amortized over their expected lives (see Note 9) but are subject to annual impairment tests. In the event facts and circumstances indicate the carrying value of goodwill is impaired, it would be written down to its estimated fair value.

The Company currently has one identifiable intangible asset with an estimated finite useful life of 30 years. The asset was acquired through an acquisition and is being amortized on the straight-line basis over its estimated useful life.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

Accounts Payable and Other Liabilities

Accounts payable and other liabilities primarily consist of the following:

	December 31,
	2004	2003
Accounts payable	$188,770	$145,439
Contract retainage	33,734	30,252
Accrued interest	22,285	22,479
Land purchase obligations	9,514	44,098
Escrow liabilities	53,614	18,198
Deferred income	19,908	13,717
Other liabilities	44,445	42,387

	$372,270	$316,570

Customer Deposits

Customer deposits primarily represents amounts received from customers under real estate sales contracts.

Debt

For the years ended December 31, 2004 and 2003, aggregate debt had a weighted average annual effective interest rate of 7.5% and 8.3%, respectively.

Derivative Instruments and Hedging Activities

Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the statement of earnings when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

The Company’s strategy was to hedge the risk of variability in the cash flows attributable to changes in the benchmark interest rate related to a portion of the Company’s variable rate debt. The Company recognized gains or losses for amounts received or paid when the underlying transaction settles.

The Company had an interest rate swap agreement with counterparties that are major financial institutions. The interest rate swap agreement expired February 2004. The swap agreement was designated as a cash flow hedge and reflected at fair value in the consolidated balance sheet. The fair value of the interest rate swap agreement was estimated based on quoted market rates of similar financial instruments. The related gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income or loss. Amounts to be received or paid as a result of swap agreements are recognized as adjustments to interest incurred on the related debt instruments.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, mortgage notes and accounts receivable, accounts payable and contract retainage, customer deposits, senior unsecured credit facilities, mortgage and notes payable, community development district obligations, senior subordinated debt and contingent convertible senior subordinated debt. For financial instruments other than senior subordinated debt, the

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

carrying amounts approximate their fair value because of their short maturity and in some cases because they bear interest at market rates. The estimated fair value of senior subordinated debt, including convertible debt, was $899,194 at December 31, 2004 and was based on dealer quotes.

Advertising Costs

Advertising costs consists primarily of television, radio, newspaper, direct mail, billboard, brochures and other media advertising programs. The Company expenses advertising costs as incurred to selling, general and administrative costs. Tangible advertising costs such as architectural models and visual displays are capitalized to property and equipment or real estate inventories. Advertising expense was approximately $30,243, $25,011 and $21,795 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Stock-Based Compensation

At December 31, 2004, the Company has two stock option plans, which are described more fully in Note 17. The Company has elected to use APB 25 and related interpretations in accounting for its stock option plans. No compensation costs are recorded upon issuance or exercise of stock options as the options were issued at the current market price of the stock on the date of grant. Had the Company elected to recognize compensation expense under the fair value method, pro forma net income would be as follows:

	For the years ended
	December 31,
	2004	2003	2002
Net income:
As reported	$120,203	$105,560	$104,816
Less: Total stock-based compensation expense, net of tax	(2,066)	(1,144)	(793)

Pro forma	$118,137	$104,416	$104,023

Earnings per share:
As reported
Basic	$2.72	$2.41	$2.45
Diluted	$2.62	$2.34	$2.37
Pro forma
Basic	$2.67	$2.38	$2.43
Diluted	$2.59	$2.32	$2.36

These pro forma amounts may not be representative of the effect on pro forma net income in future years, since the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment (SFAS 123R), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning July 1, 2005, the Company will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. The Company is currently reviewing the effect of this statement on its financial statements but does not believe it is material.

Employee Benefit Plan

Company employees who meet certain requirements as to age and service are eligible to participate in the Company’s 401(k) benefit plan. For the years ended December 31, 2004, 2003 and 2002, the Company’s expenses related to the plan were $2,297, $1,923 and $2,820, respectively.

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

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. In April 2003, the Board of Directors approved the repurchase of up to 1,000 shares of the Company’s common stock. Pursuant to this authorization, 1,000 unregistered common shares were repurchased in a private transaction for an aggregate purchase price of approximately $13,000. In May 2004, the Company reissued

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

439 shares of the Company’s treasury common stock with a fair value of $10,000 in connection with the acquisition of Spectrum Communities (See Note 3).

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options. All stock options outstanding for 2004 and 2003 were included in the computation of diluted earnings per share. Options to purchase 798 shares of common stock were excluded from the computation of diluted earnings per share for 2002 due to their antidilutive effect. The diluted weighted average shares did not include any contingent convertible shares. (See Note 12).

Information pertaining to the calculation of earnings per share for each of the three years ended December 31 is as follows:

	2004	2003	2002
Basic weighted average shares	44,219	43,831	42,805
Dilutive stock options	1,640	1,375	1,443

Diluted weighted average shares	45,859	45,206	44,248

Consolidated Statement of Cash Flows – Supplemental Disclosures

	For the years ended
	December 31,
	2004	2003	2002
Interest paid (net of amount capitalized)	$40,518	$29,194	$25,413

Net Federal and State taxes paid	$59,608	$59,643	$64,816

Non-monetary transactions during 2004, 2003 and 2002:

	2004	2003	2002
Land purchase obligations in connection with land acquisitions	$—	$44,098	$—
Notes payable in connection with land acquisitions	3,550	1,600	10,000
Real estate inventories transferred to property and equipment	—	1,355	8,083
Property and equipment transferred to real estate inventories	20,144	2,070	13,973
Community development district obligations assumed by end user	6,481	3,695	2,493
Change in estimated community development district obligations	222	7,296	1,541
Issuance of common stock in connection with acquisition	10,000	—	—

New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 105 (SAB 105). Existing accounting guidance requires an entity to record on its balance sheet the fair value of any

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

issued and outstanding mortgage loan commitments. SAB 105 requires that the fair value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any future cash flows related to (i) expected fees to be received when the loan commitment becomes a loan, (ii) gains from selling the loan, or (iii) the servicing value created from the loan. The guidance in SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of the guidance in SAB 105 did not have a material adverse effect on the Company’s financial position or results of operations.

In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which requires issuers of contingently convertible securities to include those securities in the calculation of diluted earnings per share (if dilutive) regardless of whether the contingency has been met. On October 13, 2004, the FASB ratified Issue No. 04-8 which will be effective for reporting periods ending after December 15, 2004, including the retroactive restatement of all diluted earnings per share calculations for all periods presented. The Company has amended the $125,000 contingent convertible senior subordinated notes (the 4% Notes) indenture to require the payment of cash for the original principal value of the 4% Notes upon conversion or redemption. Any conversion premium above original principal value could still be settled in cash or shares. The adoption of EITF Issue No. 04-8 did not have a material effect on the Company’s financial position or results of operations. However, if the Company’s stock price continues to increase above the conversion price of $27.57, additional shares related to the net share settlement option will be included in the determination of diluted earnings per share.

Concentration Risks

The Company’s operations are primarily in Florida and the Northeast United States (Northeast US) markets. Consequently, any significant economic downturn in the Florida and Northeast U.S. markets could potentially have an effect on the Company’s business, results of operations and financial condition.

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

2. Segment Information

The Company operates in three principal business segments: Tower Homebuilding, Traditional Homebuilding, which includes sales of lots, and Real Estate Services, which includes real estate brokerage, mortgage banking, title and property management operations. Land Sales and Amenity Memberships and Operations have been disclosed for purposes of additional analysis. The amount of previously capitalized interest included in cost of sales of each segment, thereby reducing segment gross margin, is also presented for purposes of additional analysis. Asset information by business segment is not presented, since the Company does not prepare such information.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

				Real	Amenity
	Tower	Traditional		Estate	Membership		Segment
Year ended December 31, 2004	Homes	Homes	Lots	Services	and Operations	Land Sales	Totals
Revenues	$817,356	$753,328	$21,011	$141,591	$51,433	$20,898	$1,805,617

Gross margin	245,288	135,376	6,250	21,705	(3,486)	9,528	414,661

Previously capitalized interest included in cost of sales	16,938	9,510	1,544	—	47	1,408	29,447

				Real	Amenity
	Tower	Traditional		Estate	Membership		Segment
Year ended December 31, 2003	Homes	Homes	Lots	Services	and Operations	Land Sales	Totals
Revenues	$593,893	$624,219	$25,677	$113,893	$56,369	$38,154	$1,452,205

Gross margin	171,856	142,397	12,268	18,605	7,024	9,840	361,990

Previously capitalized interest included in cost of sales	13,201	10,479	2,205	—	252	1,903	28,040

				Real	Amenity
	Tower	Traditional		Estate	Membership		Segment
Year ended December 31, 2002	Homes	Homes	Lots	Services	and Operations	Land Sales	Totals
Revenues	$536,005	$461,270	$17,028	$90,226	$71,067	$36,213	$1,211,809

Gross margin	179,276	99,763	7,484	12,228	15,336	20,890	334,977

Previously capitalized interest included in cost of sales	9,993	8,835	1,375	—	147	590	20,940

See the consolidated statements of income for a reconciliation of gross margin to income before minority interests and income taxes for the years ended December 31, 2004, 2003 and 2002.

3. Acquisitions

On May 24, 2004, the Company acquired Spectrum Communities (Spectrum), a developer and homebuilder that currently operates in New York, New Jersey and Connecticut. Cash invested in Spectrum included consideration paid to the seller of $25,000, plus the repayment of approximately $36,300 in indebtedness on the day of closing, excluding acquisition costs and net of acquired cash of approximately $9,500. The Company also issued 439 shares of the Company’s common stock to the seller as consideration and assumed approximately $68,000 of project debt with maximum interest rates of prime plus 1% and maturity dates from 2004 to 2007. In connection with this acquisition, the Company recorded an initial amount of goodwill of approximately $17,000, which was assigned to our Traditional Homebuilding operating segment. In addition, a $5,000 contingent payment tied to the earnings of the acquired business unit was accrued and recorded as goodwill in 2004 and will be paid in 2005.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141. The purchase price of the acquisition was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The results of operations of Spectrum are included in the accompanying consolidated financial statements beginning on the date of acquisition.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

4. Mortgage Notes and Accounts Receivable

Mortgage notes and accounts receivable are summarized as follows:

	December 31,
	2004	2003
Mortgage loans held for sale	$53,826	$55,841
Mortgage notes receivable	17,767	28,331
Accounts receivable	21,537	18,781

	$93,130	$102,953

The Company’s wholly owned subsidiary, Financial Resources Group, Inc. (FRG), originates home mortgages which are later sold to mortgage investors. Mortgage loans held for sale are stated at the lower of cost or market value based upon purchase commitments from third-party mortgage investors or prevailing market for loans not yet committed to an investor. Substantially all of these loans are sold within 40 days of origination. The Company recorded approximately $5,108, $5,531 and $3,448 of gains on the sale of loans for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average interest rate of mortgage loans held for sale was 5.3% and 4.9% at December 31, 2004 and 2003, respectively.

Mortgage notes receivable are generated through the normal course of business, primarily land sales, and are collateralized by liens on property sold. Significant concentration of mortgage notes receivable have resulted from the sale of real estate inventories to four independent buyers, approximating 99% of the balance at December 31, 2004. Interest rates on mortgage notes receivable with maturities in excess of one year at December 31, 2004 and 2003 range from 5.0% to 6.25%.

Accounts receivable are generated through the normal course of amenity and other business operations and are unsecured. The Company assesses the collectibility of accounts receivable and the need for an allowance for doubtful accounts based upon review of the individual receivables and collection history.

Following is a schedule of maturities of mortgage notes receivable at December 31, 2004:

2005	$16,240
2006	1,527

Mortgage notes receivable	$17,767

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

5. Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,
	2004	2003
Land and land improvements	$791,882	$509,104
Investments in amenities	112,864	74,132
Work in progress:
Towers	168,351	162,814
Homes	297,230	141,994
Completed inventories:
Towers	57,666	114,020
Homes	40,435	57,117

Real estate inventories owned	1,468,428	1,059,181
Real estate inventories not owned (See Note 6)	9,538	46,685

Total real estate inventories	$1,477,966	$1,105,866

Work in progress includes tower units and homes finished, sold and ready for delivery and tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had approximately 27 and 112 completed single- and multi-family homes at December 31, 2004 and 2003, respectively. We had 84 and 139 completed tower residences at December 31, 2004 and 2003, respectively.

6. Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued FIN 46-R, Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51. A VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

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

For the year ended December 31, 2004, the Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46, it is required to consolidate the land under option at fair value.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

At December 31, 2004, the Company has consolidated land with a purchase price and a land purchase obligation of approximately $9,500. The land purchase obligation, which is recorded in other liabilities, represents the difference between the exercise price of the optioned land and the non-refundable deposits paid at December 31, 2004.

7. Property and Equipment

Property and equipment consist of the following:

	Estimated
	Useful Life	December 31,
	(in years)	2004	2003
General corporate facilities:
Land and improvements	10 to 15	$2,600	$2,387
Buildings and improvements	30 to 40	22,776	21,005
Furniture, fixtures and equipment	3 to 10	36,329	31,642
Assets under construction	—	6,225	2,844

		67,930	57,878

Amenities:
Land and improvements	10 to 15	61,870	58,337
Buildings and improvements	30 to 40	56,050	38,207
Furniture, fixtures and equipment	3 to 10	12,570	10,133
Marinas	20	1,120	902
Assets under construction	—	16,880	30,479

Total amenities		148,490	138,058

		216,420	195,936
Less accumulated depreciation		(39,831)	(27,016)

Property and equipment		$176,589	$168,920

8. Investments in Joint Ventures

Investments in joint ventures represent the Company’s ownership interest in real estate limited partnerships and are accounted for under the equity method when the Company has less than a controlling interest, has substantive participating rights or is not the primary beneficiary as defined in FIN 46R, Consolidation of Variable Interest Entities. The Company does not guarantee the debt or other obligations of these partnerships. At December 31, 2004 investments in joint ventures consists of the following:

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

	Percentage of	Type and Location
Name of Venture	Ownership	of Property
Tiburon Golf Ventures Limited Partnership	51%	Golf club - Naples, Florida

Pelican Landing Golf Resort Ventures Limited Partnership	51%	Golf club - Bonita Springs, Florida

Pelican Landing Timeshare		Multi-family timeshare units -
Ventures Limited Partnership	51%	Bonita Springs, Florida

Walden Woods Business Center Limited Partnership	50%	Mixed-use industrial park - Plant City, Florida

Pelican Isle Yacht Club Limited Partnership	49%	Yacht club - Naples, Florida

There were no joint ventures entered into or modified after January 31, 2003. The Company has evaluated the unconsolidated joint ventures entered into prior to February 1, 2003, and has determined they do not require consolidation under the provisions of FIN 46 for the year ended December 31, 2004. The Company’s share of net earnings (loss) is based upon its ownership interest. The Company may be required to make additional cash contributions to the ventures, pursuant to the venture agreements, to avoid the loss of all or part of its interest in such ventures.

The Company enters into agreements to provide development, project management and golf course operation management services. The Company provided these services to selected joint venture interests and recorded net fee revenue of $678, $1,505 and $3,028 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company eliminates development and project management fees to the extent of its ownership interest.

In 1996, the Company sold its Bighorn property located in Palm Desert, California to Bighorn Development Limited Partnership (the Partnership or Bighorn). In conjunction with the sale, the Company received cash consideration and a Class B limited partnership interest in the Partnership for which no value was assigned. In February 2004, the Company sold its Class B limited partnership interest in the Partnership to Bighorn and affiliates for $20,000. The Company received $5,000 and a commitment from the buyer to pay the remaining $15,000 from the future sale of Bighorn home-sites over a three year period to expire February 2007. The Company is recording revenue as the underlying home-sites are sold. As of December 31, 2004, the Company has recognized approximately $18,200 in other income upon the execution of the agreement and closing of home-sites related to the remaining unpaid commitment. The remaining unpaid commitment of $1,800 was collected in January 2005.

The basis differences between the Company’s investments in joint ventures and the equity in underlying net assets are primarily attributable to acquisition purchase accounting, agreed upon values among the Partners for contributed assets, deferred development fees and other basis differences. At December 31, 2004 and 2003, the basis differences were $6,390, respectively. The basis differences are realized by the Company primarily as the joint ventures sell underlying assets. The aggregate condensed financial information reflects the financial information of the unconsolidated joint ventures and is summarized as follows:

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

	December 31,
	2004	2003
Assets

Club facilities, property and equipment, net	$75,364	$75,817
Real estate inventories	49,162	51,191
Other assets	11,101	13,821

Total assets	$135,627	$140,829

Liabilities and Partners’ Capital

Total liabilities	$21,041	$20,386
Capital — other partners	56,232	59,134
Capital — the Company	58,354	61,309

Total liabilities and partners’ capital	$135,627	$140,829

	For the years ended December 31,
	2004	2003	2002
Combined Results of Operations

Revenues	$40,311	$36,036	$32,057

Net income	$4,894	$1,884	$341

9. Goodwill and Other Intangibles and Implementation of SFAS 142

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

		Amenity	Real
		membership	estate
	Home building	and operations	services	Total
Balance as of December 31, 2003	$16,097	$5,365	$7,478	$28,940
Goodwill acquired during the year	21,994	—	633	22,627

Balance as of December 31, 2004	$38,091	$5,365	$8,111	$51,567

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

Intangible assets subject to amortization had accumulated amortization of $2,488 and $2,017 at December 31, 2004 and 2003, respectively. The Company amortized $471, $464 and $545 for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2005	$321
2006	313
2007	310
2008	303
2009	299

$1,546

10. Senior Unsecured Credit Facility

In August 2004, the Company entered into a new senior unsecured revolving credit agreement (the Credit Facility) which replaced the previous $405,000 revolving credit agreement. At December 31, 2004, the revolving loan commitment was increased to $686,250, which increased to $750,000 on January 5, 2005. The loan matures August 2008, subject to extensions at the Company’s request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The Credit Facility allows an allocation of the unused balance for issuance of a maximum of $250,000 of stand-by letters of credit of which $44,162 is outstanding at December 31, 2004. The current interest rate is the lender’s prime rate (5.25% at December 31, 2004), the Eurodollar base rate plus a spread of 1.50% or 1.65% (4.09% at December 31, 2004), payable in arrears. The Eurodollar base rate can be reduced or increased by up to 50 basis points corresponding to the Company’s leverage ratio and is adjusted quarterly. The agreement contains financial and operational covenants, that under certain circumstances, limit the Company’s ability to, among other items, incur additional debt, pay dividends, and make certain investments.

11. Senior Subordinated Notes

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

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

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

12. Contingent Convertible Senior Subordinated Notes

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

The Company has the right to redeem all or some of the 4% Notes under certain circumstances beginning in August 2006. Holders may require the Company to repurchase the 4% Notes in August 2008, 2013 and 2018 and upon the occurrence of a change in control as defined in the indenture. The 4% Notes can be converted into the Company’s common stock at a conversion price per share of $27.57 which is equal to a conversion rate of approximately 36.2713 common shares per $1,000 principal amount of the 4% Notes under certain circumstances prior to the maturity date. The 4% Notes are convertible at the holder’s option prior to the maturity date under the following circumstances:

(1)	during any calendar quarter, if the closing sale price of the Company’s common stock price for at least 20 trading days in the period of 30 consecutive trading days is more than 120% of the conversion price per share ($27.57);

(2)	if the Company has called the 4% Notes for redemption and the redemption has not yet occurred;

(3)	subject to certain exceptions, during the five trading day period in which the average trading price of the 4% Notes per $1,000 principal amount was less than 95% of the product of the closing sale price of the Company’s common stock multiplied by the number of shares of the Company’s common stock issuable upon conversion of $1,000 principal amount of the 4% Notes;

(4)	reduction of credit rating below B- or B1, credit rating suspended or withdrawn or credit agencies no longer rating the 4% Notes; or

(5)	upon the occurrence of certain corporate transactions.

On December 15, 2004, the Company amended the Indenture governing its 4.0% contingent convertible senior subordinated notes to irrevocably elect to pay the lesser of the “cash conversion price” (as defined in the amendment to the Indenture) or the principal amount of the notes in the event any notes are converted. In the event that the cash conversion price exceeds the principal amount of the notes converted (the “conversion premium”), the Company would have the option to satisfy the conversion premium in shares of common stock or cash.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

13. Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	December 31,
	2004	2003
Revolving credit $290,000 construction loan	$62,369	$—
Belize/BellaMare $187,000 construction loan	58,437	29,294
Kalian $61,300 construction loan	3,788	—
Aversana/Savona/Grande Isle I & II $101,610 construction loans	—	15,524
Tower Residences/Treviso/One Watermark $133,380 construction loans	—	200
LaScala/Portofino/Milano/Mariner $107,000 construction loans	—	300
Purchase money mortgage loans	5,150	1,600
FRG warehouse credit facility	20,494	—

	$150,238	$46,918

In March 2004, the Company entered into an amended and restated revolving credit construction loan agreement that consolidated three existing tower construction loans. The loan agreement provides for a $290,000 revolving tower construction loan, which may increase to $340,000 if certain conditions are met. On December 31, 2004, the loan was amended to extend the maturity date to December 2008, subject to extensions at the Company’s request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The current interest rate is the lender’s prime rate (5.25% at December 31, 2004) or the Eurodollar base rate plus a spread of 1.50%, payable in arrears. The Eurodollar base rate can be reduced or increased by up to 50 basis points corresponding to the Company’s leverage ratio and is adjusted quarterly. The agreement contains financial covenants that include the following: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth must be at least $600.0 million.

The Belize/BellaMare tower construction loan represents amounts payable to commercial banks that are secured by first mortgages and interest is payable monthly in arrears at rates based on the LIBOR rate plus 1.85% (4.24% at December 31, 2004). The loan was entered into in October 2002 to finance the two towers and matures October 2005. In March 2004, Aversana/Savona/Grande Isle I & II, Tower Residences/Treviso/One Watermark and LaScala/Portofino/Milano/Mariner loans were consolidated into the revolving credit construction loan discussed previously.

In connection with the acquisition, development and construction of a homebuilding project in Middlesex County, New Jersey, the Company entered into a loan agreement with a commercial bank. The loan is collateralized by a first mortgage on the property. The loan matures in August 2006. The loan is comprised of two facilities. Facility A accrues interest at LIBOR plus 1.50% (3.89% at December 31, 2004) and Facility B accrues interest at LIBOR plus 1.25% (3.64% at December 31, 2004 ).

In connection with the purchase of real estate assets located in Escambia County, Florida, the Company entered into a promissory note payable to the seller for $1,600. The note accrues interest at the prime rate (5.25% at December 31, 2004), requires quarterly payment of interest and matures October 2006.

In connection with the purchase of real estate assets located in Duchess County, New York, the Company entered into a promissory note payable to the seller for $3,550. The note is non-interest bearing for three

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

years and then accrues interest at the applicable federal rate. The loan matures on the earlier of October 2009 or 60 days after all municipal approvals are received.

In December 2003, FRG amended and restated the $23,000 Warehouse Credit Facility to accrue interest with respect to outstanding advances equal to or less than 50% of the maximum loan amount at FRG’s election at LIBOR plus 1.80% or the overnight federal funds rate plus 1.95%, decreasing to LIBOR plus 1.70% or the overnight federal funds rate plus 1.85% for amounts outstanding in excess of 50% of the maximum loan amount. The interest rate at December 31, 2004 was 4.19%. The Warehouse Credit Facility is collateralized by a blanket first priority lien on all FRG assets, is payable on demand, requires the maintenance of an adequate collateral borrowing base and the maintenance of certain financial covenants. Accounts payable includes approximately $17,280 and $26,901 in loans originated but not yet funded under the Warehouse Credit Facility at December 31, 2004 and 2003, respectively.

14. Debt Maturities

Aggregate maturities of the mortgages and notes payable are as follows:

2005	$78,932
2006	5,388
2007	—
2008	62,368
2009	3,550

Total	$150,238

15. Community Development District Obligations

In connection with the development of certain of the Company’s communities, community development or improvement districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities. The Company utilizes two primary types of bonds issued by the district, type “A” or “B” which are used to reimburse the Company for construction or acquisition of certain infrastructure improvements. These reimbursements are recorded to the Company’s community development district obligation on the balance sheet. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user, and the “B” bond is the obligation of the Company. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district. If the owner of the parcel does not pay this obligation, a lien is placed on the property to secure the unpaid obligation. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The amount of community development district and improvement district bond obligations issued and outstanding with respect to the Company’s communities totaled $147,695 and $153,688 at December 31, 2004 and 2003, respectively. Bond obligations at December 31, 2004 mature from 2008 to 2035.

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

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

In accordance with EITF Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, the Company records a liability, net of cash held by the districts available to offset the particular bond obligation, for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. The Company reduces this liability by the corresponding assessment assumed by property purchasers and the amounts paid by the Company at the time of closing and transfer of the property. The Company has accrued $48,950 and $46,013 as of December 31, 2004 and 2003, respectively, as its estimated amount of bond obligations that it may be required to pay.

16. Income Taxes

The provision for income taxes consists of the following:

	For the years ended
	December 31,
	2004	2003	2002
Current:
Federal	$51,280	$54,226	$53,094
State	8,123	9,017	8,828

	59,403	63,243	61,922

Deferred:
Federal	15,332	771	4,175
State	2,352	236	695

	17,684	1,007	4,870

Income tax expense	$77,087	$64,250	$66,792

Income taxes payable consists of the following:

	December 31,
	2004	2003
Current	$16,705	$18,497
Deferred	57,417	38,886

Income taxes payable	$74,122	$57,383

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2004	2003
Deferred tax liabilities:
Real estate inventories	$43,066	$31,742
Property and equipment	24,313	15,026
Accruals	—	1,655
Other	2,948	539

Total deferred tax liabilities	70,327	48,962

Deferred tax assets:
Recognized built-in losses	2,201	5,429
Accruals	5,926	—
Intangibles	3,967	3,709
Other	816	938

Total deferred tax assets	12,910	10,076

Net deferred tax liability	$57,417	$38,886

A reconciliation of the statutory rate and the effective tax rate follows:

	December 31,
	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.7	3.6	3.6
Other	0.4	(0.8)	0.3

Effective rate	39.1%	37.8%	38.9%

The Company believes that, based upon its history of profitable operations, it is probable that the deferred tax assets of $12,910 will be realized on future tax returns, primarily from the generation of future taxable income.

During the fourth quarter of 2003, the Company settled an Internal Revenue Service examination of its tax returns for the years 1999-2001. As a result, the Company reduced its income tax expense by approximately $1,900.

17. Stock Option Plans

In 1998, the Company adopted a stock option plan for key employees, which was amended by shareholder approval in 2004. The plan is administered by a committee of the Board of Directors (the Compensation Committee) who determines the employees eligible to participate and the number of shares for which options are to be granted. The maximum number of shares authorized to be granted as of December 31, 2004 was approximately 6,500 common shares which is based on 15% of the issued and outstanding shares of the

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

Company’s common stock as provided in the 2004 amended plan. Options vest on various schedules from grant date over periods of up to five years and are exercisable within ten years of the grant date, at which time the options expire.

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

A summary of the changes in stock options during each of the three years ended December 31, is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding beginning of year	3,579	$9.22	3,015	$9.09	2,457	$6.79
Granted	745	21.79	896	9.08	830	16.04
Exercised	(504)	7.57	(228)	6.05	(100)	6.01
Canceled	(308)	12.84	(104)	11.32	(172)	11.39

Outstanding options - end of year	3,512	$11.81	3,579	$9.22	3,015	$9.09

Options exercisable - end of year	1,594	$8.37	1,582	$6.45	1,610	$6.23

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

Options Outstanding			Options Exercisable
	Average Years	Weighted		Weighted
Number	Remaining in	Average	Number	Average
Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
1,181	4.5	$6.01	1,104	$6.01
731	8.0	9.08	6	9.08
336	6.0	10.46	200	10.46
587	6.9	16.04	284	16.04
677	9.1	21.86	—	21.86

3,512	6.7	$11.81	1,594	$8.37

The weighted average fair value of options granted during 2004, 2003 and 2002 was $11.20, $4.61 and $2.99, respectively, per share at date of grant. The fair values of options granted were estimated using the Black-Scholes option pricing model with the following assumptions: expected option life of six years and dividend yield of 0% for each year; expected volatility of 50% for 2004 and 2003 and 0% for 2002. In accordance with SFAS 123, because the Company was a non-public entity on the date options were granted in 2002, 0% volatility was assumed. The risk free interest rate assumptions range from 2.96% to 4.40% for 2004, 2003 and 2002.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

18. Transactions with Related Parties

Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those which would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company’s independent members of the Board of Directors.

One shareholder provides financial and management consulting services to the Company under a management contract. Management fees totaled $660 for each of the years ended December 31, 2004, 2003 and 2002, respectively.

In 1997, a triple-net lease agreement for an office building was entered into with a related party. The lease term expires in May 2007, and rent of $2,323, $2,357 and $1,560 was incurred for the years ended December 31, 2004, 2003 and 2002, respectively. Pursuant to five separate lease agreements, a related party leases commercial office space to the Company with lease expirations ranging from November 2005 to August 2007. Payments under the leases aggregated approximately $550 and $467 in 2004 and 2003, respectively.

The Company leases two airplanes from related parties under a shared usage agreement. Lease and usage payments totaled $1,055 and $881 for the years ended December 31, 2004 and 2003, respectively.

In October 2004, the Company acquired approximately 29 acres of undeveloped land in Naples, Florida for $8,300 from a joint venture in which it holds a 51% ownership interest. As a result of this transaction, the Company’s portion of the profit ($3,500) from the land sale will be deferred until the land is sold to a third party.

19. Commitments and Contingencies

The Company leases building space for its management offices, sales offices and other equipment and facilities. Minimum future commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2004 are as follows:

2005	$12,002
2006	9,578
2007	6,888
2008	4,990
2009	2,807
Thereafter	4,959

$41,224

Rental expense including base and operating cost reimbursements of $18,576, $17,016 and $15,087 was incurred for the years ended December 31, 2004, 2003 and 2002, respectively.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2004, the Company had approximately $48,034 in letters of credit outstanding which expire during 2005. Performance bonds do not have stated expiration dates; rather, the Company is released from the bonds as the contractual performance is completed. These bonds, which approximated $112,704 at December 31, 2004, are typically outstanding over a period of approximately one to five years.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

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

20. Other Events

During August and September 2004, we experienced flood and wind damage to several of our properties in Florida as a result of hurricanes Charley, Francis, Ivan and Jeanne. As of December 31, 2004, we recorded a $10,200 expense relating to the damaged properties before considering insurance recoveries. As further described below, we offset the reported expense for the receipt of $5,000 in insurance recoveries and the accrual of an additional $4,000 in estimated future insurance recoveries, resulting in net hurricane costs of $1,200.

We have insurance in place that covers damage to our properties and related losses, including certain losses caused by interruption of business. As of December 31, 2004, we have recorded in accounts receivable $4,000 as estimated insurance recoveries related to damages caused by hurricanes Charley, Francis and Jeanne, which is our best estimate of the amount of reimbursement that will be received after considering deductibles and other factors. In the fourth quarter of 2004, we received $5,000 in insurance recoveries related to damages caused by hurricane Ivan to our Northwest Florida properties. We are in the process of documenting all estimated losses and preparing claims for submission to our insurance carriers. Although we do not believe that we will incur any additional material losses, the final insurance recoveries cannot be determined until additional information is known.

21. Subsequent Events

Effective February 17, 2005, the Company announced that its President, Jerry Starkey, has been named Chief Executive Officer. Mr. Starkey will retain his position as President and continue to serve as a director on the Company's Board of Directors. The Company also announced that Al Hoffman, Jr. is retiring from the Company effective on the date of the upcoming annual shareholders meeting and effective as of February 17, 2005, was elected to the position of Chairman of the Board. Don Ackerman, who had served as Chairman of the Board, will continue to serve as a member of the Company's Board of Directors.

On February 17, 2005, the Company announced its acquisition of Renaissance Housing Corporation, a luxury homebuilder and high-rise tower developer based in Reston, Virginia. Renaissance operates in the Washington, D.C. metropolitan area. Over the last several years, Renaissance has averaged over 100 home

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

sales annually with an average price of more than $1 million. With this transaction, the Company has acquired a three-to-four year supply of traditional homebuilding lots and two tower sites.

22. Supplemental Guarantor Information

Obligations to pay principal and interest on the Company’s senior subordinated notes are guaranteed fully and unconditionally by the Company’s wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, joint and several. Prior to 2004, the Company’s non-guarantor subsidiaries were considered minor and accordingly were not presented separately in the consolidating financial information. In May 2004, the Company completed the Spectrum acquisition which included several non-guarantor subsidiaries. Supplemental consolidating financial information of the Company’s guarantors is presented below.

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

Condensed Consolidating Balance Sheets

	December 31, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Assets
Cash and cash equivalents	$84,839	$10,184	$6,950	$—	$101,973
Restricted cash	95,827	58,182	4,685	—	158,694
Contracts receivable	500,601	257,805	—	—	758,406
Mortgage notes and accounts receivable	33,901	72,416	2	(13,189)	93,130
Real estate inventories	967,480	402,574	107,912	—	1,477,966
Property and equipment	63,153	113,396	40	—	176,589
Investment in subsidiaries	581,001	21,305	—	(602,306)	—
Other assets	140,205	115,671	303	(90,545)	165,634

Total assets	$2,467,007	$1,051,533	$119,892	$(706,040)	$2,932,392

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$456,739	$433,338	$78,459	$(90,584)	$877,952
Senior unsecured credit facility	190,730	—	—	—	190,730
Mortgages and notes payable	122,406	37,194	3,788	(13,150)	150,238
Senior subordinated notes	803,321	—	—	—	803,321

	1,573,196	470,532	82,247	(103,734)	2,022,241

Minority interests	—	—	16,340	—	16,340

Shareholders’ equity	893,811	581,001	21,305	(602,306)	893,811

Total liabilities and shareholders’ equity	$2,467,007	$1,051,533	$119,892	$(706,040)	$2,932,392

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

Condensed Consolidating Balance Sheets (Continued)

	December 31, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Assets
Cash and cash equivalents	$85,995	$9,010	$—	$95,005
Restricted cash	77,234	21,421	—	98,655
Contracts receivable	244,604	302,092	—	546,696
Mortgage notes and accounts receivable	46,883	81,273	(25,203)	102,953
Real estate inventories	816,324	289,542	—	1,105,866
Property and equipment	64,386	104,534	—	168,920
Investment in subsidiaries	432,360	—	(432,360)	—
Other assets	140,732	79,582	(77,777)	142,537

Total assets	$1,908,518	$887,454	$(535,340)	$2,260,632

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$318,461	$410,452	$(77,805)	$651,108
Senior unsecured credit facility	—	—	—	—
Mortgages and notes payable	27,451	44,642	(25,175)	46,918
Senior subordinated notes	803,859	—	—	803,859

	1,149,771	455,094	(102,980)	1,501,885

Shareholders’ equity	758,747	432,360	(432,360)	758,747

Total liabilities and shareholders’ equity	$1,908,518	$887,454	$(535,340)	$2,260,632

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

Condensed Consolidating Statements of Operations

	For the year ended December 31, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Total revenues	$931,570	$770,499	$103,548	$—	$1,805,617
Total cost of sales	740,326	562,253	88,377	—	1,390,956

Gross margin	191,244	208,246	15,171	—	414,661
Total other income and expenses, net	161,395	49,356	5,416	—	216,167

Income before minority interests, income taxes and equity in income of subsidiaries	29,849	158,890	9,755	—	198,494
Minority interests	—	—	1,204	—	1,204
Income tax expense	11,653	65,434	—	—	77,087
Equity in income of subsidiaries, net of tax	102,007	8,551	—	(110,558)	—

Net income	$120,203	$102,007	$8,551	$(110,558)	$120,203

	For the year ended December 31, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Total revenues	$724,056	$728,149	$—	$1,452,205
Total cost of sales	624,290	465,925	—	1,090,215

Gross margin	99,766	262,224	—	361,990
Total other income and expenses, net	112,580	79,600	—	192,180

(Loss) income before income taxes and equity in income of subsidiaries	(12,814)	182,624	—	169,810
Income tax (benefit) expense	(6,559)	70,809	—	64,250
Equity in income of subsidiaries, net of tax	111,815	—	(111,815)	—

Net income	$105,560	$111,815	$(111,815)	$105,560

	For the year ended December 31, 2002
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Total revenues	$632,453	$579,356	$—	$1,211,809
Total cost of sales	465,220	411,612	—	876,832

Gross margin	167,233	167,744	—	334,977
Total other income and expenses, net	143,322	20,047	—	163,369

Income before income taxes and equity in income of subsidiaries	23,911	147,697	—	171,608
Income tax expense	9,442	57,350	—	66,792
Equity in income of subsidiaries, net of tax	90,347	—	(90,347)	—

Net income	$104,816	$90,347	$(90,347)	$104,816

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$120,203	$102,007	$8,551	$(110,558)	$120,203
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	18,574	(890)	—	—	17,684
Hurricane costs, net	(604)	1,840	—	—	1,236
Depreciation and amortization	8,716	7,913	11	—	16,640
Losses from investment in joint ventures	524	682	—	—	1,206
Minority interests	—	—	1,204	—	1,204
Stock-based compensation	852	—	—	—	852
Equity in earnings of subsidiaries	(102,007)	(8,551)	—	110,558	—
(Contributions to subsidiaries) contributions from parent, net	(9,902)	14,572	(4,670)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(239,015)	54,802	(2)	(12,973)	(197,188)
Real estate inventories	(151,191)	(62,509)	1,089	—	(212,611)
Other assets	(14,016)	(54,859)	1,171	12,768	(54,936)
Accounts payable and other liabilities	157,514	(18,722)	59,043	(11,820)	186,015

Net cash (used in) provided by operating activities	(210,352)	36,285	66,397	(12,025)	(119,695)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(62,996)	627	8,852	—	(53,517)
Additions to property and equipment, net	(8,639)	(33,658)	(6)	—	(42,303)
(Contributions to) distributions from joint ventures, net	(141)	5,390	—	—	5,249

Net cash (used in) provided by investing activities	(71,776)	(27,641)	8,846	—	(90,571)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	190,730	—	—	—	190,730
Net borrowings on mortgages and notes payable	94,955	(17,301)	(58,105)	12,025	31,574
Other	(4,713)	9,831	(10,188)	—	(5,070)

Net cash provided by (used in) financing activities	280,972	(7,470)	(68,293)	12,025	217,234

Net (decrease) increase in cash and cash equivalents	(1,156)	1,174	6,950	—	6,968

Cash and cash equivalents at beginning of year	85,995	9,010	—	—	95,005

Cash and cash equivalents at end of year	$84,839	$10,184	$6,950	$—	$101,973

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2003
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$105,560	$111,815	$(111,815)	$105,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	(2,117)	(28)	3,152	1,007
Depreciation and amortization	7,461	6,262	—	13,723
Losses (earnings) from investment in joint ventures	268	(875)	—	(607)
Stock-based compensation	616	—	—	616
Equity in earnings of subsidiaries	(111,815)	—	111,815	—
Distributions from subsidiaries (distributions to parent), net	2,982	(2,982)	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(49,212)	(24,031)	23,213	(50,030)
Real estate inventories	(205,297)	129,556	—	(75,741)
Other assets	95,955	552	(180,136)	(83,629)
Accounts payable and other liabilities	58,170	(154,654)	177,146	80,662

Net cash (used in) provided by operating activities	(97,429)	65,615	23,375	(8,439)

Cash flows from investing activities:
Additions to property and equipment, net	(20,555)	(33,024)	—	(53,579)
Contributions to joint ventures, net	2,319	(9,204)	—	(6,885)

Net cash used in investing activities	(18,236)	(42,228)	—	(60,464)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	(44,935)	—	—	(44,935)
Net borrowings on mortgages and notes payable	(24,949)	(36,982)	(23,375)	(85,306)
Proceeds from issuance on senior subordinated notes	250,000	—	—	250,000
Other	(18,583)	12,943	—	(5,640)

Net cash provided by (used in) financing activities	161,533	(24,039)	(23,375)	114,119

Net increase (decrease) in cash and cash equivalents	45,868	(652)	—	45,216

Cash and cash equivalents at beginning of year	40,127	9,662	—	49,789

Cash and cash equivalents at end of year	$85,995	$9,010	$—	$95,005

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flow

	For the year ended December 31, 2002
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$104,816	$90,347	$(90,347)	$104,816
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expenses related to early repayment of debt	2,483	799	—	3,282
Deferred income taxes	966	(7)	3,911	4,870
Depreciation and amortization	5,794	6,049	—	11,843
Losses (earnings) from investment in joint ventures	967	(557)	—	410
Equity in earnings of subsidiaries	(90,347)	—	90,347	—
(Contributions to subsidiaries) contributions from parent, net	(1,296)	1,296	—	—
Changes in assets and liabilities:
Contracts and accounts receivable	(452)	(142,667)	1,990	(141,129)
Real estate inventories	(95,456)	(58,300)	—	(153,756)
Other assets	(20,341)	4,290	10,494	(5,557)
Accounts payable and other liabilities	(42,310)	112,588	(14,595)	55,683

Net cash (used in) provided by operating activities	(135,176)	13,838	1,800	(119,538)

Cash flows from investing activities:
Additions to property and equipment, net	(20,749)	(21,403)	—	(42,152)
Contributions to joint ventures, net	(200)	(9,782)	—	(9,982)

Net cash used in investing activities	(20,949)	(31,185)	—	(52,134)

Cash flows from financing activities:
Net repayments on senior secured credit facility	(250,000)	—	—	(250,000)
Net borrowings on senior unsecured credit facility	44,935	—	—	44,935
Net borrowings on mortgages and notes payable	29,106	15,523	(1,800)	42,829
Proceeds from issuance on senior subordinated notes	200,000	—	—	200,000
Net proceeds from issuance of common stock and exercise of stock options	138,799	—	—	138,799
Other	(11,970)	(1,125)	—	(13,095)

Net cash provided by (used in) financing activities	150,870	14,398	(1,800)	163,468

Net decrease in cash and cash equivalents	(5,255)	(2,949)	—	(8,204)

Cash and cash equivalents at beginning of year	45,382	12,611	—	57,993

Cash and cash equivalents at end of year	$40,127	$9,662	$—	$49,789

WCI Communities, Inc.
Notes to Consolidated Financial Statements
December 31, 2004
(In thousands, except per share data)

23. Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2004 and 2003 is presented below:

	2004
	First	Second	Third	Fourth
Revenue	$265,313	$332,019	$472,229	$736,056
Gross margin	64,256	77,898	109,855	162,652
Income from operations before minority interests and income taxes	22,274	30,642	45,602	99,976
Minority interests	—	(839)	(1,306)	3,349
Net income	13,548	19,116	28,670	58,869
Earnings per share: (1)
Basic	$.31	$.43	$.64	$1.32
Diluted	$.30	$.42	$.62	$1.27
Weighted average number of shares:
Basic	43,715	44,071	44,525	44,558
Diluted	45,478	45,736	46,019	46,194

	2003
	First	Second	Third	Fourth
Revenue	$235,935	$310,641	$330,441	$575,188
Gross margin	65,307	71,877	75,363	149,443
Income from operations before income taxes	19,344	27,902	27,864	94,700
Net income	11,837	17,021	17,110	59,592
Earnings per share: (1)
Basic	$.27	$.39	$.39	$1.37
Diluted	$.26	$.38	$.38	$1.31
Weighted average number of shares:
Basic	44,433	43,866	43,490	43,549
Diluted	45,111	45,317	45,083	45,327

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

On February 16, 2005, the Board of Directors of the Company, based on the recommendation of the Executive Compensation Committee and pursuant to the 2004 Stock Incentive Plan of WCI, approved a Three Year Performance Share Plan (“Performance Plan”). Under the Performance Plan certain senior management employees were granted 155,833 shares that vest on the third anniversary of the grant date provided the Company achieves a three-year goal for compound annual net income growth (40%), compound annual earnings per share growth (40%) and return on capital (20%). At least 75% of each target goal must be achieved for each three year period or there will be zero vesting of shares for participants.

Under the Performance Plan for 2005, James Dietz, Michael Greenberg and Mitchell Hochberg were granted 10,000, 10,000 and 5,000 shares respectively.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Items 401 and 405 of Regulation S-K is set forth in the Company’s 2005 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after December 31, 2004 (the “2005 Proxy Statement”). For the limited purpose of providing the information necessary to comply with this Item 10, the 2005 Proxy Statement is incorporated herein by this reference.

The Company posts a Code of Business Conduct and Ethics on its Corporate Governance webpage at www.wcicommunities.com.

The Company’s Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”), on our Internet site. The information on the Company’s Internet site is not incorporated by reference into this report. You can request a copy of these documents, excluding exhibits at no cost, by addressing a request to:

WCI Communities, Inc.
Attention: Investor Relations
24301 Walden Center Drive
Bonita Springs, FL 34134

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is set forth in the 2005 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2005 Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is set forth in the 2005 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2005 Proxy Statement is incorporated herein by this reference.

The following table provides information as of December 31, 2004 with respect to the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareholders.

			Common shares
	Common shares to		remaining available
	be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Employee stock incentive plan	3,434,356	$11.82	2,290,739
Non-employee Director’s stock incentive plan	77,856	11.26	74,104

Total equity compensation plans approved by shareholders	3,512,212	$11.81	2,364,843

Please refer to the discussion of the Company’s equity incentive plans in Note 17 to the Company’s consolidated financial statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is set forth in the 2005 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2005 Proxy Statement is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is set forth in the 2005 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2005 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC (the “Commission”) are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit
number	Exhibit description
3.1	Form of Restated Certificate of Incorporation of WCI Communities, Inc. (4)

3.2	Form of Second Amended and Restated By-laws of WCI Communities, Inc. (4)

4.1	Form of Specimen Certificate for Common Stock of WCI Communities, Inc. (2)

4.2	Form of Registration Rights Agreement, by and among WCI Communities, Inc., and certain stockholders of WCI Communities, Inc. (2)

10.1	Primary Tax Allocation Agreement, dated January 1, 2001, among Watermark Communities, Inc., WCI Communities, Inc., Bay Colony-Gateway, Inc. and certain other subsidiaries of WCI Communities, Inc. and Bay Colony-Gateway Inc. (1)

10.3	Employment agreement, dated as of July 24, 1995, between WCI Communities Limited Partnership and Don E. Ackerman (1)

10.4	Amended and restated employment agreement, dated as of January 1, 2000, between Watermark Communities, Inc. and Alfred Hoffman, Jr. (1)

10.5	Non-Employee Directors’ Stock Incentive Plan (1)

10.6	1998 Stock Purchase and Option Plan for Key Employees (1)

10.7	First Amendment to the 1998 Stock Purchase and Option Plan for Key Employees (2)

10.8	Second Amendment to the 1998 Stock Purchase and Option Plan for Key Employees (9)

10.9	Management Incentive Compensation Plan (2)

10.10	Indenture, dated as of February 20, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $250,000,000 in aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2011 (1)

10.11	Supplemental Indenture, dated June 8, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York (1)

10.12	Master Revolving Note between Financial Resources Group, Inc., and Comerica Bank, dated as of August 31, 2001 (3)

10.13	Indenture, dated as of April 24, 2002, by an among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 (4)

10.14	Form of Severance Agreement for Mr. Starkey and Mr. Dietz (5)

10.15	Form of Severance Agreement for certain other of our senior vice presidents (5)

10.16	Indenture, dated August 5, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated Notes due 2023. (6)

Exhibit
number	Exhibit description
10.17	Supplemental indenture, dated as of December 15, 2004, by and among WCI Communities, Inc., certain of its subsidiaries and the Bank of New York relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated notes due 2023. (*)

10.18	Indenture, dated September 29, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 7-7/8% Senior Subordinated Notes due 2013. (7)

10.19	Form of Indemnification Agreement for directors and executive officers(8)

10.20	Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of March 30, 2004, among WCI Communities, Inc., Bay Colony – Gateway, Inc. and Bank of America, as lender and administrative agent (10)

10.21	Senior Unsecured Revolving Credit Agreement dated as of August 13, 2004, among WCI Communities, Inc. and Bank of America, as lender and agent (11)

10.22	Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of December 31, 2004, among WCI Communities, Inc. Bay Colony-Gateway, Inc. and Wachovia Bank, N.A., as administrative agent and a lender. (*)

10.23	Employment Agreement, dated May 24, 2004, between WCI Communities, Inc. and Mitchell C. Hochberg (*)

10.24	Form of Stock Option Agreement for Key Employees. (*)

11.1	Statement re computation of per share earnings (***)

12.1	Ratio of Earnings to Fixed Charges (*)

14.1	Code of Ethics(*)

21.1	Subsidiaries of WCI Communities, Inc. (*)

23.2	Consent of PricewaterhouseCoopers LLP (*)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, Chief Executive Officer. (*)

31.2	Rule 13a-14(a) certification by James P. Dietz,, Chief Financial Officer. (*)

32.1	Section 1350 certification by Jerry L. Starkey, Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*), (**)

32.2	Section 1350 certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*), (**)

*	Filed herewith.

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

***	See footnote 1 to the consolidated financial statements.

(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-58500).

(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).

(3)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended September 30, 2001 (Commission file No. 1-31255).

(4)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-87250).

(5)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-31255).

(6)	Incorporated by reference to the exhibits in the Registration Statement on Form S-3 previously filed by WCI Communities, Inc. (Registration No. 333-108462).

(7)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by WCI Communities, Inc. (Registration No. 333-111184).

(8)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2003 (Commission File 1-31255).

(9)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s 2004 Proxy Statement.

(10)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2004 (Commission File 1-31255).

(11)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended September 30, 2004 (Commission File 1-31255).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI Communities, Inc. Registrant
By:	/s/ James P. Dietz
	Name:	James P. Dietz
	Title:	Senior Vice President and Chief Financial Officer

Date: February 21, 2005

Pursuant to the requirements of the Securities Exchange, Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alfred Hoffman, Jr. Alfred Hoffman, Jr.	Chairman of the Board of Directors	February 21, 2005
/s/ Jerry L. Starkey Jerry L. Starkey	Chief Executive Officer, President and Director	February 21, 2005
/s/ Don E. Ackerman Don E. Ackerman	Director	February 21, 2005
/s/ John Dasburg John Dasburg	Director	February 21, 2005
/s/ Hilliard M. Eure, III Hilliard M. Eure, III	Director	February 21, 2005
/s/ F. Philip Handy F. Philip Handy	Director	February 21, 2005
/s/ Lawrence L. Landry Lawrence L. Landry	Director	February 21, 2005
/s/ Thomas F. McWilliams Thomas F. McWilliams	Director	February 21, 2005
/s/ Kathleen Shanahan Kathleen Shanahan	Director	February 21, 2005
/s/ Stewart Turley Stewart Turley	Director	February 21, 2005
/s/ James P. Dietz James P. Dietz	Senior Vice President and Chief Financial Officer	February 21, 2005
/s/ Scott Perry Scott Perry	Chief Accounting Officer	February 21, 2005