Form 10-Q
period 2005-03-31
WCI COMMUNITIES INC
filed 2005-05-02
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31255

WCI COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	59-2857021
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

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

The number of shares outstanding of the issuer’s common stock, as of April 28, 2005, was 45,200,428.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended March 31, 2005

 i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets

Cash and cash equivalents	$58,583	$101,973
Restricted cash	122,219	158,694
Contracts receivable	954,761	758,406
Mortgage notes and accounts receivable	67,638	93,130
Real estate inventories	1,694,220	1,477,966
Property and equipment	182,201	176,589
Other assets	122,951	106,868
Goodwill	61,030	51,567
Other intangible assets	7,394	7,199

Total assets	$3,270,997	$2,932,392

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$415,231	$446,392
Customer deposits	458,662	382,610
Community development district obligations	47,440	48,950
Senior unsecured credit facility	238,550	190,730
Mortgages and notes payable	179,682	150,238
Senior subordinated notes	878,186	678,321
Contingent convertible senior subordinated notes	125,000	125,000

	2,342,751	2,022,241

Minority interests	13,460	16,340

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 45,889 and 45,305 shares issued, respectively	459	453
Additional paid-in capital	292,512	288,122
Retained earnings	629,897	613,318
Treasury stock, at cost, 693 shares, respectively	(8,082)	(8,082)

Total shareholders’ equity	914,786	893,811

Total liabilities and shareholders’ equity	$3,270,997	$2,932,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	For the three months ended
	March 31,
	2005	2004
Revenues
Homebuilding	$400,546	$217,099
Real estate services	37,920	28,771
Other	27,398	19,443

Total revenues	465,864	265,313

Cost of Sales

Homebuilding	313,512	160,875
Real estate services	31,833	24,573
Other	27,638	15,609

Total cost of sales	372,983	201,057

Gross margin	92,881	64,256

Other Income and Expenses
Equity in earnings from joint ventures	(1,134)	(946)
Other income	(2,922)	(8,018)
Hurricane recoveries, net of $1,194 in costs	(806)	—
Selling, general and administrative	49,567	36,832
Interest expense, net	14,153	8,390
Real estate taxes, net	4,024	2,503
Depreciation and amortization	3,677	3,221

Income before minority interests and income taxes	26,322	22,274
Minority interests	(780)	—

Income before income taxes	27,102	22,274
Income tax expense	10,523	8,726

Net income	$16,579	$13,548

Earnings per share:
Basic	$.37	$.31
Diluted	$.35	$.30
Weighted average number of shares:
Basic	44,853	43,715
Diluted	47,121	45,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance at December 31, 2004	44,612	$453	$288,122	$613,318	$(8,082)	$893,811
Exercise of stock options	584	6	4,136	—	—	4,142
Stock-based compensation	—	—	254	—	—	254
Net income	—	—	—	16,579	—	16,579

Balance at March 31, 2005	45,196	$459	$292,512	$629,897	$(8,082)	$914,786

			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2003	43,644	$447	$279,173	$493,115	$(193)	$(13,795)	$758,747
Exercise of stock options	220	2	1,747	—	—	—	1,749
Stock-based compensation	25	1	566	—	—	—	567
Comprehensive income:
Net income	—	—	—	13,548	—	—	13,548
Change in fair value of derivatives, net of tax	—	—	—	—	193	—	193

Total comprehensive income							13,741

Balance at March 31, 2004	43,889	$450	$281,486	$506,663	$—	$(13,795)	$774,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$16,579	$13,548
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	6,602	8,201
Depreciation and amortization	4,492	3,928
Earnings from investments in joint ventures	(1,134)	(946)
Minority interests	(780)	—
Stock-based compensation	254	567
Changes in assets and liabilities:
Restricted cash	37,222	(15,873)
Contracts receivable	(196,355)	(81,662)
Mortgage notes and accounts receivable	28,592	25,192
Real estate inventories	(65,522)	(133,233)
Other assets	(9,576)	(12,751)
Accounts payable and other liabilities	(49,227)	(57,011)
Customer deposits	60,548	39,485

Net cash used in operating activities	(168,305)	(210,555)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(134,400)	—
Additions to property and equipment, net	(8,642)	(11,176)
Distributions from (contributions to) investments in joint ventures, net	931	(681)

Net cash used in investing activities	(142,111)	(11,857)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	47,820	30,000
Proceeds from borrowings on mortgages and notes payable	50,160	166,624
Repayment of mortgages and notes payable	(30,716)	(16,023)
Proceeds from issuance of senior subordinated notes	200,000	—
Debt issue costs	(1,483)	(2,639)
Advances on community development district obligations	—	1,430
Payments on community development district obligations	(797)	(721)
Distributions to minority interests	(2,100)	—
Proceeds from exercise of stock options	4,142	1,749

Net cash provided by financing activities	267,026	180,420

Net decrease in cash and cash equivalents	(43,390)	(41,992)
Cash and cash equivalents at beginning of year	101,973	95,005

Cash and cash equivalents at end of period	$58,583	$53,013

Non-cash activity:
Note payable in connection with acquisition	$10,000	$—
Property and equipment transferred to real estate inventories	—	5,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
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

The condensed consolidated financial statements and notes of the Company as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2004 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of income for the three months ended March 31, 2005 is not necessarily indicative of the results to be expected for the full year.

2.	Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock Based Compensation, established a fair value based method of accounting for stock-based compensation plans, including stock options and grants. Under SFAS 123, the Company may elect to continue accounting for stock-based compensation under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), but must provide pro forma net income and earnings per share as if the fair value approach had been adopted. The Company continues to use APB 25 and related interpretations in accounting for its stock option plans. No compensation costs are recorded upon issuance or exercise of stock options as the options were issued at the current market price of the stock on the date of grant. However, for stock grants, compensation expense equal to the market price of the underlying stock on the grant date, or the market price remeasured at the reporting date for a variable stock compensation plan, is recognized ratably over the vesting period. Had the Company elected to recognize compensation expense under the fair value method under SFAS 123, pro forma net income would be as follows:

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(In thousands, except per share data)

	For the three months ended
	March 31,
	2005	2004
Net income:
As reported	$16,579	$13,548
Add: Stock-based compensation expense included in reported net income, net of tax	155	—
Less: Total stock-based compensation expense, net of tax	(1,081)	(609)

Pro forma	$15,653	$12,939

Earnings per share:
As reported
Basic	$.37	$.31
Diluted	$.35	$.30
Pro forma
Basic	$.35	$.30
Diluted	$.32	$.28

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

As amended in April 2005 by the Securities and Exchange Commission, SFAS 123R applies to all awards granted after the required effective date (the beginning of the annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS 123R and begin reflecting the stock compensation expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. The Company is currently reviewing the effect of this statement on its financial statements but does not believe it is material.

3.	Segment Information

The Company operates in three principal business segments: Tower Homebuilding; Traditional Homebuilding, which includes sales of lots; and Real Estate Services, which includes real estate brokerage, mortgage banking and title. Amenity Membership and Operations and Other, and Land Sales have been disclosed for purposes of additional analysis. Asset information by business segment is not presented, since the Company does not prepare such information.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(In thousands, except per share data)

Three months ended March 31, 2005

					Amenity Membership
	Tower	Traditional		Real Estate	and Operations		Segment
	Homes	Homes	Lots	Services	and Other	Land Sales	Totals
Revenues	$213,524	$180,764	$6,258	$37,920	$27,398	$—	$465,864
Gross margin	57,231	27,615	2,188	6,087	(209)	(31)	92,881
Previously capitalized interest included in cost of sales	4,700	2,762	483	—	22	—	7,967

Three months ended March 31, 2004

					Amenity Membership
	Tower	Traditional		Real Estate	and Operations		Segment
	Homes	Homes	Lots	Services	and Other	Land Sales	Totals
Revenues	$138,665	$76,387	$2,047	$28,771	$16,441	$3,002	$265,313
Gross margin	39,573	15,660	991	4,198	2,173	1,661	64,256
Previously capitalized interest included in cost of sales	3,588	1,263	32	—	25	136	5,044

See the condensed consolidated statements of income for a reconciliation of gross margin to income before minority interests and income taxes for the three months ended March 31, 2005 and 2004.

4.	Real Estate Inventories

Real estate inventories are summarized as follows:

	March 31,	December 31,
	2005	2004
Land and land improvements	$908,257	$791,882
Investments in amenities	112,353	112,864
Work in progress:
Towers	191,858	168,351
Homes	353,655	297,230
Completed inventories:
Towers	51,698	57,666
Homes	66,861	40,435

Real estate inventories owned	1,684,682	1,468,428
Real estate inventories not owned	9,538	9,538

Total real estate inventories	$1,694,220	$1,477,966

Work in progress includes tower units and homes that are finished, sold and ready for delivery and tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had approximately 46 and 27 completed single- and multi-family homes at March 31, 2005 and December 31, 2004, respectively. We had 72 and 84 completed tower residences at March 31, 2005 and December 31, 2004, respectively.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(In thousands, except per share data)

5.	Warranty

The Company provides its single- and multi-family home buyers with a one to three year limited warranty, respectively, for all material and labor and a ten year warranty for certain structural defects. The Company provides its tower home buyers a three year warranty for the unit and common elements of the tower.

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

The following table presents the activity in the Company’s warranty liability account for the quarter ended March 31, 2005:

Warranty liability at December 31, 2004	$10,577
Company acquisition	745
Warranty costs accrued and incurred	1,735
Warranty costs paid	(2,023)

Warranty liability at March 31, 2005	$11,034

6.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended
	March 31,
	2005	2004

Total interest incurred	$23,014	$19,288
Debt issue cost amortization	950	842
Interest capitalized	(9,811)	(11,740)

Interest expense, net	$14,153	$8,390

Previously capitalized interest included in costs of sales	$7,967	$5,044

7.	Variable Interest Entities

As defined in Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. The Interpretation requires the consolidation of entities in which an enterprise absorbs a

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(In thousands, except per share data)

majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Under the non-special-purpose entities provisions of FIN 46-R, the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit or enters into a partnership arrangement, a VIE may be created. If the Company is deemed the primary beneficiary of these arrangements, it would be required to consolidate the VIE.

For the quarter ended March 31, 2005, the Company evaluated all option contracts for land and determined it was the primary beneficiary of certain of these option contracts. Although the Company does not have legal title to the optioned land, under FIN 46, it is required to consolidate the land under option at fair value.

At March 31, 2005, the Company has consolidated land with a purchase price and a land purchase obligation of approximately $9,500. The land purchase obligation, which is recorded in other liabilities, represents the difference between the exercise price of the optioned land and the non-refundable deposits paid at March 31, 2005.

8.	Shareholders’ Equity

In addition to its common stock, the Company has 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options and grants. For the three months ended March 31, 2005 and 2004, 733 and 0 stock options and stock grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect, respectively.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended
	March 31,
	2005	2004
Basic weighted average shares	44,853	43,715
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	1,689	1,763
Contingent convertible senior subordinated notes	579	—

Diluted weighted average shares	47,121	45,478

9.	Debt

In March 2005, the Company issued $200,000 of 6-5/8% senior subordinated notes (the Notes) in a private placement. The Notes mature March 15, 2015 and interest is payable semi-annually in arrears commencing on September 15, 2005. The Notes are subordinated to all existing and future senior debt. The Notes’ indenture contains certain financial and operational covenants that may limit the Company’s and its subsidiaries to incur additional debt, pay dividends, repurchase capital stock and make certain restricted

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(In thousands, except per share data)

investments. Proceeds from the offering were used to repay approximately $199,000 of the outstanding balance of the senior unsecured credit facility.

10.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At March 31, 2005, the Company had approximately $55,029 in letters of credit outstanding which expire through 2005. Performance bonds do not have stated expiration dates; rather, the Company is released from the bonds as the contractual performance is completed. These bonds, which approximated $100,687 at March 31, 2005, are typically outstanding over a period of approximately one to five years.

11.	Acquisition

On February 17, 2005, the Company acquired Renaissance Housing Corporation (Renaissance), a homebuilder and high-rise tower developer that currently operates in Virginia and Maryland. Cash invested in Renaissance included consideration paid to the seller of approximately $89,000, plus the repayment of approximately $51,000 in indebtedness on the day of closing, excluding acquisition costs and net of acquired cash of approximately $8,300. The Company recorded an initial amount of goodwill of approximately $9,100, which was assigned to our Traditional Homebuilding operating segment. In addition, a contingent payment tied to the earnings of the acquired business unit may be paid over three years and would be recorded as goodwill.

In connection with the acquisition, the Company entered into a non-interest bearing $10,000 promissory note payable to the seller. The promissory note is collateralized by a certain land parcel located in Virginia. In accordance with the terms of the purchase contract and promissory note, depending upon the seller’s ability to obtain governmental rezoning to increase the building density, the Company will be obligated to pay a rezoning payment ranging between $10,000 and $86,400. The seller has until August 2014 to obtain governmental rezoning. The payments due to the seller will be recorded as additional land basis when paid.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141. The purchase price of the acquisition was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The results of operations of Renaissance are included in the accompanying consolidated financial statements beginning on the date of acquisition. Pro forma information has not been presented because it is considered not material.

12.	Supplemental Guarantor Information

Obligations to pay principal and interest on the Company’s senior subordinated notes are guaranteed fully and unconditionally by substantially all of the Company’s wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. Prior to 2004, the Company’s non-guarantor subsidiaries were considered minor and accordingly were not presented separately in the consolidating financial information. Beginning in May 2004, certain of the Company’s subsidiaries did not guarantee the debt. Supplemental condensed consolidating financial information of the Company’s guarantors is presented below.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(In thousands)

Condensed Consolidating Balance Sheets

	March 31, 2005
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Assets

Cash and cash equivalents	$43,145	$3,874	$11,564	$—	$58,583
Restricted cash	54,692	60,009	7,518	—	122,219
Contracts receivable	627,481	327,280	—	—	954,761
Mortgage notes and accounts receivable	35,313	42,921	2,466	(13,062)	67,638
Real estate inventories	996,499	329,893	367,828	—	1,694,220
Property and equipment	67,452	113,696	1,053	—	182,201
Investment in subsidiaries	698,950	—	—	(698,950)	—
Other assets	292,064	86,422	38,776	(225,887)	191,375

Total assets	$2,815,596	$964,095	$429,205	$(937,899)	$3,270,997

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$496,053	$388,475	$262,743	$(225,938)	$921,333
Senior unsecured credit facility	238,550	—	—	—	238,550
Mortgages and notes payable	163,021	13,411	16,261	(13,011)	179,682
Senior subordinated notes	1,003,186	—	—	—	1,003,186

	1,900,810	401,886	279,004	(238,949)	2,342,751

Minority interests	—	—	13,460	—	13,460

Shareholders’ equity	914,786	562,209	136,741	(698,950)	914,786

Total liabilities and shareholders’ equity	$2,815,596	$964,095	$429,205	$(937,899)	$3,270,997

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(In thousands)

Condensed Consolidating Balance Sheets

	December 31, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Assets

Cash and cash equivalents	$84,839	$9,413	$7,721	$—	$101,973
Restricted cash	95,827	56,929	5,938	—	158,694
Contracts receivable	500,601	257,805	—	—	758,406
Mortgage notes and accounts receivable	33,901	72,140	277	(13,188)	93,130
Real estate inventories	967,480	307,682	202,804	—	1,477,966
Property and equipment	63,153	113,174	262	—	176,589
Investment in subsidiaries	581,001	—	—	(581,001)	—
Other assets	217,509	147,459	22,767	(222,101)	165,634

Total assets	$2,544,311	$964,602	$239,769	$(816,290)	$2,932,392

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$534,043	$395,213	$170,835	$(222,139)	$877,952
Senior unsecured credit facility	190,730	—	—	—	190,730
Mortgages and notes payable	122,406	33,644	7,338	(13,150)	150,238
Senior subordinated notes	803,321	—	—	—	803,321

	1,650,500	428,857	178,173	(235,289)	2,022,241

Minority interests	—	—	16,340	—	16,340

Shareholders’ equity	893,811	535,745	45,256	(581,001)	893,811

Total liabilities and shareholders’ equity	$2,544,311	$964,602	$239,769	$(816,290)	$2,932,392

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended March 31, 2005
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Total revenues	$238,429	$189,927	$37,508	$—	$465,864
Total cost of sales	193,862	147,022	32,099	—	372,983

Gross margin	44,567	42,905	5,409	—	92,881
Total other income and expenses, net	51,696	8,928	5,935	—	66,559

(Loss) income before minority interests, income taxes and equity in income of subsidiaries	(7,129)	33,977	(526)	—	26,322
Minority interests	—	—	(780)	—	(780)
Income tax (benefit) expense	(3,138)	13,409	252	—	10,523
Equity in income of subsidiaries, net of tax	20,570	—	—	(20,570)	—

Net income	$16,579	$20,568	$2	$(20,570)	$16,579

	For the three months ended March 31, 2004
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Total revenues	$132,069	$133,244	$—	$265,313
Total cost of sales	101,106	99,951	—	201,057

Gross margin	30,963	33,293	—	64,256
Total other income and expenses, net	40,595	1,387	—	41,982

(Loss) income before income taxes and equity in income of subsidiaries	(9,632)	31,906	—	22,274
Income tax (benefit) expense	(3,777)	12,503	—	8,726
Equity in income of subsidiaries, net of tax	19,403	—	(19,403)	—

Net income	$13,548	$19,403	$(19,403)	$13,548

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the three months ended March 31, 2005
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities ,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$16,579	$20,568	$2	$(20,570)	$16,579
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Deferred income taxes	6,632	(12)	(18)	—	6,602
Depreciation and amortization	2,308	2,095	89	—	4,492
Earnings from investments in joint ventures	(92)	(1,042)	—	—	(1,134)
Minority interests	—	—	(780)	—	(780)
Stock-based compensation	254	—	—	—	254
Equity in earnings of subsidiaries	(20,570)	—	—	20,570	—
(Contributions to subsidiaries) distributions from parent, net	(8,389)	5,896	2,493	—	—
Changes in assets and liabilities:
Contracts, mortgage notes and accounts receivable	(74,568)	(40,256)	911	(53,850)	(167,763)
Real estate inventories	(29,293)	(22,650)	(13,579)	—	(65,522)
Other assets	(34,195)	59,374	(1,319)	3,786	27,646
Accounts payable and other liabilities	(44,746)	(5,092)	11,234	49,925	11,321

Net cash (used in) provided by operating activities	(186,080)	18,881	(967)	(139)	(168,305)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(142,714)	—	8,314	—	(134,400)
Additions to property and equipment, net	(5,792)	(2,524)	(326)	—	(8,642)
Distributions from (contributions to) investments in joint ventures, net	1,400	(468)	(1)	—	931

Net cash (used in) provided by investing activities	(147,106)	(2,992)	7,987	—	(142,111)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	47,820	—	—	—	47,820
Net borrowings on (repayments of) mortgages and notes payable	40,615	(20,233)	(1,077)	139	19,444
Proceeds from issuance of senior subordinated notes	200,000	—	—	—	200,000
Other	3,057	(1,195)	(2,100)	—	(238)

Net cash provided by (used in) financing activities	291,492	(21,428)	(3,177)	139	267,026

Net (decrease) increase in cash and cash equivalents	(41,694)	(5,539)	3,843	—	(43,390)

Cash and cash equivalents at beginning of year	84,839	9,413	7,721	—	101,973

Cash and cash equivalents at end of period	$43,145	$3,874	$11,564	$—	$58,583

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005
(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the three months ended March 31, 2004
				Consolidated
	WCI			WCI
	Communities,	Guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$13,548	$19,403	$(19,403)	$13,548
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	2,225	(7)	5,983	8,201
Depreciation and amortization	2,147	1,781	—	3,928
Losses (earnings) from investments in joint ventures	58	(1,004)	—	(946)
Equity in earnings of guarantor subsidiaries	(19,403)	—	19,403	—
Stock-based compensation	567	—	—	567
(Contributions to guarantor subsidiaries) distributions from parent, net	(32,025)	32,025	—	—
Changes in assets and liabilities:
Contracts, mortgage notes and accounts receivable	55,307	(89,970)	(21,807)	(56,470)
Real estate inventories	37,575	(170,808)	—	(133,233)
Other assets	(176,832)	(8,299)	156,507	(28,624)
Accounts payable and other liabilities	(31,323)	176,361	(162,564)	(17,526)

Net cash used in operating activities	(148,156)	(40,518)	(21,881)	(210,555)

Cash flows from investing activities:
Additions to property and equipment, net	(2,876)	(8,300)	—	(11,176)
Contributions to investments in joint ventures, net	(60)	(621)	—	(681)

Net cash used in investing activities	(2,936)	(8,921)	—	(11,857)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	30,000	—	—	30,000
Net borrowings on mortgages and notes payable	76,742	51,978	21,881	150,601
Other	773	(954)	—	(181)

Net cash provided by financing activities	107,515	51,024	21,881	180,420

Net (decrease) increase in cash and cash equivalents	(43,577)	1,585	—	(41,992)

Cash and cash equivalents at beginning of year	85,995	9,010	—	95,005

Cash and cash equivalents at end of period	$42,418	$10,595	$—	$53,013

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Overview

	For the three months ended
(Dollars in thousands)	March 31,
	2005	2004

Total revenues	$465,864	$265,313
Total gross margin (a)	$92,881	$64,256
Net income	$16,579	$13,548

(a) Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of income for the details of other components that are part of consolidated income before income taxes for each period.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding and real estate services. For the quarter ended March 31, 2005, 86.0% and 93.7% of revenue and gross margin, respectively, were derived from our combined homebuilding operations.

For the quarter, total revenues, gross margin and net income increased 75.6%, 44.5% and 22.4%, respectively. The increase in revenues was driven primarily by our traditional and tower homebuilding divisions and to a lesser extent, the real estate services and amenity operations. The traditional homebuilding division benefited from the acquisition in the Mid-Atlantic U.S. market of Renaissance Housing Corporation in February 2005. During the quarter, the Mid-Atlantic U.S. operations combined with our Northeast U.S. operations, contributed $37.5 million and $5.4 million in revenues and gross margin, respectively. Our tower operations reported a $74.9 million and $17.7 million increase in revenues and gross margins, respectively, primarily as a result of a 54.5% increase in the number of towers recognizing percentage-of-completion revenues during the quarter. Net income increased over 2004 due primarily to increased gross margins from combined homebuilding operations and real estate services offset by a reduction in other income and an increase in selling, general and administrative expenses and interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding

Traditional homebuilding

	For the three months ended
(Dollars in thousands)	March 31,
	2005	2004

Revenues	$180,764	$76,387
Gross margin	$27,615	$15,660
Gross margin percentage	15.3%	20.5%
Homes closed (units)	381	195
Average selling price per home closed	$474	$392
Lot revenues	$6,258	$2,047
Net new orders for homes (units)	716	657
Contract values of new orders	$446,523	$251,686
Average selling price per new order	$624	$383

	For the three months ended
	March 31,
	2005	2004
Backlog (units)	2,583	1,344
Backlog contract values	$1,427,328	$611,665
Average sales price in backlog	$553	$455
Active selling communities	29	13

The 136.6% increase in revenues was primarily due to the $66.9 million increase in revenues from our Florida market, the $25.9 million of revenue contributed by our Northeast U.S. market, which we entered in May 2004 and the $11.6 million of revenue contributed by our Mid-Atlantic U.S. market which we entered in February 2005. We closed 320 units during the quarter in our Florida market compared to 195 in the same period last year. The Northeast U.S. and Mid-Atlantic U.S. markets closed 49 and 12 units during the quarter, respectively. The increase in home deliveries in the Florida market was due primarily to construction delays caused by the hurricanes and permitting delays in late 2004 that pushed approximately 160 homes into the quarter ended March 31, 2005. The number of homes closed in our affordable retirement communities increased 47.9% from 2004 while the number of homes closed in our primary/move-up and luxury/second home communities increased 108.7% and 371.4%, respectively. The increase in the affordable retirement communities is primarily related to the 35 units closed in our Northeast U.S. market. The increase in the primary/move-up closings is primarily related to hurricane delays in the East Coast Florida region and the 26 home deliveries contributed by the Northeast U.S. and Mid-Atlantic U.S. markets. The increase in the luxury/second home closings is primarily related to closings from a new subdivision in the West Coast Florida region. Revenues were favorably impacted by the 20.9% increase in the average selling price per home closed. In addition to the 14.3% increase contributed by the Florida market, the increase in the average selling price per home closed was positively impacted by the $529,000 and $964,000 average price achieved by our Northeast U.S. and Mid-Atlantic U.S. markets, respectively.

Lot revenues increased $4.2 million for the three months due primarily to an increased volume of lot sales in the East Coast Florida region. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers.

The decrease in the gross margin percentage was primarily due to amortization of the write-up of real estate inventories associated with the acquisitions of Spectrum Communities and Renaissance Housing Corporation to reflect fair value at the time of purchase and a decline in gross margin from the Florida market. Gross margin

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

percentage for the Florida market decreased to 15.4% from 20.5% primarily due to higher raw material and labor costs where home deliveries were delayed and an increase in community development costs at two East Coast Florida communities. Due to permitting delays, the timeframe from initial customer contract to construction start to home delivery increased by up to as much as 12 to 18 months, thus sales prices were locked in over a year or longer before delivery and our actual costs were higher than previously estimated. The increase in community development costs resulted in a $2.4 million increase to homebuilding cost of sales during the quarter. The lingering effects of the hurricanes and permitting delays on Florida’s East Coast, as well as the purchase price accounting treatment of our Northeast U.S. and Mid-Atlantic U.S. homebuilding acquisitions, is expected to suppress gross margins in the first half of 2005. Gross margins are expected to rise to the low 20% area in the latter half of the year.

Contract values of new orders increased 77.4% due in part to the 69 and 29 units and $39.8 and $32.7 million of new orders contributed by the Northeast U.S. and Mid-Atlantic U.S. markets, respectively. Contract values for the Florida market increased 48.6% due to contributions from new and existing communities with the exception of the East Coast region which was significantly impacted by reduced sales at one community as a result of planned sales reductions designed to reduce the gross margin impact of a slow permitting process. Although absorption of homes priced in excess of $1 million in certain second home luxury communities located in our Florida market continues to be slow, the overall increase in sales is believed to be attributable to increasing consumer confidence throughout our regions and the completion of the new amenity facilities in existing communities.

The 133.4% increase in backlog contract values reflects a 92.2% increase in the backlog units combined with a 21.5% increase in the average sales price of homes under contract to $553,000 in 2005 compared to $455,000 in 2004. The increase in backlog contract values and units can be attributed to strong homebuilding sales combined with closing delays in the Florida market and, to a lesser extent, the acquisition of Spectrum and Renaissance, which had 293 units and $161.5 million, and 156 units and $181.4 million, respectively, in backlog at March 31, 2005.

Our ability to obtain labor, materials and permits on the East Coast of Florida as a result of the hurricanes that struck Florida in the third quarter of 2004 will impact the timing of delivery of homes in the near future. Although we anticipate continued increases in labor and material prices on the East Coast of Florida as a result of those hurricanes, our ability to increase sales prices may offset a negative impact to gross margins.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tower homebuilding

	For the three months ended
(Dollars in thousands)	March 31,
	2005	2004

Revenues	$213,524	$138,665
Gross margin	$57,231	$39,573
Gross margin percentage	26.8%	28.5%
Net new orders (units)	191	152
Contract values of new orders	$181,629	$207,258
Average selling price per new order	$951	$1,364

	March 31,
	2005	2004
Cumulative contracts (units)	1,639	979
Cumulative contract values	$1,781,458	$1,213,645
Less: Cumulative revenues recognized	(960,789)	(633,038)

Backlog contract values	$820,669	$580,607

Average sales price in backlog	$1,087	$1,240
Towers under construction recognizing revenue during the quarter	17	11

Tower revenues increased 54.0% primarily due to the increase from towers recognizing percentage-of-completion revenues in the period, offset by a decrease in revenue from the sale of completed tower units.

The increase in towers recognizing percentage-of-completion revenues in the period is primarily related to the increase in the number of buildings under construction recognizing revenue and the progression of completion in towers that were under construction in the comparable periods. The Tower division began construction on 12 towers during 2004 while only six towers were completed in 2004. The decrease in revenue from the sale of completed tower units is primarily due to the reduction in the number of completed tower units in inventory available for sale. At the beginning of January 2004 and 2005, we had 139 and 84 completed tower units in inventory available for sale, respectively.

Gross margin percentage decreased 170 basis points primarily due to the change in the mix of towers under percentage-of-completion toward a broader range of moderately-priced, lower margin towers, a $1.7 million net charge to the period due to changes in estimated revenue and cost associated with towers under construction and the reduced revenue from the closing of completed tower units which averaged approximately 34.0% margin in 2004. These changes in estimates of tower construction costs were primarily related to tower design revisions and construction contract price increases during the construction phase and are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be impacted by any additional changes in estimates.

Although the number of net new orders increased 25.7% for the three months, the contract values of new orders and the average selling price per new order decreased 12.4% and 30.3%, respectively, primarily due to the Company’s planned shift in mix towards a more diversified moderately-priced tower product. The increase in the number of net new orders was primarily related to the accelerated sales pace in our lower priced buildings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The 41.3% increase in backlog contract values was due to the 46.8% increase in cumulative contract values partially offset by a 51.8% increase in cumulative revenues recognized. In addition to the increase in cumulative revenues recognized related to the progression of percentage-of-completion, the increase in cumulative contract values was due to a $1.0 billion increase in contract values in new and existing towers offset by the $441.5 million reduction in cumulative contracts associated with the six towers that were completed and delivered to buyers during 2004.

Real estate services

	For the three months ended
	March 31,
(Dollars in thousands)	2005	2004

Revenues	$37,920	$28,771
Gross margin	$6,087	$4,198
Gross margin percentage	16.1%	14.6%

Real estate services revenue, including real estate brokerage, mortgage banking, and title operations increased 31.8% primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations.

Prudential Florida WCI Realty brokerage transaction volume increased 13.7% to 2,755 closings from 2,422 in the first quarter of 2004. The increase in the number of transactions is due to the opening of new offices, the relocation of existing offices to larger locations, acquisitions, and general growth in the real estate market. The average brokerage transaction price increased 24.0% due to favorable real estate market conditions. The increase in gross margin percentage was primarily due to increased efficiency and prudent cost management in the real estate brokerage operations.

We anticipate revenue growth in real estate services throughout 2005 due to increased transaction volume and higher average sales prices within the Prudential Florida WCI Realty brokerage business and increased capture rates in the mortgage banking and title operations achieved through synergies with our homebuilding and realty brokerage divisions.

Amenity membership and operations

(Dollars in thousands)	For three months ended
	March 31,
	2005	2004

Revenues	$25,673	$15,077
Gross margin	$(230)	$2,290
Gross margin percentage	(0.9%)	15.2%

Amenity membership and operations revenues increased 70.3% due primarily to an $8.1 million increase in equity membership revenues combined with a $2.5 million increase in membership dues and amenity service revenues.

Equity membership revenues increased $8.1 million primarily due to the conversion from the deposit method to the cost recovery method at two equity membership clubs located in the East Coast Florida region and the final sales of equity memberships at an existing club located in the West Coast Florida region. In general, the sale of luxury equity memberships continues to be affected by reduced demand in the West Coast Florida region.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Membership dues and amenity service revenues increased $2.5 million due to the initial operations of new amenity facilities located throughout the Florida market and increasing annual membership fees.

The decline in the gross margin percentage was primarily due to the increased overhead costs associated with operating new and existing amenity facilities.

Amenity gross margin in 2005 will continue to be adversely impacted by the reduced availability of marina slips, slow demand for luxury equity memberships and increased start-up deficits associated with new amenity operations.

Land Sales

	For the three months ended
	March 31,
(Dollars in thousands)	2005	2004

Revenues	$—	$3,002
Gross margin	$(31)	$1,661
Gross margin percentage	—	55.3%

Land sales are incidental to our overall operations and are expected to continue in the future, but may significantly fluctuate. No land sales occurred in this quarter. During the quarter, we executed a contract for the sale of a significant land parcel on the southeast coast of Florida which is expected to close in the second quarter of 2005.

Other income and expense

	For the three months ended
(Dollars in thousands)	March 31,
	2005	2004

Equity in earnings from joint ventures	$1,134	$946
Other income	2,922	8,018
Hurricane recoveries, net of $1,194 in costs	806	—
Selling, general and administrative expense, including real estate taxes	53,591	39,335
Interest expense, net	14,153	8,390

Equity in earnings from joint ventures increased slightly due primarily to positive contributions from our timeshare and golf resort joint ventures located in the West Coast Florida region. Other income decreased $5.1 million primarily due to the completion of collections from Bighorn. In February 2004, the Company received $5.0 million initially from the sale of Bighorn and recognized an additional $1.8 million related to the unpaid commitment upon the closing of two home-sites in March 2004. The remaining unpaid commitment of $1.8 million was collected in January 2005.

During the quarter ended March 31, 2005, we recorded an additional $2.0 million in insurance recoveries related to damages caused by Hurricane Ivan to our properties near Pensacola, Florida offset by additional costs of $1.2 million related to repairs associated with damages caused by the four hurricanes. We are in the process of documenting all estimated losses and preparing claims for submission to our insurance carrier, including business interruption claims. Although we do not believe that we will incur any additional material losses, the final insurance recoveries cannot be determined until additional information is known.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses, (SG&A) including real estate taxes, increased 36.2% to $53.6 million. General and administrative costs increased 41.0% primarily due to the increase in salaries and benefits related to increased staffing associated with the continued expansion of our business, the addition of our Northeast and Mid-Atlantic U.S. operations as well as a $2.5 million retirement bonus for our retiring Chief Executive Officer that was approved by the Board of Directors in February 2005. Marketing expenditures increased 37.3% due to the increase in advertising costs in new and existing communities, an increase in costs associated with opening sales offices, incremental costs from operating existing sales offices and the addition of our Northeast and Mid-Atlantic U.S. operations. As a percentage of total revenues, SG&A decreased to 11.5% for the first quarter of 2005 from 14.8% for the same period in 2004.

Interest expense, net of capitalization, increased 68.7%, due to a 19.3% increase in interest incurred and a 16.4% decrease in interest capitalized. Interest incurred increased primarily as a result of the increase in the weighted average outstanding debt balance for 2005 as compared to 2004. The increase in overall debt was primarily related to increased development activities associated with traditional and tower homebuilding products under contract for delivery in the next three to 24 months, land acquisitions, land improvements, amenity development activities and the acquisitions of Spectrum Communities in 2004 and Renaissance Housing Corporation in 2005. The decrease in interest capitalized was primarily due to less properties undergoing active development.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of March 31, 2005, we had $58.6 million of cash and cash equivalents and approximately $511.5 million available to draw under our senior unsecured credit facility.

Our cash flows from operations are impacted by the net cash proceeds from the sale of homes, tower units, land, amenity memberships and marina slips and other factors. In addition, we receive cash proceeds from mortgage loans originated by our mortgage banking operations and by providing realty brokerage, title, property management and construction management services to our customers.

We use cash flows from operations to build inventory additions related to single- and multi-family homes that are under contract for delivery during the next six to twelve months, land acquisitions, land improvements, amenity development activities, and additions to tower inventories. Including land acquisitions, net additions to real estate inventories were approximately $65.5 million for the quarter ended March 31, 2005. During the quarter, we acquired approximately $51.8 million in additional land. We expect real estate inventories to increase as we are currently searching for and negotiating additional opportunities to obtain control of land for future communities.

For the quarter, our cash flows from operations were impacted by a $196.4 million increase in contracts receivable reflecting the increase in percentage-of-completion revenue recognition in tower units under contract that are now being constructed. We expect to collect a portion of the remaining contracts receivable during the next three to nine months as seven tower closings are planned to occur, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% to 2% of non-cancelable contacts have resulted in cancellation or default. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

For the quarter, approximately $134.4 million of cash was used in investing activities for the purchase of Renaissance Housing Corporation and $8.6 million to develop golf courses and club facilities.

For the quarter, financing activities provided net cash from borrowings on the senior unsecured credit facility, the revolving credit construction loan agreement, other project loans and the issuance of $200.0 million in senior

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

subordinated notes in March 2005. The proceeds from the bond issuance were used to repay approximately $199.0 million of the outstanding balance of the senior unsecured credit facility.

The Company utilizes a revolving credit construction loan to fund tower development activities. The facility provides for a $290.0 million revolving loan, which may increase to $340.0 million if certain conditions are met. At March 31, 2005 approximately $69.7 million was outstanding on this facility. In addition, the Company has a construction loan for another tower for up to $136.9 million. At March 31, 2005 approximately $91.7 million was outstanding on this loan.

The Company utilizes a senior unsecured revolving credit facility primarily to fund land acquisitions, land improvements, homebuilding development and for general corporate purposes. In January 2005 the revolving loan commitment was increased to $750.0 million. At March 31, 2005, approximately $511.5 million was available for borrowing.

Our wholly owned finance subsidiary, Financial Resources Group, Inc., utilizes a $23.0 million bank warehouse facility to fund mortgage loan originations. As of March 31, 2005, $22.6 million was available for borrowing under the warehouse facility.

At March 31, 2005, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, senior unsecured credit facility, revolving credit construction loan facility and warehouse credit facility.

During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of March 31, 2005, we had option contracts aggregating $269.5 million, net of deposits, to acquire approximately 3,800 acres of land. Our contractual obligation with respect to the option contracts is limited to the forfeiture of the related non-refundable deposits and/or letters of credit.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact to our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At March 31, 2005, one unconsolidated partnership had outstanding debt of approximately $13.7 million. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At March 31, 2005, we had approximately $55.0 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $100.7 million at March 31, 2005, are typically outstanding over a period of approximately one to five years.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those related to (1) revenue recognition related to traditional and tower homebuilding; (2) contracts receivable; (3) real estate inventories and cost of sales; (4) warranty costs; (5)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

capitalized interest and real estate taxes; (6) community development district obligations; (7) impairment of long-lived assets; (8) goodwill; and (9) litigation. These policies are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

These risks and uncertainties include the Company’s ability to compete in real estate markets where we conduct business; the availability and cost of land in desirable areas in our geographic markets and our ability to expand successfully into those areas; the Company’s ability to obtain necessary permits and approvals for the development of its lands; the availability of capital to the Company and our ability to effect growth strategies successfully; the Company’s ability to pay principal and interest on its current and future debts; the Company’s ability to maintain or increase historical revenues and profit margins; our ability to offer sales incentives at levels consistent with our past practices; the Company’s ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; availability of labor and materials and material increases in labor and material costs; increases in interest rates and availability of mortgage financing; the level of consumer confidence; adverse legislation or regulations; unanticipated litigation or legal proceedings; natural disasters; and changes in general economic, real estate and business conditions. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to update any forward-looking statements in this Report or elsewhere as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize fixed and variable rate debt. Changes in interest rates on fixed rate debt generally affects the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally do not impact the fair market value of the instrument but does affect our earnings and cash flow.

Our Annual Report on Form 10-K for the year ended December 31, 2004 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The following table sets forth, as of March 31, 2005, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values.

								FMV at
	2005	2006	2007	2008	2009	Thereafter	Total	3/31/05
Debt:
Fixed rate	$—	$—	$—	$—	$—	$1,000,000	$1,000,000 *	$1,054,625
Average interest rate	—	—	—	—	—	8.35%	8.35%
Variable rate	$92,115	$4,311	$—	$308,256	$13,550	$—	$418,232	$418,232
Average interest rate	4.88%	4.89%	—	4.63%	—	—	4.54%
* excludes premium of $3,186

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (2)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, Chief Executive Officer.**

31.2	Rule 13a-14(a) certification by James P. Dietz, Chief Financial Officer.**

32.1	Section 1350 certification by Jerry L. Starkey, Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Section 1350 certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

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

WCI COMMUNITIES, INC.
Date: April 28, 2005	/s/ James P. Dietz
James P. Dietz
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)