Form 10-Q
period 2005-06-30
WCI COMMUNITIES INC
filed 2005-08-08
CIK 1137778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares outstanding of the issuer’s common stock, as of July 29, 2005, was 45,326,176.

WCI COMMUNITIES, INC.
Form 10-Q
For the Quarter Ended June 30, 2005

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WCI COMMUNITIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents	$67,534	$101,973
Restricted cash	172,809	158,694
Contracts receivable	1,092,912	758,406
Mortgage notes and accounts receivable	75,083	93,130
Real estate inventories	1,737,443	1,477,966
Property and equipment	208,970	176,589
Other assets	127,870	106,868
Goodwill	62,946	51,567
Other intangible assets	7,319	7,199

Total assets	$3,552,886	$2,932,392

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$475,545	$446,392
Customer deposits	542,256	382,610
Community development district obligations	48,238	48,950
Senior unsecured credit facility	255,700	190,730
Mortgages and notes payable	237,560	150,238
Senior subordinated notes	860,903	678,321
Contingent convertible senior subordinated notes	125,000	125,000

	2,545,202	2,022,241

Minority interests	14,114	16,340

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,001 and 45,305 shares issued, respectively	460	453
Additional paid-in capital	295,993	288,122
Retained earnings	705,199	613,318
Treasury stock, at cost, 693 shares, respectively	(8,082)	(8,082)

Total shareholders’ equity	993,570	893,811

Total liabilities and shareholders’ equity	$3,552,886	$2,932,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Homebuilding	$501,086	$276,295	$901,632	$493,394
Real estate services	49,688	41,500	87,608	70,271
Other	119,881	14,224	147,279	33,667

Total revenues	670,655	332,019	1,136,519	597,332

Cost of Sales
Homebuilding	396,269	204,646	709,781	365,521
Real estate services	40,243	33,771	72,076	58,343
Other	45,378	15,704	73,016	31,314

Total cost of sales	481,890	254,121	854,873	455,178

Gross margin	188,765	77,898	281,646	142,154

Other Income and Expenses
Equity in losses (earnings) from joint ventures	39	220	(1,096)	(726)
Other income	(1,031)	(8,608)	(3,954)	(16,626)
Hurricane recoveries, net	(1,055)	—	(1,861)	—
Selling, general and administrative	56,536	39,129	106,103	75,961
Interest expense, net	1,606	10,144	15,760	18,534
Real estate taxes, net	4,530	3,091	8,554	5,594
Depreciation and amortization	3,896	3,280	7,573	6,501
Expenses related to early repayment of debt	1,519	—	1,519	—

Income before minority interests and income taxes	122,725	30,642	149,048	52,916
Minority interests	653	(839)	(126)	(839)

Income before income taxes	122,072	31,481	149,174	53,755
Income tax expense	46,770	12,365	57,293	21,091

Net income	$75,302	$19,116	$91,881	$32,664

Earnings per share:
Basic	$1.67	$.43	$2.04	$.74
Diluted	$1.61	$.42	$1.95	$.72
Weighted average number of shares:
Basic	45,199	44,071	45,027	43,893
Diluted	46,915	45,736	47,037	45,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$91,881	$32,664
Adjustments to reconcile net income to net cash used in operating activities:
Tax benefit relating to stock options	2,007	—
Deferred income taxes	9,250	5,051
Depreciation and amortization	9,081	7,917
Earnings from investments in joint ventures	(1,096)	(726)
Minority interests	(126)	(839)
Stock-based compensation expense	760	688
Changes in assets and liabilities:
Restricted cash	(13,368)	(16,997)
Contracts receivable	(334,506)	145,835
Mortgage notes and accounts receivable	21,147	28,535
Real estate inventories	(110,424)	(227,583)
Other assets	(14,996)	(21,764)
Accounts payable and other liabilities	8,549	(68,503)
Customer deposits	144,142	(5,862)

Net cash used in operating activities	(187,699)	(121,584)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(136,372)	(53,517)
Additions to property and equipment, net	(19,368)	(24,865)
Distributions from (contributions to) investments in joint ventures	1,252	(580)

Net cash used in investing activities	(154,488)	(78,962)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	64,970	87,000
Proceeds from borrowings on mortgages and notes payable	158,181	286,055
Repayment of mortgages and notes payable	(100,083)	(195,052)
Proceeds from issuance of senior subordinated notes	200,000	—
Redemption of a portion of 10 5/8 senior subordinated notes	(17,000)	—
Debt issue costs	(2,391)	(2,959)
Advances on community development district obligations	6,288	1,430
Payments on community development district obligations	(5,228)	(1,508)
Distributions to minority interests	(2,100)	(3,050)
Proceeds from exercise of stock options	5,111	3,216

Net cash provided by financing activities	307,748	175,132

Net decrease in cash and cash equivalents	(34,439)	(25,414)
Cash and cash equivalents at beginning of period	101,973	95,005

Cash and cash equivalents at end of period	$67,534	$69,591

Non-cash activity:
Real estate inventories transferred to property and equipment	$19,844	$—
Property and equipment transferred to real estate inventories	—	17,602
Notes payable in connection with land acquisitions	19,224	—
Community development district obligations assumed by end user	2,221	1,310
Issuance of common stock in connection with acquisition	—	10,000
Issuance of note payable in connection with acquisition	10,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
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

The condensed consolidated financial statements and notes of the Company as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2004 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

In May 2005, we closed on the sale of a parcel in Jupiter, Florida for $100,000 in revenue and $76,600 in gross margin resulting in an increase in land sales revenues and gross margin for the three and six months ended. Land sales are expected to continue in the future, but will vary significantly in amount and timing. Historically, the traditional homebuilding segment delivers 40% to 50% of its revenue and gross margin in the fourth quarter. The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statements of income for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Effective April 1, 2005, the Company revised its calculations of capitalized interest with respect to its traditional homebuilding and tower inventories, as prescribed by Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. The Company now includes the underlying developed land costs in its calculation of capitalized interest for tower residences under construction, and includes the underlying developed land costs and in-process homebuilding costs in its calculation of capitalized interest for traditional homes under construction. Capitalization ceases upon substantial completion of each home or tower. The effect of the revision was to increase net income for the three months ended June 30, 2005 by approximately $4,800 or $0.11 per diluted share, of which approximately $3,300 or $0.07 per diluted share relates to the cumulative effects as of April 1, 2005. In addition, homebuilding and tower cost of sales for the three months ended June 30, 2005 includes approximately $4,400 and $2,700, respectively, of previously capitalized interest related to homes closed and tower residences under construction, due to this revision.

2.	Stock-Based Compensation

The Company has elected to account for stock-based compensation using the intrinsic value method described in APB Opinion 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. No compensation costs are recorded upon issuance of stock options as the options were issued at the current market price of the stock on the date of grant. However, for stock grants, compensation expense equal to the market price of the underlying stock on the grant date, or the market price remeasured at

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands, except per share data)
the reporting date for a variable stock compensation plan, is recognized ratably over the vesting period. Had the Company elected to recognize compensation expense under the fair value method under SFAS 123, pro forma net income would be as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
As reported	$75,302	$19,116	$91,881	$32,664
Add: Stock-based compensation expense included in reported net income, net of tax	310	—	466	—
Less: Total stock-based compensation expense, net of tax	(1,084)	(610)	(2,168)	(1,221)

Pro forma	$74,528	$18,506	$90,179	$31,443

Earnings per share:
As reported
Basic	$1.67	$.43	$2.04	$.74
Diluted	$1.61	$.42	$1.95	$.72
Pro forma
Basic	$1.65	$.42	$2.00	$.72
Diluted	$1.59	$.41	$1.94	$.70
These pro forma amounts may not be representative of the effect on pro forma net income in future years, since the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment (SFAS 123R), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires companies to record compensation expense for share-based payments to employees, including grants of stock options, at fair value. SFAS 123R is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005. The Company believes the initial implementation of SFAS 123R will not have a material impact on its financial statements.

3.	Segment Information

The Company operates in three principal business segments: Tower Homebuilding; Traditional Homebuilding, which includes sales of lots; and Real Estate Services, which includes real estate brokerage, mortgage banking and title operations. Amenity Membership and Operations and Other, and Land Sales have been disclosed for purposes of additional analysis. Asset information by business segment is not presented, since the Company does not prepare such information.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands, except per share data)
Three months ended June 30, 2005

				Real	Amenity
	Tower	Traditional		Estate	Membership and		Segment
	Homes	Homes	Lots	Services	Operations and Other	Land Sales	Totals
Revenues	$228,889	$259,523	$12,674	$49,688	$19,881	$100,000	$670,655
Gross margin	60,187	41,890	2,740	9,445	(2,114)	76,617	188,765
Previously capitalized interest included in costs of sales	8,382	7,733	1,080	—	—	4,942	22,137
Three months ended June 30, 2004

				Real	Amenity
	Tower	Traditional		Estate	Membership and		Segment
	Homes	Homes	Lots	Services	Operations and Other	Land Sales	Totals
Revenues	$145,211	$130,992	$92	$41,500	$13,539	$685	$332,019
Gross margin	46,572	25,089	(12)	7,729	(1,503)	23	77,898
Previously capitalized interest included in costs of sales	3,307	1,659	53	—	4	65	5,088
Six months ended June 30, 2005

				Real	Amenity
	Tower	Traditional		Estate	Membership and		Segment
	Homes	Homes	Lots	Services	Operations and Other	Land Sales	Totals
Revenues	$442,413	$440,287	$18,932	$87,608	$47,279	$100,000	$1,136,519
Gross margin	117,418	69,505	4,928	15,532	(2,323)	76,586	281,646
Previously capitalized interest included in costs of sales	13,083	10,495	1,562	—	22	4,942	30,104
Six months ended June 30, 2004

				Real	Amenity
	Tower	Traditional		Estate	Membership and		Segment
	Homes	Homes	Lots	Services	Operations and Other	Land Sales	Totals
Revenues	$283,876	$207,379	$2,139	$70,271	$29,980	$3,687	$597,332
Gross margin	86,145	40,749	979	11,928	669	1,684	142,154
Previously capitalized interest included in costs of sales	6,895	2,922	85	—	29	201	10,132
See the condensed consolidated statements of income for a reconciliation of total gross margin to income before minority interests and income taxes for the three and six months ended June 30, 2005 and 2004.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands, except per share data)
4.	Real Estate Inventories

Real estate inventories are summarized as follows:

	June 30,	December 31,
	2005	2004
Land and land improvements	$811,805	$791,882
Investments in amenities	90,882	112,864
Work in progress:
Towers	225,113	168,351
Homes	492,557	297,230
Completed inventories:
Towers	40,218	57,666
Homes	76,868	40,435

Real estate inventories owned	1,737,443	1,468,428
Real estate inventories not owned	—	9,538

Total real estate inventories	$1,737,443	$1,477,966

Work in progress includes tower units and homes that are finished, sold and ready for delivery and tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had approximately 53 and 27 completed single- and multi-family homes at June 30, 2005 and December 31, 2004, respectively. We had 43 and 84 completed tower residences at June 30, 2005 and December 31, 2004, respectively.

5.	Warranty

The Company provides its single- and multi-family home buyers with a one to three year limited warranty, respectively, for all material and labor and a ten year warranty for certain structural defects. The Company provides its tower home buyers a three year warranty for the unit and common elements of the tower.

Since the Company subcontracts its traditional and tower homebuilding work to subcontractors who provide it with an indemnity, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty reserves for amounts that may be paid by the Company have been established by charging cost of sales and crediting a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs. The Company’s warranty cost accruals are based upon historical warranty cost experience and are adjusted as appropriate to reflect qualitative risks associated with the types of towers and homes built.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands, except per share data)
The following table presents the activity in the Company’s warranty liability for the six months ended June 30, 2005:

Warranty liability at December 31, 2004	$10,577
Warranty liability assumed in acquisition	745
Warranty costs accrued	7,283
Warranty costs paid	(5,022)

Warranty liability at June 30, 2005	$13,583

6.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Total interest incurred	$26,745	$19,942	$49,760	$39,230
Debt issue cost amortization	976	843	1,926	1,685
Interest capitalized	(26,115)	(10,641)	(35,926)	(22,381)

Interest expense, net	$1,606	$10,144	$15,760	$18,534

Previously capitalized interest included in costs of sales	$22,137	$5,088	$30,104	$10,132

Interest capitalized in the three and six months ended June 30, 2005 includes approximately $7,855 related to the revised calculations described in Note 1. Cost of sales for the three and six months ended June 30, 2005 includes approximately $7,100 of additional costs as a result of the revised calculations.
7.	Variable Interest Entities

As defined in Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51, a VIE is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

Under the non-special-purpose entity provisions of FIN 46-R, the Company has concluded that whenever it options land or lots from an entity and pays a non-refundable deposit or enters into a partnership arrangement, a VIE may be created. If the Company is deemed the primary beneficiary of these arrangements, it would be required to consolidate the VIE. For the six months ended June 30, 2005, the Company evaluated its option contracts for land and lots and determined it was not the primary beneficiary of these option contracts as defined by FIN 46.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands, except per share data)
8.	Shareholders’ Equity

In May 2005, the Company filed a shelf registration statement with the Securities and Exchange Commission which as of June 30, 2005 was effective under the Securities Act of 1933, as amended. Under the shelf registration statement, the Company may offer from time to time up to $1.0 billion of debt securities, common stock and/or preferred stock.

In addition to its common stock, the Company has 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of convertible debt, stock options and grants. For the three months ended June 30, 2005 and 2004, 677 and 0 stock options, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	45,199	44,071	45,027	43,893
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	1,397	1,665	1,561	1,714
Contingent convertible senior subordinated notes	319	—	449	—

Diluted weighted average shares outstanding	46,915	45,736	47,037	45,607

9.	Debt

The Company’s Board of Directors has authorized the repurchase of up to $50,000 of the 10 5/8% senior subordinated notes due 2011 (the Notes). During the quarter ended June 30, 2005, the Company repurchased $17,000 principal amount of the Notes. The Company recognized expenses related to this debt redemption of approximately $1,519, which primarily represented the purchase premium above par value.

In March 2005, the Company issued $200,000 of 6-5/8% senior subordinated notes (the Notes) in a private placement. During the quarter ended June 30, 2005, the Company completed the exchange of the Notes for notes (the Exchange Notes) registered under the Securities Act of 1933, as amended. The Exchange Notes have substantially identical terms as the Notes. The Exchange Notes mature March 15, 2015 and interest is payable semi-annually in arrears commencing on September 15, 2005. The Exchange Notes are subordinated to all existing and future senior debt. The Exchange Notes’ indenture contains certain financial and operational covenants that may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments. Proceeds from the offering were used to repay approximately $199,000 of the outstanding balance under the senior unsecured credit facility.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands, except per share data)
10.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee the Company’s performance under various contracts, principally in connection with the development of our projects and land purchase options. At June 30, 2005, the Company had approximately $55,142 in letters of credit outstanding which expire at various dates through 2007. Performance bonds do not have stated expiration dates; rather, the Company is released from the bonds as the contractual performance is completed. These bonds, which approximated $118,982 at June 30, 2005, are typically outstanding over a period of approximately one to five years.

11.	Acquisition

On February 17, 2005, the Company acquired Renaissance Housing Corporation (Renaissance), a homebuilder and high-rise tower developer that currently operates in Virginia and Maryland. Cash invested in Renaissance included consideration paid to the seller of approximately $89,000, plus the repayment of approximately $51,000 in indebtedness on the day of closing, excluding acquisition costs and net of acquired cash of approximately $8,300. The Company recorded an initial amount of goodwill of approximately $9,100, which was assigned to our Traditional Homebuilding operating segment. In accordance with the purchase agreement, during the quarter ended June 30, 2005, the seller exercised a 60-day post-closing date clause in the purchase agreement requiring the Company to pay additional consideration of approximately $1,970. The additional consideration was paid in June 2005 and recorded as goodwill. In addition, contingent payments tied to the earnings of the acquired business unit may be earned and paid over three years following the acquisition and would be recorded as goodwill when earned.

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

Obligations to pay principal and interest on the Company’s senior subordinated notes are guaranteed fully and unconditionally by substantially all of the Company’s wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. Beginning in May 2004, certain of the Company’s subsidiaries no longer guarantee the debt. Supplemental condensed consolidating financial information of the Company’s guarantors is presented below.

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands)
Condensed Consolidating Balance Sheets

	June 30, 2005
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Assets

Cash and cash equivalents	$45,292	$5,373	$16,869	$—	$67,534
Restricted cash	110,713	54,243	7,853	—	172,809
Contracts receivable	703,496	389,416	—	—	1,092,912
Mortgage notes and accounts receivable	20,853	63,332	4,093	(13,195)	75,083
Real estate inventories	1,041,024	305,399	391,020	—	1,737,443
Property and equipment	93,732	114,155	1,083	—	208,970
Investment in subsidiaries	775,371	—	—	(775,371)	—
Other assets	318,588	176,854	40,623	(337,930)	198,135

Total assets	$3,109,069	$1,108,772	$461,541	$(1,126,496)	$3,552,886

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$674,020	$438,427	$291,706	$(338,114)	$1,066,039
Senior unsecured credit facility	255,700	—	—	—	255,700
Mortgages and notes payable	199,876	34,988	15,707	(13,011)	237,560
Senior subordinated notes	985,903	—	—	—	985,903

	2,115,499	473,415	307,413	(351,125)	2,545,202

Minority interests	—	—	14,114	—	14,114

Shareholders’ equity	993,570	635,357	140,014	(775,371)	993,570

Total liabilities and shareholders’ equity	$3,109,069	$1,108,772	$461,541	$(1,126,496)	$3,552,886

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands)
Condensed Consolidating Balance Sheets
(continued)

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

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands)
Condensed Consolidating Statements of Operations

	For the three months ended June 30, 2005
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Total revenues	$283,987	$322,234	$64,434	$—	$670,655
Total cost of sales	233,961	193,260	54,669	—	481,890

Gross margin	50,026	128,974	9,765	—	188,765
Total other income and expenses, net	48,743	10,466	6,831	—	66,040

Income before minority interests, income taxes and equity in income of subsidiaries	1,283	118,508	2,934	—	122,725
Minority interests	—	—	653	—	653
Income tax expense	432	45,361	977	—	46,770
Equity in income of subsidiaries, net of tax	74,451	—	—	(74,451)	—

Net income	$75,302	$73,147	$1,304	$(74,451)	$75,302

	For the six months ended June 30, 2005
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Total revenues	$522,416	$512,161	$101,942	$—	$1,136,519
Total cost of sales	427,823	340,282	86,768	—	854,873

Gross margin	94,593	171,879	15,174	—	281,646
Total other income and expenses, net	100,439	19,393	12,766	—	132,598

(Loss) income before minority interests, income taxes and equity in income of subsidiaries	(5,846)	152,486	2,408	—	149,048
Minority interests	—	—	(126)	—	(126)
Income tax (benefit) expense	(2,706)	58,770	1,229	—	57,293
Equity in income of subsidiaries, net of tax	95,021	—	—	(95,021)	—

Net income	$91,881	$93,716	$1,305	$(95,021)	$91,881

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands)
Condensed Consolidating Statements of Operations
(continued)

	For the three months ended June 30, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Total revenues	$181,594	$127,762	$22,663	$—	$332,019
Total cost of sales	159,906	72,698	21,517	—	254,121

Gross margin	21,688	55,064	1,146	—	77,898
Total other income and expenses, net	21,759	23,703	1,794	—	47,256

(Loss) income before minority interests, income taxes and equity in income of subsidiaries	(71)	31,361	(648)	—	30,642
Minority interests	—	—	(839)	—	(839)
Income tax (benefit) expense	(23)	12,319	69	—	12,365
Equity in income of subsidiaries, net of tax	19,164	—	—	(19,164)	—

Net income	$19,116	$19,042	$122	$(19,164)	$19,116

	For the six months ended June 30, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Total revenues	$313,663	$261,006	$22,663	$—	$597,332
Total cost of sales	261,012	172,649	21,517	—	455,178

Gross margin	52,651	88,357	1,146	—	142,154
Total other income and expenses, net	62,354	25,090	1,794	—	89,238

(Loss) income before minority interests, income taxes and equity in income of subsidiaries	(9,703)	63,267	(648)	—	52,916
Minority interests	—	—	(839)	—	(839)
Income tax (benefit) expense	(3,800)	24,822	69	—	21,091
Equity in income of subsidiaries, net of tax	38,567	—	—	(38,567)	—

Net income	$32,664	$38,445	$122	$(38,567)	$32,664

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands)
Condensed Consolidating Statements of Cash Flows

	For the six months ended June 30, 2005
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$91,881	$93,716	$1,305	$(95,021)	$91,881
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	7,912	1,571	(233)	—	9,250
Depreciation and amortization	4,681	4,168	232	—	9,081
Losses (earnings) from investments in joint ventures	48	(1,186)	42	—	(1,096)
Minority interests	—	—	(126)	—	(126)
Stock-based compensation	2,767	—	—	—	2,767
Equity in earnings of subsidiaries	(95,021)	—	—	95,021	—
(Contributions to subsidiaries) distributions from parent, net	(10,359)	5,896	4,463	—	—
Changes in assets and liabilities:
Contracts, mortgage notes and accounts receivable	(136,123)	(122,803)	(716)	(53,717)	(313,359)
Real estate inventories	(54,320)	(19,333)	(36,771)	—	(110,424)
Other assets	(116,948)	(25,564)	(1,681)	115,829	(28,364)
Accounts payable and other liabilities	132,595	41,825	40,522	(62,251)	152,691

Net cash (used in) provided by operating activities	(172,887)	(21,710)	7,037	(139)	(187,699)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(142,714)	—	6,342	—	(136,372)
Additions to property and equipment, net	(33,752)	14,883	(499)	—	(19,368)
Distributions from (contributions to) investments in joint ventures, net	1,400	(147)	(1)	—	1,252

Net cash (used in) provided by investing activities	(175,066)	14,736	5,842	—	(154,488)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	64,970	—	—	—	64,970
Net borrowings (repayments) on mortgages and notes payable	58,246	1,344	(1,631)	139	58,098
Proceeds from issuance of senior subordinated notes	200,000	—	—	—	200,000
Redemption of a portion of 10 5/8 senior subordinated notes	(17,000)	—	—	—	(17,000)
Other	2,190	1,590	(2,100)	—	1,680

Net cash provided by (used in) financing activities	308,406	2,934	(3,731)	139	307,748

Net (decrease) increase in cash and cash equivalents	(39,547)	(4,040)	9,148	—	(34,439)

Cash and cash equivalents at beginning of year	84,839	9,413	7,721	—	101,973

Cash and cash equivalents at end of period	$45,292	$5,373	$16,869	$—	$67,534

WCI COMMUNITIES, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
(In thousands)
Condensed Consolidating Statements of Cash Flows
(continued)

	For the six months ended June 30, 2004
					Consolidated
	WCI				WCI
	Communities,	Guarantor	Non-guarantor	Eliminating	Communities,
	Inc.	Subsidiaries	Subsidiaries	Entries	Inc.
Cash flows from operating activities:
Net income	$32,664	$38,445	$122	$(38,567)	$32,664
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	3,895	(7)	(467)	1,630	5,051
Depreciation and amortization	4,196	3,702	19	—	7,917
Losses (earnings) from investments in joint ventures	144	(870)	—	—	(726)
Minority interests	—	—	(839)	—	(839)
Stock-based compensation	688	—	—	—	688
Equity in earnings of subsidiaries	(38,567)	—	—	38,567	—
(Contributions to subsidiaries) distributions from parent, net	(4,890)	4,890	—	—	—
Changes in assets and liabilities:
Contracts, mortgage notes and accounts receivable	1,427	197,138	1,008	(25,203)	174,370
Real estate inventories	(162,811)	(44,617)	(20,155)	—	(227,583)
Other assets	(23,238)	(14,939)	(640)	56	(38,761)
Accounts payable and other liabilities	29,950	(123,406)	20,749	(1,658)	(74,365)

Net cash (used in) provided by operating activities	(156,542)	60,336	(203)	(25,175)	(121,584)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(62,996)	—	9,479	—	(53,517)
Additions to property and equipment, net	(74)	(24,778)	(13)	—	(24,865)
Contributions to investments in joint ventures, net	(141)	(439)	—	—	(580)

Net cash (used in) provided by investing activities	(63,211)	(25,217)	9,466	—	(78,962)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	87,000	—	—	—	87,000
Net borrowings (repayments) on mortgages and notes payable	92,269	(24,478)	(1,963)	25,175	91,003
Other	2,005	(1,826)	(3,050)	—	(2,871)

Net cash provided by (used in) financing activities	181,274	(26,304)	(5,013)	25,175	175,132

Net (decrease) increase in cash and cash equivalents	(38,479)	8,815	4,250	—	(25,414)

Cash and cash equivalents at beginning of year	85,995	9,010	—	—	95,005

Cash and cash equivalents at end of period	$47,516	$17,825	$4,250	$—	$69,591

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004
Overview

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Total revenues	$670,655	$332,019	$1,136,519	$597,332
Total gross margin (a)	$188,765	$77,898	$281,646	$142,154
Net income	$75,302	$19,116	$91,881	$32,664
(a) Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of income for the details of other components that are part of consolidated income before income taxes for each period.
Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding and real estate services. For the three and six months ended June 30, 2005, 74.7% and 79.3% of revenue and 55.5% and 68.1% of gross margin, respectively, were derived from our combined homebuilding operations.
For the three and six months, total revenues increased 102.0% and 90.3% and gross margin increased 142.3% and 98.1%, respectively. The increase in revenues for the respective periods was driven primarily by the expansion of our traditional and tower homebuilding divisions, a large land sale, and to a lesser extent, growth in real estate services and amenity operations. The traditional homebuilding division benefited from the continued contributions from the Northeast U.S. and Mid-Atlantic U.S. markets. The increase in tower revenues for the respective periods was primarily a result of an increase in the number of towers recognizing percentage-of-completion revenues compared to last year. The real estate services division continues to deliver revenue growth as a result of increased transaction volume and average sales price per transaction.
Revenues, gross margin and net income were positively impacted by the sale of approximately 500 acres of undeveloped land in Jupiter, Florida for $100.0 million. This transaction produced approximately $77.0 million of gross margin.
In addition to the gross margin growth contributed from our principal business lines, net income for the three and six months was impacted by our revised capitalized interest calculations, by a reduction in other income and by an increase in selling, general and administrative expenses (SG&A).
Effective April 1, 2005, we revised our calculations of capitalized interest with respect to our traditional homebuilding and tower inventories, as prescribed by Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. We now include the underlying developed land costs in our calculation of capitalized interest for tower residences under construction, and include the underlying developed land costs and in-process homebuilding costs in our calculation of capitalized interest for traditional homes under construction. Capitalization ceases upon substantial completion of each home or tower. The effect of the revision was to increase net income for the three months ended June 30, 2005 by approximately $4.8 million or $0.11 per diluted share, of which approximately $3.3 million or $0.07 per diluted share relates to the cumulative effects as of April 1, 2005. In addition, homebuilding and tower cost of sales for the three months ended June 30, 2005 includes approximately $4.4 million and $2.7 million, respectively, of previously capitalized interest related to homes closed and tower residences under construction, due to this revision.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Homebuilding
Traditional homebuilding

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$259,523	$130,992	$440,287	$207,379
Gross margin	$41,890	$25,089	$69,505	$40,749
Gross margin percentage	16.1%	19.2%	15.8%	19.6%
Homes closed (units)	524	310	905	505
Average selling price per home closed	$495	$423	$487	$411
Lot revenues	$12,674	$92	$18,932	$2,139
Net new orders for homes (units)	444	705	1,160	1,362
Contract values of new orders	$305,018	$302,115	$751,541	$553,801
Average selling price per new order	$687	$429	$648	$407

	As of June 30,
	2005	2004
Backlog (units)	2,503	1,973
Backlog contract values	$1,472,851	$941,279
Average sales price in backlog	$588	$477
Active selling communities at end of the period	30	21
Traditional homebuilding revenues and home deliveries increased 98.1% and 69.0% and 112.3% and 79.2% for the three and six months, respectively. The increase in revenues and home deliveries for the respective periods was primarily due to the Florida market results. The Florida market contributed $86.8 million and $153.6 million to the increase in revenues and delivered an incremental 164 units and 289 units for the three and six months, respectively. The increase in Florida revenues and home deliveries was primarily due to construction delays caused by the hurricanes and permitting delays in late 2004 that pushed approximately 238 homes into the first six months of 2005 and the delivery of homes from our increased backlog. The Northeast U.S. and Mid-Atlantic U.S. markets contributed $41.8 million and $79.3 million to the increase in revenues and an incremental 50 units and 111 units to home deliveries for the three and six months, respectively.
Revenues were also favorably impacted in both periods due to the 17.0% and 18.5% increase in the average selling price per home closed, resulting from closing a larger portion of homes in our higher priced communities. In addition to a 13.0% and 13.8% increase contributed by the Florida market for the three and six months, respectively, the increase for the six months was positively impacted by the $1.0 million average selling price per home closed achieved in the Mid-Atlantic U.S. market.
Lot revenues increased $12.6 million and $16.8 million for the three and six months, respectively. The increase in lot revenues for the respective periods was primarily due to the initial sales from one of our communities located in the West Coast Florida region and an increase in lot sales from existing communities located in the Florida market. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers.
The decrease in the gross margin percentage was primarily due to amortization of the step-up in carrying value of in process real estate inventories associated with the acquisitions of Spectrum Communities and Renaissance Housing Corporation to reflect fair value at the time of purchase, a decline in gross margin from the Florida market and the revision of our capitalized interest calculations with respect to our traditional homebuilding inventories. Homebuilding cost of sales for the three months ended included $4.4 million of previously capitalized interest related to homes closed. Gross margin percentage for the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Florida market decreased to 16.8% from 22.1% for the three months and to 16.2% from 21.4% for the six months ended primarily due to higher raw material and labor costs where home deliveries were delayed. Due to permitting delays, the timeframe from initial customer contract to home delivery increased by up to as much as 12 to 18 months. Consequently sales prices were locked in over a year or longer before delivery and our actual costs were higher than estimated at the time of home sale. The lingering effects of the hurricanes and permitting delays on Florida’s East Coast, as well as the purchase price accounting treatment of our Northeast U.S. and Mid-Atlantic U.S. homebuilding acquisitions, suppressed gross margins in the first half of 2005. Traditional homebuilding gross margins for the full year are expected to be in the 18% — 19% range.
Contract values of new orders increased 35.7% for the six months due in part to the 157 units and $142.4 million of new orders contributed by the Northeast U.S. and Mid-Atlantic U.S. markets. Contract values of new orders in the Florida market decreased 16.2% and increased 14.4% for the three and six months, respectively. The decrease in the Florida market for the three months ended was primarily due to the Company’s decision to temporarily reduce product offerings in certain communities where strong demand coupled with lot supply constraints caused by permitting, construction and certain raw material delays have extended backlog into 2006.
The 56.5% increase in backlog contract values reflects a 26.9% increase in backlog units combined with a 23.3% increase in the average sales price of homes under contract to $588 in 2005 compared to $477 in 2004. The increase in backlog contract values and units can be attributed to increased homebuilding sales and price increases for the six months ended combined with closing delays in the Florida market and, to a lesser extent, the contributions from the Northeast U.S. and Mid-Atlantic U.S. markets, which had a combined 425 units and $348.3 million in backlog at June 30, 2005.
We employ a wide range of sales incentives to market our homes to prospective buyers. These incentives are an important aspect of our sales and marketing of homes, and we may rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of completed unsold homes. Without the use of these marketing incentives, our ability to sell homes could be adversely impacted. The absorption of homes priced in excess of $1 million in certain second home luxury communities located in our Florida market continues to be slow.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Tower homebuilding

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$228,889	$145,211	$442,413	$283,876
Gross margin	$60,187	$46,572	$117,418	$86,145
Gross margin percentage	26.3%	32.1%	26.5%	30.3%
Net new orders (units)	320	197	511	349
Contract values of new orders	$328,502	$205,301	$510,131	$412,559
Average selling price per new order	$1,027	$1,042	$998	$1,182
Towers under construction recognizing revenue	18	13	18	13

	As of June 30,
	2005	2004
Cumulative contracts (units)	1,827	855
Cumulative contract values	$2,020,973	$1,046,766
Less: Cumulative revenues recognized	(1,098,737)	(405,885)

Backlog contract values	$922,236	$640,881

Average sales price in backlog	$1,106	$1,224
Tower revenues increased 57.6% and 55.8% for the three and six months ended, respectively. The increase for the respective periods was primarily due to the increase from the number of towers recognizing percentage-of-completion revenues, offset by a decrease in revenue from the sale of completed tower units.
The increase in towers recognizing percentage-of-completion revenues in the respective periods was primarily related to the increase in the number of buildings under construction recognizing revenue and the progression of completion in towers that were under construction in the comparable periods. The Tower division began construction on 12 towers during 2004 while only six towers were completed in 2004. During the quarter ended June 30, 2005, one new tower began recognizing percentage-of-completion revenues and two towers were completed. The decrease in revenue from the sale of completed tower units is primarily due to the reduction in the number of completed tower units in inventory available for sale. At the beginning of January 2004 and 2005, we had 139 and 84 completed tower units in inventory available for sale, respectively.
The decrease in gross margin percentage for the three and six months was primarily due to the change in the mix of towers under percentage-of-completion toward a broader range of moderately-priced, lower margin towers, the reduced revenue from the closing of completed tower units which averaged approximately 25.7% and 31.6% margin in 2005 compared to 36.5% and 35.6% for the respective periods in 2004 and revisions to our interest capitalization calculations for our tower inventories. Tower cost of sales for the three months ended included $2.7 million of previously capitalized interest related to towers under construction recognizing percentage-of-completion revenues. The comparable periods in 2004 also benefited from the realization of $7.6 million in construction and sales incentive cost savings on certain completed buildings with no significant cost savings recorded on completed towers during the current period.
Although the number of net new orders increased 62.4% and 46.4% for the three and six months, respectively, the average selling price per new order decreased 1.4% and 15.6%, for the same periods, primarily due to the Company’s planned shift in mix towards a more diversified moderately-priced tower product. The increase in the number of net new orders for the three and six months was primarily due to the conversion to firm contract of 212 units in five towers with a sales value of $207.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The 43.9% increase in backlog contract values was due to the 93.1% increase in cumulative contract values partially offset by a 170.7% increase in cumulative revenues recognized. The increase in cumulative contract values for the period July 1, 2004 to June 30, 2005 was primarily due to the $1.1 billion increase in net new contract orders offset by the delivery of $174.5 million in contracts associated with completed towers. The $692.9 million increase in cumulative revenues recognized relates to the progression of percentage-of-completion in new and existing towers offset by the reduction in cumulative contracts associated with the towers that were completed and delivered to customers during the period July 1, 2004 to June 30, 2005.
Real estate services

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$49,688	$41,500	$87,608	$70,271
Gross margin	9,445	7,729	15,532	11,928
Gross margin percentage	19.0%	18.6%	17.7%	17.0%
Real estate services revenues, including real estate brokerage, mortgage banking, and title operations for the three and six months increased 19.7% and 24.7%, respectively, primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations.
Prudential Florida WCI Realty brokerage transaction volume increased 15.9% to 3,703 closings from 3,195 in the second quarter of 2004, and 15.0% to 6,458 from 5,618 for the six months ended June 30, 2004. The increase in the number of transactions is due to the opening of new offices, the relocation of existing offices to larger locations, sales office acquisitions, and general growth in the real estate market. Compared to the three and six months in 2004, the average brokerage transaction price increased 9.7% and 15.2%, respectively, due to favorable real estate market conditions. The slight increase in gross margin percentage for the respective periods was primarily due to increased efficiency and prudent cost management in the real estate brokerage operations.
We anticipate revenue growth in real estate services throughout 2005 due to increased transaction volume and higher average sales prices within the Prudential Florida WCI Realty brokerage business and increased capture rates in the mortgage banking and title operations achieved through synergies with our homebuilding and realty brokerage divisions
Amenity membership and operations

	For three months end d		For six months ended
(Dollars in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$18,103	$11,973	$43,776	$27,050
Gross margin	(2,047)	(1,565)	(2,277)	725
Gross margin percentage	(11.3%)	(13.1%)	(5.2%)	2.7%
Total amenity membership and operations revenues increased 51.2% and 61.8% for the three and six months, respectively.
Equity membership revenues for the three and six months increased $4.2 million and $12.4 million, respectively. The increase for the six months ended is primarily due to the conversion from the deposit method to the cost

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
recovery method at two equity membership clubs located in the East Coast Florida region and the final sale of equity memberships at an existing club located in the West Coast Florida region. The increase for the three months ended was primarily due to the sale of luxury equity memberships from one our clubs located in the East Coast Florida region. In general, the sale of luxury equity memberships continue to be affected by reduced demand in the West Coast Florida region.
Membership dues and amenity service revenues increased $1.8 million and $4.2 million for the three and six months, respectively, due to the initial operations of new amenity facilities located throughout the Florida market and increasing annual membership fees.
The decline in the gross margin percentage for the six months was primarily due to the increased overhead costs associated with operating new and existing amenity facilities.
Amenity gross margin in 2005 will continue to be adversely impacted by the reduced availability of marina slips, slow demand for luxury equity memberships and increased start-up deficits associated with new amenity operations.
Land sales

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$100,000	$685	$100,000	$3,687
Gross margin	76,617	23	76,586	1,684
Gross margin percentage	76.6%	3.4%	76.6%	45.7%
In May 2005, we closed on the sale of a 506 acre parcel in Jupiter, Florida for $100.0 million in revenue and $76.6 million in gross margin resulting in an increase in land sales revenues and gross margin for the three and six months ended. Land sales are expected to continue in the future but will vary significantly in amount and timing.
Other income and expense

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Equity in losses (earnings) from joint ventures	$39	$220	$(1,096)	$(726)
Other income	(1,031)	(8,608)	(3,954)	(16,626)
Hurricane recoveries, net	(1,055)	—	(1,861)	—
Selling, general and administrative expense, including real estate taxes	61,066	42,220	114,657	81,555
Interest expense, net	1,606	10,144	15,760	18,534
Equity in earnings from joint ventures for the six months ended increased due primarily to positive contributions from our timeshare resort joint venture located in the West Coast Florida region. Other income for the three and six months ended decreased $7.6 million and $12.7 million, respectively, primarily due to the completion of collections from the sale of our Bighorn investment. We collected and recognized $14.7 million in the first half of 2004, from the sale of Bighorn. The remaining unpaid commitment of $1.8 million was collected in January 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
During the six months ended June 30, 2005, we recorded an additional $3.1 million in insurance recoveries related to damages caused by Hurricane Ivan to our properties near Pensacola, Florida offset by additional costs of $1.2 million related to repairs associated with damages caused by the four hurricanes in the third quarter of last year. The insurance carrier is in the process of reviewing claims documentation. The final insurance recoveries cannot be determined until the claim review is completed.
Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 44.6% to $61.1 million and 40.6% to $114.7 million for the three and six months, respectively. General and administrative (G&A) costs increased 79.0% and 61.0% for respective periods primarily due to the increase in salaries and benefits related to increased staffing associated with the continued expansion of our business, the addition of our Northeast and Mid-Atlantic U.S. operations, an increase in estimated incentive compensation for achievement of Company performance goals, as well as a $2.5 million retirement bonus paid to our retiring Chief Executive Officer that was approved by the Board of Directors and expensed in February 2005. Marketing expenditures increased 13.2% and 25.0% for the respective periods due to the increase in advertising in new and existing communities, an increase in costs associated with opening sales offices, incremental costs from operating existing sales offices and the addition of our Northeast and Mid-Atlantic U.S. operations. As a percentage of total revenues, SG&A for the three months ended decreased to 9.1% in 2005 from 12.7% in 2004 and for the six months ended decreased to 10.1% from 13.7% for the same period in 2004.
For the three and six months ended, interest expense, net of capitalization, decreased 84.2% and 15.0%, respectively, due to an increase in interest incurred and capitalized. The 34.1% and 26.8% increase in interest incurred was primarily as a result of the increase in the weighted average outstanding debt balance for the respective periods in 2005 as compared to 2004. The increase in overall debt was primarily related to increased development activities associated with traditional and tower homebuilding products under contract for delivery in the next three to 24 months, land acquisitions, land improvements, amenity development activities and the acquisitions of Spectrum Communities in 2004 and Renaissance Housing Corporation in 2005. The increase in interest capitalized is primarily the result of the revised calculations of capitalized interest related to our traditional homebuilding and tower inventories effective April 1, 2005.
Liquidity and capital resources
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of June 30, 2005, we had $67.5 million of cash and cash equivalents and approximately $494.3 million available to draw under our senior unsecured credit facility.
We use cash flows from operations to build inventory additions related to single- and multi-family homes that are under contract for delivery during the next six to twelve months, land acquisitions, land improvements, amenity development activities, and additions to tower inventories. Including land acquisitions, net additions to real estate inventories were approximately $110.4 million for the six months ended June 30, 2005. During the first half of the year, we acquired approximately $114.0 million in additional land. We expect real estate inventories to increase as we are currently searching for and negotiating to obtain control of additional land for future communities.
For the six months, our cash flows from operations were impacted by a $334.5 million increase in contracts receivable reflecting the increase in percentage-of-completion revenue recognition in tower units under contract that are now being constructed. We expect to collect a portion of the remaining contracts receivable during the next three to six months as five tower closings are planned to occur, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% to 2% of non-cancelable contacts have resulted in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
cancellation or default. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.
For the year, approximately $136.4 million of cash was used in investing activities for the purchase of Renaissance Housing Corporation and $19.4 million to develop golf courses and club facilities and acquire corporate assets.
For 2005, financing activities provided net cash from borrowings on the senior unsecured credit facility, the revolving credit construction loan agreement, other project loans, exercise of stock options and the issuance of $200.0 million in senior subordinated notes in March 2005. The proceeds from the bond issuance were used to repay approximately $199.0 million of the outstanding balance of the senior unsecured credit facility.
We utilize a revolving credit construction loan to fund tower development activities. The facility provides for a $290.0 million revolving loan, which may increase to $340.0 million if certain conditions are met. At June 30, 2005 approximately $80.6 million was outstanding on this facility. In addition, the Company has a construction loan for another tower for up to $136.9 million. At June 30, 2005 approximately $98.4 million was outstanding on this loan.
We utilize a senior unsecured revolving credit facility primarily to fund land acquisitions, land improvements and home construction and for general corporate purposes. In January 2005 the revolving loan commitment was increased to $750.0 million. At June 30, 2005, approximately $255.7 million was outstanding on this loan.
Our wholly owned finance subsidiary, Financial Resources Group, Inc., utilizes a $23.0 million bank warehouse facility to fund mortgage loan originations. As of June 30, 2005, approximately $1.0 million was available for borrowing under the warehouse facility.
At June 30, 2005, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, senior unsecured credit facility, revolving credit construction loan facility and warehouse credit facility.
During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of June 30, 2005, we had option contracts aggregating $210.5 million, net of deposits, to acquire approximately 3,500 acres of land. Our contractual obligation with respect to the option contracts is limited to the forfeiture of the related non-refundable deposits and/or letters of credit, which was $14.9 million at June 30, 2005.
On July 28, 2004, our Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock and to repurchase up to $50.0 million of its 10 5/8% senior subordinated notes (the Notes) from time to time, subject to certain parameters. During the quarter ended June 30, 2005, we repurchased $17.0 million principal amount of the Notes. We recognized expenses related to this debt redemption of approximately $1.5 million, which primarily represented the purchase premium above par value.
OFF-BALANCE SHEET ARRANGEMENTS
We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact to our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At June 30, 2005, one of our unconsolidated joint ventures had obtained third-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
party financing of $20.5 million, of which $14.5 million is outstanding. Under the terms of the agreement, we provide a guarantee for our pro-rata share of the amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.
Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At June 30, 2005, we had approximately $55.1 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $119.0 million at June 30, 2005, are typically outstanding over a period of approximately one to five years.
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
The following table sets forth, as of June 30, 2005, the Company’s debt obligations, principal cash flows by scheduled maturity (excluding interest payments) weighted average interest rates and estimated fair market values.

								FM V at
	2005	2006	2007	2008	2009	There after	Total	6/30/05
Debt:
Fixed rate	$—	$—	$—	$—	$—	$983,000	$983,000	$1,030,433
Average interest rate	—	—	—	—	—	8.31%	8.31%
Variable rate	$120,422	$3,757	$—	$355,531	$13,550	$—	$493,260	$493,260
Average interest rate	5.29%	5.44%	—	5.02%	—	—	4.95%

*	excludes premium of $2,903

ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Shareholders
At the 2005 Annual Meeting of Shareholders of the Company held May 18, 2005, the following matters were voted upon:
1.	Approval of amendment to Restated Certificate of Incorporation to eliminate staggered terms for directors.

For	Against	Authority Withheld

44,080,617	158,846	18,318
2.	Hilliard F. Eure, III, Alfred Hoffman, Jr. and Stewart Turley were re-elected as directors for a one year term expiring in 2006 as approved by the amendment to the Restated Certificate of Incorporation.

The results of voting were as follows:

Nominee	For	Against	Authority Withheld

Hilliard F. Eure, III	43,280,445	0	977,336
Alfred Hoffman, Jr.	42,279,895	0	1,977,886
Stewart Turley	44,204,559	0	53,222
Item 6. Exhibits
     (a) Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc.**

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, Chief Executive Officer.**

31.2	Rule 13a-14(a) certification by James P. Dietz,, Chief Financial Officer.**

32.1	Section 1350 certification by Jerry L. Starkey, Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Section 1350 certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

PART II. OTHER INFORMATION
(Continued)

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Filed herewith.

(1)	Incorporated by reference to the exhibits in the Form 8-K Current Report previously filed by WCI Communities, Inc. on May 24, 2005 (Commission File No. 1-9186).
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.
Date: August 8, 2005	/s/ James P. Dietz
James P. Dietz
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)