Form 10-Q
period 2005-09-30
WCI COMMUNITIES INC
filed 2005-11-01
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☑

The number of shares outstanding of the issuer’s common stock, as of October 28, 2005, was 44,359,674.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended September 30, 2005

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and cash equivalents	$72,256	$101,973
Restricted cash	139,085	158,694
Contracts receivable	1,091,772	758,406
Mortgage notes and accounts receivable	55,109	93,130
Real estate inventories	1,769,948	1,477,966
Property and equipment	223,736	176,589
Other assets	131,213	106,868
Goodwill	63,218	51,567
Other intangible assets	7,222	7,199

Total assets	$3,553,559	$2,932,392

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$464,759	$446,392
Customer deposits	538,392	382,610
Community development district obligations	48,327	48,950
Senior unsecured credit facility	273,700	190,730
Mortgages and notes payable	153,692	150,238
Senior subordinated notes	829,128	678,321
Junior subordinated notes	100,000	—
Contingent convertible senior subordinated notes	125,000	125,000

	2,532,998	2,022,241

Minority interests	16,215	16,340

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,052 and 45,305 shares issued, respectively	460	453
Additional paid-in capital	297,965	288,122
Retained earnings	744,908	613,318
Treasury stock, at cost, 1,693 and 693 shares, respectively	(38,987)	(8,082)

Total shareholders’ equity	1,004,346	893,811

Total liabilities and shareholders’ equity	$3,553,559	$2,932,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues
Homebuilding	$565,225	$417,832	$1,466,857	$911,226
Real estate services	40,905	33,325	128,513	103,597
Other	15,757	21,072	163,036	54,738

Total revenues	621,887	472,229	1,758,406	1,069,561

Cost of Sales
Homebuilding	438,700	312,531	1,148,481	678,051
Real estate services	34,257	28,609	106,333	86,953
Other	16,482	21,234	89,498	52,548

Total cost of sales	489,439	362,374	1,344,312	817,552

Gross margin	132,448	109,855	414,094	252,009

Other Income and Expenses
Equity in losses from joint ventures	1,923	1,339	827	613
Other income	(964)	(4,534)	(4,917)	(21,161)
Hurricane (recoveries) losses, net	(503)	5,580	(2,364)	5,580
Selling, general and administrative	45,323	42,721	151,425	118,682
Interest expense, net	9,255	11,670	25,016	30,205
Real estate taxes, net	3,313	4,009	11,868	9,603
Depreciation and amortization	4,110	3,468	11,683	9,969
Expenses related to early repayment of debt	2,776	—	4,295	—

Income before minority interests and income taxes	67,215	45,602	216,261	98,518
Minority interests	2,101	(1,306)	1,974	(2,145)

Income before income taxes	65,114	46,908	214,287	100,663
Income tax expense	25,404	18,238	82,697	39,329

Net income	$39,710	$28,670	$131,590	$61,334

Earnings per share:
Basic	$0.89	$0.64	$2.93	$1.39
Diluted	$0.85	$0.62	$2.80	$1.34
Weighted average number of shares:
Basic	44,841	44,525	44,965	44,105
Diluted	46,766	46,019	46,946	45,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$131,590	$61,334
Adjustments to reconcile net income to net cash used in operating activities:
Tax benefit relating to stock options	3,490	—
Deferred income taxes	8,380	12,249
Depreciation and amortization	13,767	12,127
Hurricane costs, net	—	5,580
Losses from investments in joint ventures	827	613
Minority interests	1,974	(2,145)
Stock-based compensation expense	868	778
Changes in assets and liabilities:
Restricted cash	20,356	(9,033)
Contracts receivable	(333,366)	6,034
Mortgage notes and accounts receivable	41,121	40,187
Real estate inventories	(144,315)	(270,803)
Other assets	(17,820)	(11,047)
Accounts payable and other liabilities	(1,367)	(75,204)
Customer deposits	140,278	57,181

Net cash used in operating activities	(134,217)	(172,149)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(136,558)	(53,517)
Additions to property and equipment, net	(38,147)	(35,220)
Distributions from (contributions to) investments in joint ventures	1,187	(162)

Net cash used in investing activities	(173,518)	(88,899)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	82,970	240,450
Proceeds from borrowings on mortgages and notes payable	290,391	302,480
Repayment of mortgages and notes payable	(316,161)	(300,167)
Proceeds from issuance of senior subordinated notes	200,000	—
Redemption of a portion of 10 5/8 senior subordinated notes	(48,385)	—
Proceeds from issuance of junior subordinated notes	100,000	—
Debt issue costs	(5,820)	(6,601)
Advances on community development district obligations	10,975	1,430
Payments on community development district obligations	(8,440)	(3,996)
Distributions to minority interests	(2,099)	(5,646)
Proceeds from exercise of stock options	5,492	3,711
Purchase of treasury stock	(30,905)	—

Net cash provided by financing activities	278,018	231,661

Net decrease in cash and cash equivalents	(29,717)	(29,387)
Cash and cash equivalents at beginning of period	101,973	95,005

Cash and cash equivalents at end of period	$72,256	$65,618

Non-cash activity:
Real estate inventories transferred to property and equipment	$19,844	$—
Property and equipment transferred to real estate inventories	—	17,602
Notes payable in connection with land acquisitions	19,224	1,225
Community development district obligations assumed by end user	3,786	213
Issuance of common stock in connection with acquisition	—	10,000
Issuance of note payable in connection with acquisition	10,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

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

The condensed consolidated financial statements and notes of the Company as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2004 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

In May 2005, we closed on the sale of a land parcel in Jupiter, Florida and recognized $100,000 in revenue and $76,600 in gross margin resulting in an increase in land sales revenues and gross margin for the three and nine months ended. Land sales are expected to continue in the future, but will vary significantly in amount and timing. Historically, the traditional homebuilding segment delivers 40% to 50% of its revenue and gross margin in the fourth quarter. The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statements of income for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Effective April 1, 2005, the Company revised its calculations of capitalized interest with respect to its traditional homebuilding and tower inventories, as prescribed by Statement of Financial Accounting Standards 34, Capitalization of Interest Cost (SFAS 34). The Company now includes the underlying developed land costs in its calculation of capitalized interest for tower residences under construction, and includes the underlying developed land costs and in-process homebuilding costs in its calculation of capitalized interest for traditional homes under construction. Capitalization ceases upon substantial completion of each home or tower. The effect of the revision had an immaterial impact on net income for the nine months ended September 30, 2005.

2.	New Accounting Pronouncements

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands, except per share data)

In June 2005, the Emerging Issues Task Force (EITF) released Issue No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership in its financial statements. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 is (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement is modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. Implementation of EITF 04-5 did not have an impact on the Company’s financial position during the quarter or nine months ended September 30, 2005.

3.	Stock-Based Compensation

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$39,710	$28,670	$131,590	$61,334
Add: Stock-based compensation expense included in reported net income, net of tax	67	—	532	—
Less: Total stock-based compensation expense, net of tax	(1,086)	(613)	(3,258)	(1,840)

Pro forma	$38,691	$28,057	$128,864	$59,494

Earnings per share:
As reported
Basic	$.89	$.64	$2.93	$1.39
Diluted	$.85	$.62	$2.80	$1.34
Pro forma
Basic	$.86	$.63	$2.87	$1.35
Diluted	$.83	$.61	$2.77	$1.31

These pro forma amounts may not be representative of the effect on pro forma net income in future years, since the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years.

4.	Segment Information

The Company operates in three principal business segments: Tower Homebuilding; Traditional Homebuilding, which includes sales of lots; and Real Estate Services, which includes real estate brokerage,

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands, except per share data)

mortgage banking and title operations. Amenity Membership and Operations and Other, and Land Sales have been disclosed for purposes of additional analysis. Asset information by business segment is not presented, since the Company does not prepare such information.

Three months ended September 30, 2005

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$254,023	$300,439	$10,763	$40,905	$14,858	$899	$621,887
Gross margin	63, 839	59,449	3,237	6,648	(1,360)	635	132,448
Previously capitalized interest included in cost of sales	8,965	6,468	685	—	—	—	16,118

Three months ended September 30, 2004

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$241,101	$166,116	$10,615	$33,325	$11,842	$9,230	$472,229
Gross margin	75,505	26,681	3,115	4,716	(2,584)	2,422	109,855
Previously capitalized interest included in cost of sales	5,063	1,619	859	—	7	648	8,196

Nine months ended September 30, 2005

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$696,436	$740,726	$29,695	$128,513	$62,137	$100,899	$1,758,406
Gross margin	181,257	128,954	8,165	22,180	(3,683)	77,221	414,094
Previously capitalized interest included in cost of sales	22,048	16,963	2,248	—	22	4,942	46,223

Nine months ended September 30, 2004

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$524,977	$373,495	$12,754	$103,597	$41,822	$12,916	$1,069,561
Gross margin	161,651	67,430	4,094	16,644	(1,915)	4,105	252,009
Previously capitalized interest included in cost of sales	11,958	4,541	944	—	36	849	18,328

See the condensed consolidated statements of income for a reconciliation of total gross margin to income before minority interests and income taxes for the three and nine months ended September 30, 2005 and 2004.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands, except per share data)

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	September 30, 2005	December 31, 2004
Land and land improvements	$731,513	$791,882
Investments in amenities	95,426	112,864
Work in progress:
Towers	220,901	168,351
Homes	606,244	297,230
Completed inventories:
Towers	30,574	57,666
Homes	85,290	40,435

Real estate inventories owned	1,769,948	1,468,428
Real estate inventories not owned	—	9,538

Total real estate inventories	$1,769,948	$1,477,966

Work in progress primarily includes tower units and homes in various stages of construction as well as tower units and homes that are finished, sold and ready for delivery. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had approximately 64 and 27 completed single- and multi-family homes at September 30, 2005 and December 31, 2004, respectively. We had 29 and 84 completed tower residences at September 30, 2005 and December 31, 2004, respectively.

6.	Warranty

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands, except per share data)

The following table presents the activity in the Company’s warranty liability for the nine months ended September 30, 2005:

Warranty liability at December 31, 2004	$10,577
Warranty liability assumed in acquisition	745
Warranty costs accrued	10,437
Warranty costs paid	(6,752)

Warranty liability at September 30, 2005	$15,007

7.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Total interest incurred	$26,644	$20,682	$76,403	$59,912
Debt issue cost amortization	965	877	2,892	2,562
Interest capitalized	(18,354)	(9,889)	(54,279)	(32,269)

Interest expense, net	$9,255	$11,670	$25,016	$30,205

Previously capitalized interest included in cost of sales	$16,118	$8,196	$46,223	$18,328

8.	Land and Lot Purchase Arrangements

In the normal course of business, the Company enters into contractual arrangements to acquire developed and undeveloped land parcels and lots. The land and lot purchase arrangements are typically subject to a number of conditions including, but not limited to, the ability to obtain necessary governmental approvals. If all governmental approvals are not obtained prior to a pre-determined contractual deadline, the Company may extend the deadline or cancel the contract and the initial deposit will be returned. In addition, the Company typically has the right to cancel any agreement by forfeiture of the deposit. In such instances, the Company is generally not able to recover any pre-development costs.

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51, the Company has concluded that whenever it enters into an arrangement to acquire land or lots from an entity and pays a non-refundable deposit or enters into a partnership arrangement, a VIE may be created. If the Company is deemed to be the primary beneficiary of these arrangements, it would be required to consolidate the VIE. The Company’s exposure to loss as a result of its involvement with the VIE is the deposit and pre-development costs not the VIEs total assets or liabilities that may be consolidated on the balance sheet. As of September 30, 2005, the Company’s evaluation of its contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs.

Not all of the Company’s land and lot purchase arrangements are with VIEs. In those circumstances when the Company enters into a contractual arrangement to acquire lots under a lot option take-down arrangement with an entity that is determined not to be a VIE, the Company evaluates the terms of the arrangement under SFAS 49, Product Financing Arrangements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands, except per share data)

The Company will evaluate both quantitative and qualitative factors in evaluating each lot purchase arrangement as to whether the Company would be compelled to exercise the option and, if so it would record the initial land purchase price and development costs spent to date with a corresponding liability, although the Company has no contractual obligation for specific performance. Generally, the Company’s exposure to loss is limited to the deposit and any other payments due to the landowner upon default of the option and all other pre-development costs which is less than the amount that may be recorded on the balance sheet. As of September 30, 2005, the Company did not have any material lot purchase arrangements in which it was compelled to exercise the option.

As of September 30, 2005, we had land and lot option contracts aggregating $279,900, net of deposits, to acquire approximately 3,600 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits any other payments which may be due to the landowner and other pre-development costs, which totaled $35,409 at September 30, 2005.

9.	Shareholders’ Equity

On August 9, 2005, the Company’s Board of Directors authorized the purchase of 1,000 shares of the Company’s common stock. All shares authorized under the repurchase program were repurchased by August 26, 2005, at an average price of $30.90 per share. See Note 14.

In May 2005, the Company filed a shelf registration statement with the Securities and Exchange Commission which as of September 30, 2005 was effective under the Securities Act of 1933, as amended. Under the shelf registration statement, the Company may offer from time to time up to $1.0 billion of debt securities, common stock and/or preferred stock.

In addition to its common stock, the Company has 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of convertible debt, stock options and grants. For the three months ended September 30, 2005 and 2004, approximately 500 and 0 stock options, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	44,841	44,525	44,965	44,105
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	1,372	1,494	1,497	1,641
Contingent convertible senior subordinated notes	553	—	484	—

Diluted weighted average shares outstanding	46,766	46,019	46,946	45,746

10.	Debt

In September 2005, the Company entered into an amended and restated revolving credit construction loan agreement that replaces the previous $290,000 revolving tower construction loan. The loan agreement

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands, except per share data)

provides for a $390,000 revolving tower construction loan, which may increase to $440,000 if certain conditions are met. The loan matures December 31, 2008, subject to extensions at the Company’s request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The current interest rate is the lender’s prime rate (6.75% at September 30, 2005) or the Eurodollar base rate plus a spread of 1.75%, payable in arrears. The Eurodollar base rate can be reduced by up to 75 basis points or increased by 25 basis points corresponding to the Company’s leverage ratio and is adjusted quarterly. The agreement contains financial covenants that include the following: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined, must be at least $600,000.

In March 2005, the senior unsecured revolving credit loan agreement (Credit Facility) was amended to allow increases in aggregate commitments from $750,000 to $1,000,000 if certain conditions are met. In September 2005, the Company increased the Credit Facility commitment to $875,000.

In September 2005, the Company issued $100,000 of junior subordinated notes (the Notes) in a private placement. The Notes bear interest at a fixed rate of 7.25%, payable quarterly in arrears through October 30, 2015 and thereafter at a variable rate equal to LIBOR plus 250 basis points, adjusted quarterly. The Notes mature October 30, 2035. The Notes are subordinated to all existing and future senior debt. Proceeds from the offering were used to repay $98,000 of the outstanding balances under the senior unsecured credit facility.

The Company’s Board of Directors has authorized the repurchase of up to $50,000 of the 10 5/8% senior subordinated notes due 2011 (the 10 5/8% Notes). As of September 30, 2005, the Company repurchased $48,385 principal amount of the 10 5/8% Notes. The Company recognized expenses related to this debt redemption of approximately $4,295, which primarily represented the purchase premium above par value.

11.	Transactions with Related Parties

Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those which would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company’s independent members of the Board of Directors.

During the quarter ended September 30, 2005, six members of management, the chairman of the Board of Directors and two non-management employees entered into separate, joint contracts, or through trusts or Limited Liability Companies to acquire eight tower residences in a tower currently under construction in the Northeast U.S. market. The purchase prices ranged from $810 to $1,800. The purchase prices and other terms and conditions contained in the purchase agreements are substantially the same as those offered to non-affiliated third-party purchasers.

12.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee the Company’s performance under various contracts, principally in connection with the development of our projects and with land purchase options. At September 30, 2005, the Company had approximately $39,474 in letters of credit outstanding which expire at various dates through 2007. Performance bonds do not have stated expiration dates; rather, the Company is released from the bonds as the contractual performance is completed. These bonds, which approximated $114,986 at September 30, 2005, are typically outstanding over a period of approximately one to five years.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands, except per share data)

13.	Acquisition

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

In connection with the acquisition, the Company entered into a non-interest bearing $10,000 promissory note payable to the seller. The promissory note is collateralized by a certain land parcel located in Virginia. In accordance with the terms of the purchase contract and promissory note, depending upon the seller’s ability to obtain governmental rezoning to increase the building density, the Company will be obligated to pay a rezoning payment ranging between $10,000 and $86,400. The seller has until August 2014 to obtain governmental rezoning. The payments due to the seller are expected to be recorded as additional land basis when paid.

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

14.	Subsequent Events

On October 24, 2005, Hurricane Wilma disrupted business in a portion of the Company’s Florida market, including Miami, Fort Lauderdale, West Palm Beach/Boca Ration, Marco Island, Naples and Fort Myers/Cape Coral areas. The Company sustained damage to landscaping at its amenities facilities, properties under development, traditional homes under construction and certain towers. The Company also experienced incremental costs resulting from storm preparation, cleanup and business interruption. The Company has insurance in place that covers damage to its properties and related losses including certain losses caused by the interruption of business. The Company is in process of documenting all estimated losses and preparing claims for submission to its insurance carrier.

In October 2005, the Company’s Board of Directors authorized the repurchase of up to 5,000 shares of the Company’s common stock from time to time based upon certain parameters.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands, except per share data)

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands)

Condensed Consolidating Balance Sheets

	September 30, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets

Cash and cash equivalents	$41,284	$5,992	$24,980	$—	$72,256
Restricted cash	74,236	58,604	6,245	—	139,085
Contracts receivable	640,730	451,042	—	—	1,091,772
Mortgage notes and accounts receivable	21,709	43,070	6,693	(16,363)	55,109
Real estate inventories	1,055,123	315,532	399,293	—	1,769,948
Property and equipment	107,166	115,377	1,193	—	223,736
Investment in subsidiaries	810,151	—	—	(810,151)	—
Other assets	319,005	155,375	43,684	(316,411)	201,653

Total assets	$3,069,404	$1,144,992	$482,088	$(1,142,925)	$3,553,559

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$600,680	$459,571	$307,990	$(316,763)	$1,051,478
Senior unsecured credit facility	273,700	—	—	—	273,700
Mortgages and notes payable	136,550	19,603	13,550	(16,011)	153,692
Subordinated notes	1,054,128	—	—	—	1,054,128

	2,065,058	479,174	321,540	(332,774)	2,532,998

Minority interests	—	—	16,215	—	16,215
Shareholders’ equity	1,004,346	665,818	144,333	(810,151)	1,004,346

Total liabilities and shareholders’ equity	$3,069,404	$1,144,992	$482,088	$(1,142,925)	$3,553,559

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands)

Condensed Consolidating Balance Sheets

(continued)

	December 31, 2004
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets

Cash and cash equivalents	$84,839	$9,413	$7,721	$—	$101,973
Restricted cash	95,827	56,929	5,938	—	158,694
Contracts receivable	500,601	257,805	—	—	758,406
Mortgage notes and accounts receivable	33,901	72,140	277	(13,188)	93,130
Real estate inventories	967,480	307,682	202,804	—	1,477,966
Property and equipment	63,153	113,174	262	—	176,589
Investment in subsidiaries	581,001	—	—	(581,001)	—
Other assets	217,509	147,459	22,767	(222,101)	165,634

Total assets	$2,544,311	$964,602	$239,769	$(816,290)	$2,932,392

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$534,043	$395,213	$170,835	$(222,139)	$877,952
Senior unsecured credit facility	190,730	—	—	—	190,730
Mortgages and notes payable	122,406	33,644	7,338	(13,150)	150,238
Subordinated notes	803,321	—	—	—	803,321

	1,650,500	428,857	178,173	(235,289)	2,022,241

Minority interests	—	—	16,340	—	16,340
Shareholders’ equity	893,811	535,745	45,256	(581,001)	893,811

Total liabilities and shareholders’ equity	$2,544,311	$964,602	$239,769	$(816,290)	$2,932,392

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended September 30, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$307,620	$223,996	$90,271	$—	$621,887
Total cost of sales	270,049	146,908	72,482	—	489,439

Gross margin	37,571	77,088	17,789	—	132,448
Total other income and expenses, net	28,665	28,373	8,195	—	65,233

Income before minority interests, income taxes and equity in income of subsidiaries	8,906	48,715	9,594	—	67,215
Minority interests	—	—	2,101	—	2,101
Income tax expense	3,790	18,252	3,362	—	25,404
Equity in income of subsidiaries, net of tax	34,594	—	—	(34,594)	—

Net income	$39,710	$30,463	$4,131	$(34,594)	$39,710

	For the nine months ended September 30, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$830,036	$736,157	$192,213	$—	$1,758,406
Total cost of sales	697,872	487,190	159,250	—	1,344,312

Gross margin	132,164	248,967	32,963	—	414,094
Total other income and expenses, net	129,104	47,768	20,961	—	197,833

Income before minority interests, income taxes and equity in income of subsidiaries	3,060	201,199	12,002	—	216,261
Minority interests	—	—	1,974	—	1,974
Income tax expense	1,084	77,022	4,591	—	82,697
Equity in income of subsidiaries, net of tax	129,614	—	—	(129,614)	—

Net income	$131,590	$124,177	$5,437	$(129,614)	$131,590

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands)

Condensed Consolidating Statements of Operations

(continued)

	For the three months ended September 30, 2004
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$261,384	$159,950	$50,895	$—	$472,229
Total cost of sales	215,611	98,520	48,243	—	362,374

Gross margin	45,773	61,430	2,652	—	109,855
Total other income and expenses, net	30,482	29,212	4,559	—	64,253

Income (loss) before minority interests, income taxes and equity in income of subsidiaries	15,291	32,218	(1,907)	—	45,602
Minority interests	—	—	(1,306)	—	(1,306)
Income tax expense (benefit)	6,015	12,489	(266)	—	18,238
Equity in income (loss) of subsidiaries, net of tax	19,394	—	—	(19,394)	—

Net income (loss)	$28,670	$19,729	$(335)	$(19,394)	$28,670

	For the nine months ended September 30, 2004
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$575,047	$420,956	$73,558	$—	$1,069,561
Total cost of sales	476,623	271,169	69,760	—	817,552

Gross margin	98,424	149,787	3,798	—	252,009
Total other income and expenses, net	92,836	54,302	6,353	—	153,491

Income (loss) before minority interests, income taxes and equity in income of subsidiaries	5,588	95,485	(2,555)	—	98,518
Minority interests	—	—	(2,145)	—	(2,145)
Income tax expense (benefit)	2,215	37,311	(197)	—	39,329
Equity in income (loss) of subsidiaries, net of tax	57,961	—	—	(57,961)	—

Net income (loss)	$61,334	$58,174	$(213)	$(57,961)	$61,334

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the nine months ended September 30, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$131,590	$124,177	$5,437	$(129,614)	$131,590
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	6,948	3,239	(1,807)	—	8,380
Depreciation and amortization	6,993	6,350	424	—	13,767
Losses (earnings) from investments in joint ventures	1,190	(405)	42	—	827
Minority interests	—	—	1,974	—	1,974
Stock-based compensation	4,358	—	—	—	4,358
Equity in earnings of subsidiaries	(129,614)	—	—	129,614	—
(Contributions to subsidiaries) distributions from parent, net	(10,546)	5,896	4,650	—	—
Changes in assets and liabilities:
Contracts, mortgage notes and accounts receivable	(74,213)	(164,167)	(3,316)	(50,549)	(292,245)
Real estate inventories	(68,609)	(30,662)	(45,044)	—	(144,315)
Other assets	(79,567)	(9,259)	(2,838)	94,200	2,536
Accounts payable and other liabilities	61,057	60,374	58,270	(40,790)	138,911

Net cash (used in) provided by operating activities	(150,413)	(4,457)	17,792	2,861	(134,217)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(142,714)	—	6,156	—	(136,558)
Additions to property and equipment, net	(48,922)	11,576	(801)	—	(38,147)
Distributions from (contributions to) investments in joint ventures, net	1,400	(212)	(1)	—	1,187

Net cash (used in) provided by investing activities	(190,236)	11,364	5,354	—	(173,518)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	82,970	—	—	—	82,970
Net repayments on mortgages and notes payable	(5,080)	(14,041)	(3,788)	(2,861)	(25,770)
Proceeds from issuance of subordinated notes	300,000	—	—	—	300,000
Redemption of a portion of 10 5/8 senior subordinated notes	(48,385)	—	—	—	(48,385)
Purchase of treasury stock	(30,905)	—	—	—	(30,905)
Other	(1,506)	3,713	(2,099)	—	108

Net cash provided by (used in) financing activities	297,094	(10,328)	(5,887)	(2,861)	278,018

Net (decrease) increase in cash and cash equivalents	(43,555)	(3,421)	17,259	—	(29,717)
Cash and cash equivalents at beginning of period	84,839	9,413	7,721	—	101,973

Cash and cash equivalents at end of period	$41,284	$5,992	$24,980	$—	$72,256

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

(In thousands)

Condensed Consolidating Statements of Cash Flows

(continued)

	For the nine months ended September 30, 2004
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$61,334	$58,174	$(213)	$(57,961)	$61,334
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	8,649	(7)	(1,726)	5,333	12,249
Hurricane costs, net	3,740	1,840	—	—	5,580
Depreciation and amortization	6,387	5,685	55	—	12,127
Losses from investments in joint ventures	356	257	—	—	613
Minority interests	—	—	(2,145)	—	(2,145)
Stock-based compensation	778	—	—	—	778
Equity in earnings of subsidiaries	(57,961)	—	—	57,961	—
Distributions from subsidiaries (distributions to parent), net	39,249	(39,249)	—	—	—
Changes in assets and liabilities:
Contracts, mortgage notes and accounts receivable	(113,386)	183,634	1,161	(25,188)	46,221
Real estate inventories	(207,151)	(56,836)	(6,816)	—	(270,803)
Other assets	(39,446)	(6,974)	(816)	27,156	(20,080)
Accounts payable and other liabilities	65,527	(75,285)	24,211	(32,476)	(18,023)

Net cash (used in) provided by operating activities	(231,924)	71,239	13,711	(25,175)	(172,149)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(62,996)	—	9,479	—	(53,517)
Additions to property and equipment, net	(1,275)	(33,898)	(47)	—	(35,220)
Contributions to investments in joint ventures, net	(140)	(22)	—	—	(162)

Net cash (used in) provided by investing activities	(64,411)	(33,920)	9,432	—	(88,899)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	240,450	—	—	—	240,450
Net borrowings (repayments) on mortgages and notes payable	15,833	(31,278)	(7,417)	25,175	2,313
Other	(1,760)	(3,696)	(5,646)	—	(11,102)

Net cash provided by (used in) financing activities	254,523	(34,974)	(13,063)	25,175	231,661

Net (decrease) increase in cash and cash equivalents	(41,812)	2,345	10,080	—	(29,387)
Cash and cash equivalents at beginning of period	85,995	9,010	—	—	95,005

Cash and cash equivalents at end of period	$44,183	$11,355	$10,080	$—	$65,618

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004

Overview

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Total revenues	$621,887	$472,229	$1,758,406	$1,069,561
Total gross margin (a)	$132,448	$109,855	$414,094	$252,009
Net income	$39,710	$28,670	$131,590	$61,334

a)	Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of income for the details of other components that are part of consolidated income before income taxes for each period.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding and real estate services. For the three and nine months ended September 30, 2005, 90.9% and 83.4% of revenue and 95.5% and 76.9% of gross margin, respectively, were derived from our combined homebuilding operations.

For the three and nine months, total revenues increased 31.7% and 64.4% and gross margin increased 20.6% and 64.3%, respectively. The increase in revenues for the respective periods was driven primarily by the expansion of our traditional and tower homebuilding divisions and to a lesser extent, growth in real estate services and amenity operations. The traditional homebuilding division benefited from the continued contributions from the Northeast U.S. and Mid-Atlantic U.S. markets and delivery of homes from our increased backlog. The increase in tower revenues for the respective periods was primarily a result of an increase in the number of towers recognizing percentage-of-completion revenues compared to last year. The real estate services division continues to deliver revenue growth from increased transaction volume and higher average sales price per transaction.

Net income for the three months increased 38.5% primarily as the result of gross margin growth contributed by our traditional homebuilding and real estate services divisions, and was partially offset by our revised capitalized interest calculations, by an increase in selling, general and administrative expenses (SG&A) and expenses related to early repayment of debt.

Revenues, gross margin and net income for the nine months were positively impacted by the sale of approximately 500 acres of undeveloped land in Jupiter, Florida for $100.0 million in May 2005. This transaction produced approximately $77.0 million of gross margin.

Effective April 1, 2005, we revised our calculations of capitalized interest with respect to our traditional homebuilding and tower inventories, as prescribed by Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. We now include the underlying developed land costs in our calculation of capitalized interest for tower residences under construction, and include the underlying developed land costs and in-process homebuilding costs in our calculation of capitalized interest for traditional homes under construction. Capitalization ceases upon substantial completion of each home or tower. The effect of the revision had an immaterial impact on net income for the nine months ended September 30, 2005.

On October 24, 2005, Hurricane Wilma disrupted business in a portion of the our Florida market, including Miami, Fort Lauderdale, West Palm Beach/Boca Ration, Marco Island, Naples and Fort Myers/Cape Coral areas. Wesustained damage to landscaping at our amenities facilities, properties under development, traditional homes under construction and certain towers. We also experienced incremental costs resulting from storm preparation, cleanup and business interruption. Although we have insurance in place that covers damage to our properties and related losses including certain losses caused by the interruption of business, we believe the effects of the storm could have a significant impact on our earnings for the fourth quarter and full year results. We are in process of documenting all estimated losses and preparing claims for submission to our insurance carrier.

The timing of our new traditional homebuilding and tower product releases is expected to affect order growth comparisons over the next two quarters. Obtaining permits in certain locations continues to take longer than it has historically. New WCI communities in Florida and the Northeast, originally scheduled to open in the latter half of 2005, are now expected to commence selling in the first half of 2006. This timing change, along with the continued limiting of releases in certain existing communities are expected to cause orders in the fourth and first quarters of 2006 to potentially fall below year-ago levels. However, as new communities and towers open for sale in 2006, orders are expected to grow substantially, with order growth for all of 2006 expected to range from 20% to 40% on both a unit and dollar basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding

Traditional homebuilding

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Revenues	$300,439	$166,116	$740,726	$373,495
Gross margin	$59,449	$26,681	$128,954	$67,430
Gross margin percentage	19.8%	16.1%	17.4%	18.1%
Homes closed (units)	582	367	1,487	872
Average selling price per home closed	$516	$453	$498	$428
Lot revenues	$10,763	$10,615	$29,695	$12,754
Net new orders for homes (units)	423	585	1,583	1,947
Contract values of new orders	$279,374	$261,226	$1,030,915	$815,027
Average selling price per new order	$660	$447	$651	$419

	As of September 30,
	2005	2004
Backlog (units)	2,344	2,189
Backlog contract values	$1,451,746	$1,046,213
Average sales price in backlog	$619	$478
Active selling communities at end of the period	29	20

Traditional homebuilding revenues increased 80.9% and 98.3% for the three and nine months, respectively. Home deliveries increased 58.6% and 70.5% for the three and nine months, respectively. The increase in revenues and home deliveries for the respective periods was primarily due to the Florida market results. The Florida market contributed $94.9 million and $248.6 million to the increase in revenues and delivered an incremental 165 units and 454 units for the three and nine months, respectively. The increase in Florida revenues and home deliveries for the nine months was primarily due to construction delays caused by the hurricanes and permitting delays in late 2004 that pushed approximately 260 homes into the first nine months of 2005 and other increases in the delivery of homes from our increased backlog. The Northeast U.S. and Mid-Atlantic U.S. markets contributed $39.4 million and $118.7 million to the increase in revenues and an incremental 50 units and 161 units to home deliveries for the three and nine months, respectively.

Revenues were also favorably impacted in both periods due to the 13.9% and 16.4% increase in the average selling price per home closed, resulting from closing a larger portion of homes in our higher priced communities. In addition to a 16.9% and 14.8% increase contributed by the Florida market for the three and nine months, respectively, the increase for both periods was positively impacted by the $1.1 million average selling price per home closed achieved in the Mid-Atlantic U.S. market. The Northeast U.S. market experienced a 17.5% and 16.4% decrease in the average selling per home closed for both periods primarily due to the change in mix of products sold.

Lot revenues increased $148.0 thousand and $16.9 million for the three and nine months, respectively. The increase in lot revenues for the nine months was primarily due to the initial sales from one of our communities located in the West Coast Florida region and an increase in lot sales from existing communities located in the Florida market. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers.

The increase in the gross margin percentage for the three months ended was primarily due to the deceased amortization of the inventory step-up from our Northeast U.S. market, offset by increased interest included in cost of sales. The amortization of the inventory step-up decreased gross margin by approximately 140 and 300 basis points for the three months ended September 30, 2005 and 2004, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin percentage in the Florida market increased to 21.6% from 20.9% for the three months ended primarily due to the change in product mix delivered and improved operational efficiency. Gross margin percentage in the Florida market decreased to 18.3% from 21.2% for the nine months ended primarily due to higher raw material and labor costs where home deliveries were delayed. Due to construction commencement delays experienced in 2004 due to hurricanes and longer than expected permitting processes, the timeframe from initial customer contract to home delivery increased by up to as much as 12 to 18 months. Consequently home sales prices were under contract a year or longer before delivery and our actual costs were higher than estimated at the time of home sale. These effects and the purchase price accounting treatment of our Northeast U.S. and Mid-Atlantic U.S. homebuilding acquisitions, suppressed gross margins in the first nine months of 2005. Traditional homebuilding gross margins for the full year are expected to be in the 18% - 19.0% range.

Contract values of new orders increased 26.5% for the nine months due in part to the 70 units and $116.6 million of new orders contributed by the Northeast U.S. and Mid-Atlantic U.S. markets and a 55.4% increase in the average sales price. Contract values of new orders in the Florida market increased 10.5% and 13.3% for the three and nine months, respectively. Net new order units for the three and nine months decreased 162 units and 364 units, respectively, primarily due to reduced sales in our Florida communities offset by initial sales from the Mid-Atlantic U.S. market. The decrease in new order units in the Florida market for the three and nine months was primarily due to the Company’s decision to temporarily reduce product offerings in certain communities where strong demand coupled with lot supply constraints caused by permitting have extended backlog into 2006. The new orders for the nine months ended was also impacted by the sell-out of three communities offset by the addition of one new community in the Florida market.

The 38.8% increase in backlog contract values reflects a 7.1% increase in backlog units combined with a 29.5% increase in the average sales price of homes under contract to $619 thousand in 2005 compared to $478 thousand in 2004. The increase in backlog contract values and units can be attributed to increased homebuilding sales and price increases for the nine months ended combined with closing delays in the Florida market and, to a lesser extent, the contributions from the Northeast U.S. and Mid-Atlantic U.S. markets, which had a combined 356 units and $299.2 million in backlog at September 30, 2005.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tower homebuilding

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Revenues	$254,023	$241,101	$696,436	$524,977
Gross margin	$63,839	$75,505	$181,257	$161,651
Gross margin percentage	25.1%	31.3%	26.0%	30.8%
Net new orders (units)	333	421	844	770
Contract values of new orders	$387,625	$428,496	$897,756	$841,055
Average selling price per new order	$1,164	$1,018	$1,064	$1,092
Towers under construction recognizing revenue	18	11	20	16

	As of September 30,
	2005	2004
Cumulative contracts (units)	1,915	1,172
Cumulative contract values	$2,153,769	$1,374,398
Less: Cumulative revenues recognized	(1,097,385)	(546,187)

Backlog contract values	$1,056,384	$828,211

Average sales price in backlog	$1,125	1,173

Tower revenues increased 5.4% and 32.7% for the three and nine months ended, respectively. The increase for the respective periods was primarily due to the increase in the number of towers recognizing percentage-of-completion revenues, offset by a decrease in revenue from the sale of completed tower units. The three months ended September 30, 2004 benefited from the initial revenue recognition of one tower which contributed approximately $104.2 million compared to $37.6 million for same period in 2005.

The increase percentage-of-completion revenues in the respective periods was primarily related to the increase in the number of buildings under construction recognizing revenue and the progression of completion in towers that were under construction in the comparable periods. The Tower division began construction on 12 towers during 2004 while only six towers were completed in 2004. During the quarter ended September 30, 2005, two new towers began recognizing percentage-of-completion revenues and two towers were completed. Revenue from the sale of completed tower units decreased for the three and nine months primarily due to the reduction in the number of completed tower units in inventory available for sale. At the beginning of January 2004 and 2005, we had 139 and 84 completed tower units in inventory available for sale, respectively.

The decrease in gross margin percentage for the three and nine months was primarily due to: (1) a shift in the mix of towers under percentage-of-completion toward a greater proportion of moderately-priced, lower margin towers, (2) the reduced margin from the closings of completed tower units which averaged approximately 25.1% and 29.8% margin in 2005 compared to 32.9% and 35.3% for the respective periods in 2004, (3) revisions to our interest capitalization calculations for our tower inventories and (4) a $2.0 million net charge to cost of sales in the three months ended due to reductions in estimated gross margin associated with towers under construction and/or closed out during the quarter. The comparable periods in 2004 benefited from the realization of $3.9 million and $11.5 million in construction and sales incentive cost savings on certain completed buildings. Tower homebuilding gross margins for the full year are expected to be in the 25% - 27% range.

The contract values of new orders decreased 9.5% and increased 6.7% for the three and nine months, respectively. The decrease in contract values of new orders for the three months was primarily due to the decrease in finished inventory available for sale and a decline in the number of towers converting to contract. During the three months ended September 30, 2005, we converted two towers containing 212 units compared to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

five towers containing 626 units in the comparable prior year period. The increase in contract values of new orders for the nine months was primarily due to the conversion to firm contract of 514 units in nine towers with a sales value of $540.6 million compared to 537 units with a sales value of $490.8 million converted to contract in the first 9 months of 2004. The average selling price per new order increased 14.3% for the three months primarily due to the conversion of firm contracts in higher priced, premium located towers, during the three months ended.

The 27.6% increase in backlog contract values was due to the 56.7% increase in cumulative contract values offset by a 100.9% increase in cumulative revenues recognized. The increase in cumulative contract values for the period September 30, 2004 to September 30, 2005 was primarily due to the $1.0 billion increase in net new contract orders offset by the delivery of $251.7 million in contracts associated with completed towers. The $551.2 million increase in cumulative revenues recognized relates to the progression of percentage-of-completion in new and existing towers offset by the reduction in cumulative contracts associated with the towers that were completed and delivered to customers during the period September 30, 2004 to September 30, 2005.

Real estate services

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Revenues	$40,905	$33,325	$128,513	$103,597
Gross margin	$6,648	$4,716	$22,180	$16,644
Gross margin percentage	16.3%	14.2%	17.3%	16.1%

Real estate services revenues, including real estate brokerage, mortgage banking, and title operations for the three and nine months increased 22.7% and 24.1%, respectively, primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations.

Prudential Florida WCI Realty brokerage transaction volume increased 4.5% to 2,848 closings from 2,726 in the third quarter of 2004, and 11.5% to 9,306 from 8,344 for the nine months ended September 30, 2004. The increase in the number of transactions is due to the opening of new offices, the relocation of existing offices to larger locations, sales office acquisitions, and general growth in the real estate market. Compared to the three and nine months in 2004, the average brokerage transaction price increased 21.7% and 16.7%, respectively, due to favorable real estate market conditions. The increase in gross margin percentage for the respective periods was primarily due to increased efficiency in the real estate brokerage and mortgage banking operations.

We anticipate revenue growth in real estate services to continue through 2005 due to the increased transaction volume and higher average sales prices within the Prudential Florida WCI Realty brokerage business.

Amenity membership and operations

	For three months ended September 30,		For nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Revenues	$13,038	$10,245	$56,814	$37,295
Gross margin	$(1,544)	$(2,604)	$(3,821)	$(1,879)
Gross margin percentage	(11.8%)	(25.4%)	(6.7%)	(5.0%)

Total amenity membership and operations revenues increased 27.3% and 52.3% for the three and nine months, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Equity membership revenues for the three and nine months increased $1.1 million and $13.5 million, respectively. The increase for the three months ended was primarily due to the sale of luxury equity memberships from two of our clubs located in the East Coast Florida region. The increase for the nine months ended is primarily due to the conversion from the deposit method to the cost recovery method at two equity membership clubs located in the East Coast Florida region and the final sale of equity memberships at an existing club located in the West Coast Florida region. In general, the sale of luxury equity memberships continue to be affected by reduced demand in the West Coast Florida region.

Membership dues and amenity service revenues increased $1.5 million and $5.8 million for the three and nine months, respectively, due to the initial operations of new amenity facilities located throughout the Florida market and increasing annual membership fees.

The improvement in gross margin percentage for the three months was primarily due to improved operational efficiency in new and existing amenity facilities. The decline in the gross margin percentage for the nine months was primarily due to the increased overhead costs associated with operating new and existing amenity facilities.

Amenity gross margins continue to be adversely impacted by the slow demand for luxury equity memberships and increased start-up deficits associated with new amenity operations.

Land sales

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Revenues	$899	$9,230	$100,899	$12,916
Gross margin	$635	$2,422	$163,293	$4,105
Gross margin percentage	70.6%	26.2%	76.5%	31.8%

In May 2005, we closed on the sale of a 506 acre parcel in Jupiter, Florida for $100.0 million in revenue and $76.6 million in gross margin resulting in an increase in land sales revenues and gross margin for the nine months ended. Land sales are expected to continue in the future but will vary significantly in amount and timing.

Other income and expense

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Equity in losses from joint ventures	$1,923	$1,339	$827	$613
Other income	(964)	(4,534)	(4,917)	(21,161)
Hurricane (recoveries), losses net	(503)	5,580	(2,364)	5,580
Selling, general and administrative expense, including real estate taxes	48,636	46,730	163,293	128,285
Interest expense, net	9,255	11,670	25,016	30,205

Other income for the three and nine months ended decreased $3.6 million and $16.2 million, respectively, primarily due to the completion of collections from the sale of our Bighorn investment. We collected and recognized $18.2 million in the first nine months of 2004 from the sale of Bighorn. The remaining unpaid commitment of $1.8 million was collected in January 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the nine months ended September 30, 2005, we recorded an additional $3.6 million in insurance recoveries primarily related to damages caused by Hurricane Ivan to our properties near Pensacola, Florida offset by additional costs of $1.2 million related to repairs associated with damages caused by the four hurricanes in the third quarter of 2004. The insurance carrier is in the process of reviewing claims documentation. The final insurance recoveries cannot be determined until the claim review is completed.

Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 4.1% to $48.6 million and 27.3% to $163.3 million for the three and nine months, respectively. General and administrative (G&A) costs increased 2.7% and 37.6% for the respective periods. The increase for the nine months ended was primarily due to the increase in salaries and benefits related to increased staffing associated with the continued expansion of our business, the addition of our Northeast and Mid-Atlantic U.S. operations, an increase in estimated incentive compensation for achievement of Company performance goals, as well as a $2.5 million retirement bonus paid to our retiring Chief Executive Officer that was approved by the Board of Directors and expensed in February 2005. Marketing expenditures increased 11.4% and 20.6% for the respective periods due to the increase in advertising in new and existing communities, an increase in costs associated with opening sales offices, incremental costs from operating existing sales offices and the addition of our Northeast and Mid-Atlantic U.S. operations. As a percentage of total revenues, SG&A for the three months ended decreased to 7.8% in 2005 from 9.9% in 2004 and for the nine months ended decreased to 9.3% from 12.0% for the same period in 2004.

For the three and nine months ended, interest expense, net of capitalization, decreased 20.7% and 17.2%, respectively, due to a greater increase in interest capitalized than in interest incurred. The 28.8% and 27.5% increase in interest incurred was primarily a result of the increase in the weighted average outstanding debt balance for the respective periods in 2005 as compared to 2004. The increase in overall debt was primarily related to increased development activities and acquisitions. The increase in interest capitalized is primarily the result of the revised calculations of capitalized interest related to our traditional homebuilding and tower inventories effective April 1, 2005.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of September 30, 2005, we had $72.3 million of cash and cash equivalents and approximately $601.3 million available to draw under our senior unsecured credit facility.

We use cash flows from operations to build inventory additions, land acquisitions, land improvements and amenity facilities. Including land acquisitions, net additions to real estate inventories were approximately $144.3 million for the nine months ended September 30, 2005. During the first nine months of the year, we acquired approximately $130.0 million in additional land. We expect real estate inventories to increase as we are currently searching for and negotiating to obtain control of additional land for future communities through land purchases, land purchase options or developed lot takedown option arrangements.

For the nine months, our cash flows from operations were impacted by a $333.4 million increase in contracts receivable reflecting the increase in percentage-of-completion revenue recognition in tower units under contract that are now being constructed offset by the cash proceeds received from closing two towers during the third quarter. We expect to collect a portion of the remaining contracts receivable during the next three to six months as six tower closings are planned to occur, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% of non-cancelable contacts have resulted in cancellation or default. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the year, approximately $136.6 million of cash was used in investing activities for the purchase of Renaissance Housing Corporation and $38.1 million to develop golf courses and club facilities and acquire corporate assets.

For 2005, financing activities provided net cash from borrowings on the senior unsecured credit facility, the revolving credit construction loan agreement, other project loans, the issuance of $200.0 million in senior subordinated notes in March 2005 and $100.0 million of junior subordinated notes in September 2005. The proceeds from each bond issuance were used to repay the outstanding balance of the senior unsecured credit facility. During the nine months ended September 30, 2005, we used $48.4 million and $30.9 million in cash to repurchase a portion of our outstanding 10 5/8% senior subordinated notes and one million shares of our common stock, respectively. We recognized expenses related to the debt redemption of approximately $4.3 million, which primarily represented the purchase premium above par value, which we paid. In October 2005, the Company’s Board of Directors authorized the repurchase of up to five million shares of our common stock from time to time based upon certain parameters.

We utilize a revolving credit construction loan to fund tower development activities. In September 2005, we entered into an amended and restated revolving credit construction loan agreement that replaces the previous $290.0 million revolving tower construction loan. The loan agreement provides for a $390.0 million revolving tower construction loan, which may increase to $440.0 million if certain conditions are met. The loan matures December 31, 2008, subject to extensions at the Company’s request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. At September 30, 2005 approximately $115.6 million was outstanding on this facility. In addition, the Company has a construction loan for another tower which was repaid as of September 30, 2005 and extinguished in October 2005.

We utilize a senior unsecured revolving credit facility primarily to fund land acquisitions, land improvements and home construction and for general corporate purposes. In September 2005 the revolving loan commitment was increased to $875.0 million. At September 30, 2005, approximately $273.7 million was outstanding on this loan.

Our wholly owned finance subsidiary, Financial Resources Group, Inc., utilizes a $23.0 million bank warehouse facility to fund mortgage loan originations. As of September 30, 2005, approximately $19.4 million was available for borrowing under the warehouse facility.

At September 30, 2005, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, senior unsecured credit facility, revolving credit construction loan facility, warehouse credit facility and junior subordinated notes.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact to our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At September 30, 2005, one of our unconsolidated joint ventures had obtained

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

third-party financing of $20.5 million, of which $15.7 million is outstanding. Under the terms of the agreement, we provide a guarantee for our pro-rata share of the amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of September 30, 2005, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs and we did not have any material lot purchase arrangements in which we were compelled to exercise the option. As of September 30, 2005, we had land and lot option contracts aggregating $279.9 million net of deposits, to acquire approximately 3,600 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits any other payments which may be due to the landowner and other pre-development costs, which totaled $35.4 million at September 30, 2005.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At September 30, 2005, we had approximately $39.5 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $115.0 million at September 30, 2005, are typically outstanding over a period of approximately one to five years.

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

INFLATION

The homebuilding industry is affected by inflation as it relates to the cost to acquire land, land improvements, homebuilding raw materials and subcontractor labor. The continued growth in the homebuilding and other construction related industries and increases in the cost of petroleum has resulted in increased costs to obtain certain building materials, including lumber, drywall, steel, concrete and asphalt. We compete with other builders and real estate developers for raw materials and labor. On certain occasions we have experienced vendors limiting the supply of raw materials which slows the land, home and tower development process and requires us to obtain raw materials from other vendors, typically at higher prices. Unless these increased costs are recovered through higher sales prices, our gross margins would be impacted. Because the sales price of our homes in backlog are fixed at the time a buyer enters into a contract to acquire a home, any inflation in the costs of raw materials and labor costs greater than those anticipated may result in lower gross margins.

In general, if interest rates continue to increase, construction and financing costs could increase, which would result in lower future gross margins. Increases in home mortgage interest rates may make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to interest rate risk on the variable rate portion of our debt.

Our Annual Report on Form 10-K for the year ended December 31, 2004 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The following table sets forth, as of September 30, 2005, the Company’s debt obligations, principal cash flows by scheduled maturity (excluding interest payments) weighted average interest rates and estimated fair market values.

	2005	2006	2007	2008	2009	Thereafter	Total	FM Vat 9/30/05
Debt:
Fixed rate	$—	$—	$—	$—	$—	$1,051,615	$1,051,615	$1,090,806
Average interest rate	—	—	—	—	—	8.14%	8.14%
Variable rate	$3,692	$1,600	$—	$408,550	$13,550	$—	$427,392	$427,392
Average interest rate	5.68%	6.75%	—	6.03%	—	—	5.84%

*	excludes premium of $2,513

ITEM 4.	CONTROLS AND PROCEDURE

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of equity securities by the issuer and affiliated purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July, 2005	-0-	N/A	N/A	N/A
August, 2005	1,000,000	$30.90	1,000,000	-0-
September, 2005	-0-	N/A	N/A	N/A
Total	1,000,000	$30.90	1,000,000	N/A

(1)	The repurchase program was adopted by the WCI Board of Directors on August 9, 2005, and publicly announced on August 10, 2005. The WCI Board of Directors authorized the purchase of 1,000,000 shares of WCI common stock. All shares authorized under the repurchase program were repurchased no later than August 26, 2005.

(2)	WCI has no other equity repurchase program at the present time.

Item 6.	Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (2)

10.1	Second Amendment to the 1998 Non-Employee Director Stock Incentive Plan as Restated May 21, 1999.**

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, Chief Executive Officer.**

31.2	Rule 13a-14(a) certification by James P. Dietz,, Chief Financial Officer.**

32.1	Section 1350 certification by Jerry L. Starkey, Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

PART II. OTHER INFORMATION

(Continued)

32.2	Section 1350 certification by James P. Dietz, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Filed herewith.

(1)	Incorporated by reference to the exhibits in the Form 8-K Current Report previously filed by WCI Communities, Inc. on May 24, 2005 (Commission File No. 001-31255).

(2)	Incorporated by reference to the exhibits in the Form 10-Q filed by WCI Communities, Inc. for the quarterly period ended June 30, 2005 (Commission File No. 001-31255).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: November 1, 2005	/s/ JAMES P. DIETZ
James P. Dietz
Senior Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)