Form 10-Q/A
period 2005-09-30
WCI COMMUNITIES INC
filed 2005-11-02
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A to WCI Communities, Inc.’s (the “Company”) quarterly report on Form 10-Q for the three and nine months ended September 30, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on November 1, 2005 (“Original Filing”), is being filed to correct a typographical error in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Land Sales”. The land sales gross margin for the nine months ended September 30, 2005 should be revised to $77,221 from $163,293. Other than the correction of the typographical error, the information contained in this Form 10-Q/A is unchanged from the Company’s Original Filing with the SEC.

WCI COMMUNITIES, INC.

Form 10-Q/A

For the Quarter Ended September 30, 2005

INDEX

		Page No.
Part I.	Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Part II.	Other Information

Item 6.	Exhibits	31

SIGNATURE

Certifications

i

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

Land sales

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
Revenues	$899	$9,230	$100,899	$12,916
Gross margin	$635	$2,422	$77,221	$4,105
Gross margin percentage	70.6%	26.2%	76.5%	31.8%

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, Chief Executive Officer.**

31.2	Rule 13a-14(a) certification by James P. Dietz,, Chief Financial Officer.**

**	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: November 1, 2005	/s/ JAMES P. DIETZ
James P. Dietz
Senior Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)