Form 10-K
period 2005-12-31
WCI COMMUNITIES INC
filed 2006-03-16
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☑        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2005, the aggregate market value of the Common Stock held by non-affiliates (all persons other than officers and directors of Registrant) of the Registrant was approximately $1,325,235,000.

As of March 10, 2006, there were 44,656,200 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2006 annual meeting of shareholders scheduled to be held on May 17, 2006 are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end December 31, 2005.

WCI COMMUNITIES, INC.

i

PART I

ITEM 1.	BUSINESS

GENERAL

WCI Communities, Inc. (the Company or WCI), a Delaware corporation that was formed in August 1998 through predecessor companies, is a fully integrated homebuilding and real estate services company with over 50 years of experience in the design, construction and operation of leisure-oriented, amenity-rich master-planned communities. We began our operations in Florida through companies that principally focused on developing amenitized communities in the state. In the late 1990’s, we changed our business model to capture greater revenues and gross margins by becoming the principal homebuilder in most of our communities. In May 2004, we initiated homebuilding operations outside of Florida with the acquisition of Spectrum Communities, a developer and homebuilder based in the Northeast U.S. In February 2005, we acquired Renaissance Housing Corporation, a homebuilder and high-rise tower developer based in the Mid-Atlantic U.S. These acquisitions, which are fully integrated with our operations, established our position in the Northeast and Mid-Atlantic U.S. luxury residential markets and broaden our capabilities to take advantage of future opportunities in the mid- and high-rise urban residential market. When this report uses the words “we,” “us,” and “our,” these words refer to WCI Communities, Inc. and its subsidiaries, unless the context otherwise requires.

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

We conduct development and homebuilding operations in the following markets:

•	Florida:

•	East Coast—Miami/Fort Lauderdale/Miami Beach, West Palm Beach/Boca Raton, Vero Beach, Daytona Beach and Jacksonville; and

•	West Coast—Naples/Marco Island, Cape Coral/Fort Myers, Sarasota/Bradenton/Venice, Tampa/St. Petersburg/Clearwater/Ocala and Pensacola; and

•	New York—Dutchess, Rockland, Suffolk and Westchester counties; and

•	New Jersey—Hudson and Middlesex counties; and

•	Connecticut—Fairfield County; and

•	Massachusetts—Middlesex County; and

•	Virginia—Arlington, Fairfax and Loudon counties; and

•	Maryland—Columbia

As of December 31, 2005, we have 61 locations where we are building single- and multi-family homes or mid- and high-rise residential units or operating amenity facilities. In total, we control over 17,500 acres of land, where we plan to develop approximately 22,000 residences.

Since we market our products to move-up, pre-retirement and retirement leisure-oriented home purchasers, we expect to benefit from favorable demographic and economic trends, including the aging of the “baby-boom” generation, the growing inter-generational wealth transfer to our target demographic segment, and the increasing affluence of the pre-retirement and retirement-aged population.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding, and real estate services. We also develop and operate amenity facilities, sell selected land parcels, and enter into real estate joint ventures, generally within our communities. See Note 2 to the consolidated financial statements for further information regarding our business segments for each of the three years ended December 31, 2005, 2004 and 2003.

HOMEBUILDING ACTIVITIES

Traditional homes

We design, sell and build traditional homes serving primary, second and retirement home buyers. Our homes range from approximately 1,080 square feet to 10,200 square feet in living space and are priced from over $200,000 to over $4.5 million, with an average selling price per new order for the year ended December 31, 2005 of $675,000. We build most of these homes within our master-planned communities, which often feature attractive amenities, including hotels, such as Ritz-Carlton, Hyatt, Regent International, and Starwood’s luxury collection. Many of our communities also include golf courses designed by Raymond Floyd, Peter Jacobson, Greg Norman and other notable golf course architects. We believe that this approach increases the value of our homes and communities and helps us attract affluent purchasers. Additionally, we sometimes sell selected lots directly to other builders and ultimate consumers for the design and construction of large custom homes.

Sales.    We generally advertise in newspapers, magazines, and on billboards. The Internet is an important resource we use in promoting and in providing information to our customers. A visitor to our web site, www.wcicommunities.com, can obtain detailed information regarding our communities and homes.

We maintain sales centers with community scale models and lifestyle and home demonstration displays. We also maintain professionally decorated model homes staffed by our own sales personnel, which demonstrate the features of our products and the community lifestyles. Local realtors are integral to our marketing process and significantly impact our sales activities in many of our communities. We offer customers a wide selection of standard options and upgrades to finish their homes. In addition, some of our larger communities offer design studios staffed with professional designers where the many options and upgrades available to purchasers of our products are displayed and demonstrated prior to incorporation into a home. We maintain and manage an inventory of homes that are available immediately or within a few months.

We employ a wide range of sales incentives to market our homes to prospective buyers. These incentives generally fall into one of three categories: (1) cash discounts against the purchase price or credits towards options and upgrades from the standard home features; (2) golf or sports club memberships, automobiles and/or other tangible merchandise provided free or at a reduced price; and (3) payment of the buyer’s loan closing costs, travel related expenses, and/or certain future expenses for a limited time period such as ad valorem taxes or property owner’s association assessments. The use of incentives depends largely on local economic and competitive market conditions.

Our customer sales process begins when a potential home purchaser visits one of our many communities and decides to buy one of our homes, at which point the home purchaser signs a non-binding deposit agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the home site or unit that the home purchaser has selected and will generally lock in the base price of the home. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog (homes under contract but not yet delivered to home buyers).

Subsequent to completing the home purchaser qualification process, the home purchaser will enter into a binding sales agreement and provide us with a non-refundable cash payment that averages approximately 10% of the total purchase price of the home. Reported new orders include the number and value of contracts net of any cancellations occurring during the reporting period. Only outstanding sales agreements that have been signed by both the home purchaser and us are included in backlog.

Backlog.    At December 31, 2005 and 2004, we had a backlog of signed contracts for 1,697 and 2,109 traditional home units, respectively, with sales values aggregating $1.2 billion and $1.0 billion, respectively. We expect to deliver approximately $1.0 billion of our backlog at December 31, 2005 within the next twelve months.

Construction.    We typically act as the general contractor in the construction of our residences. Our employees provide purchasing and quality assurance for, and construction management of, the homes we build, while the material and labor components of our houses are provided by subcontractors. Depending upon the size and complexity of a home’s design, the availability of labor, materials and supplies, our construction time ranges from about 4 to 12 months for our single and multi-family homes.

Tower residences

We design, sell and build luxury residential towers and condominium hotels targeted to affluent, leisure-oriented home purchasers. Residences available for sale in our towers range in size from approximately 1,800 square feet to 11,700 square feet in living space and are priced from over $690,000 to over $9.0 million. The average selling price per new order for a tower unit in 2005 was approximately $1.1 million. Our towers with remaining inventory to sell or under construction range in size from 5 to 30 stories and include 15 to over 300 residences.

In 2004, we entered into the design, marketing and development of two condominium hotels located in the Miami and Singer Island, Florida markets, respectively. The Miami development will consist of up to a 124-unit resort-hotel managed by Regent International Hotels and a 185-unit residential tower. The Singer Island development will consist of up to a 239-unit resort-hotel managed by Starwood Hotels & Resorts Worldwide, Inc. and a 66-unit residential tower. Each condominium hotel unit will be sold to individual buyers. The resorts plan to offer an array of amenities such as, but not limited to: a gourmet signature restaurant; elite in-residence spa, swimming pool and cabanas; 24-hour concierge, butler, room and valet services.

Design.    We commence the design and planning of towers by conducting extensive research relating to the market, customer base, product requirements, pricing and absorption. Our research effort is directed by project managers specializing in the development of towers. Based on the results of this research, we organize an experienced team of architects, engineers and specialty consultants under the leadership of the project manager to create the design of the tower. We also contract for the services of an experienced third party general contractor during the early stages to assist in design, engineering and the estimation of construction costs.

Sales.    Once the design for a tower has been completed and its construction costs have been estimated, marketing of the residences commences. We generally advertise in newspapers, magazines and on billboards. The Internet is an important resource we use in promoting and in providing information to our tower customers. A visitor to our web site, www.wcicommunities.com, can obtain detailed information regarding our communities and tower residences.

We maintain sales centers with community scale models and lifestyle and home demonstration displays. Our sales associates assist prospective homebuyers with floor plans, price information and tours of model homes, if available. Brochures, scaled architectural models, walk-in kitchen and bathroom models and other marketing materials are used to assist sales associates in explaining and demonstrating the tower residences to be built. Local realtors are integral to our marketing process and significantly impact our sales activities in many of our communities. We sometimes use various sales incentives in order to attract tower residence buyers. These incentives generally fall into one of three categories: (1) cash discounts against the purchase price, (2) golf or sports club memberships, automobiles and/or other tangible merchandise provided free or at a reduced price; and (3) payment of the buyer’s loan closing costs, travel related expenses, and/or certain future expenses for a limited time period such as ad valorem taxes or property owner’s association assessments. The use of incentives depends largely on local economic and competitive market conditions.

In general, our customer sales process begins when a potential purchaser visits one of our many communities and decides to buy one of our tower residences, at which point the tower residence purchaser signs a non-binding reservation agreement and provides a small, refundable deposit. This deposit will reserve, for a short period of time, the tower residence or unit that the tower residence purchaser has selected. Because these deposit agreements are non-binding, they are not recorded as signed contracts, nor are they recorded in backlog.

Subsequent to completing the tower residence purchaser qualification process, the tower residence purchaser will enter into a sales agreement and provides us with cash payments of approximately 10% to 30% of the total purchase price of the tower residence, as specified in each particular sales agreement. The sales agreement typically involves a short rescission period, after which, the agreement becomes binding on both parties and the deposit becomes partially or entirely non-refundable, subject to HUD regulations, if applicable. Reported new orders include the number and value of contracts net of any cancellations occurring during the reporting period. Only outstanding sales agreements that have been signed by both the home purchaser and us are reporting are included in backlog.

Backlog.    At December 31, 2005 and 2004, we had a backlog of signed contracts with sales values aggregating $857.9 million and $852.6 million, respectively. We expect to recognize approximately $403.0 million, $371.0 million and $84.0 million of revenue from our backlog in 2006, 2007 and 2008, respectively.

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

Generally, construction is not commenced until a substantial number of units are under non-cancelable contracts. We will generally collect from each purchaser cash deposits over a period of time ranging from 10% to 30% of a residence purchase price to cover a portion of estimated construction costs. Once construction is completed, closings of sold residences usually occur within one month, at which time we are paid the balance of the purchase price for the residences sold. Over our 17 year history of building towers, approximately 1% of the contracts for which nonrefundable contract deposits were collected by us defaulted on the obligation to close the purchase of the tower unit; however, there can be no assurance that our cancellations or defaults will not increase in the future.

REAL ESTATE SERVICES

Realty brokerage

We have a franchise agreement with Prudential Real Estates Affiliates, Inc. that allows us to provide exclusive residential brokerage services as Prudential Florida WCI Realty in seven geographic areas across nine counties in Florida and commercial brokerage services in Naples, Florida. The exclusive franchise areas are in Lee, Collier, Martin, Palm Beach, Broward, Charlotte, and Dade Counties and in portions of Hillsborough and Manatee Counties. As consideration under the agreement, we pay Prudential a royalty based on gross commission revenue on a monthly basis. Additionally, through a separate subsidiary, we provide new home and certain resale brokerage services. At December 31, 2005, our realty brokerage operations had 41 offices and approximately 2,000 sales agents.

Title insurance

We provide title insurance and closing services through WCI Title which underwrites its policies on behalf of large national title insurers and derives its revenues from commissions on title insurance premiums and closing services provided to our customers, third party residential closings and commercial closings.

Mortgage banking

We provide residential mortgage banking services to our buyers, as well as third party purchasers through our subsidiary, Financial Resources Group, Inc., which also does business as WCI Mortgage. WCI Mortgage originates home mortgages which are subsequently sold to mortgage investors. These mortgages are sold at prices established in commitments obtained from mortgage investors prior to the time the mortgages are originated. The mortgages are funded through a bank warehouse facility and advances under our corporate senior unsecured revolving credit facility.

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

OTHER INVESTMENTS

We selectively enter into business relationships through partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, timeshare, amenities, and/or real estate services projects. As of December 31, 2005, we participated in 11 real estate joint ventures, including six that are consolidated in our financial statements. We may be required to make additional cash contributions to the partnerships and joint ventures pursuant to agreements.

MARKETING

We believe our proprietary marketing systems and the depth of experience of our marketing group create an increased number of selling opportunities for us and enhance our marketing presence and brand recognition. Our marketing programs reach prospective purchasers, locally, nationally and internationally through advertisements placed in demographic specific periodicals and other media. When a prospective purchaser responds to one of our advertisements or our website, specific property information is provided to them and purchaser-specific information is entered into our database creating a personalized customer record, which is used to record every interaction we have with this prospective purchaser. We believe that our relationship and database marketing results in the efficient use of expenditures and results in a greater conversion rate of interested parties to buyers.

LAND ACQUISITION POLICY

We complete market studies and other analyses before entering into a contract to acquire land. We generally purchase land or obtain an option to purchase land, which may require certain site improvements prior to construction including site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. We may enter into land development joint ventures from time to time as a means of accessing land, reducing our risk profile, leveraging our capital base and enhancing our returns on capital.

The majority of the land we acquire typically includes all necessary entitlements (zoning, master development plan approvals and environmental impact approvals) so that we have the right to begin development or construction. In certain circumstances, we will purchase land without all necessary entitlements where we identify an opportunity to build on the property in a manner consistent with our strategy. Although entitlements are typically obtained prior to the acquisition of land, we are usually required to obtain other governmental approvals and permits during the course of land development and construction of residences.

Our land purchase agreements are typically subject to a number of conditions including, but not limited to, our ability to obtain necessary governmental approvals. If all governmental approvals are not obtained prior to a pre- determined contractual deadline, we may extend the deadline or cancel the contract and our initial deposit will be returned to us. In addition, we typically have the right to cancel any of our agreements and forfeit our deposit. In such instances, we generally are not able to recover any pre-development costs.

We have land currently under our control for which we have obtained approvals or are seeking approvals. There can be no assurance that we will be successful in securing the necessary development approvals for the land currently under our control. The inability to locate an adequate land supply or to obtain necessary governmental approvals may limit our ability over the long-term to maintain current levels of development activities.

OUR COMMUNITIES

Our expertise in development and in-depth market knowledge enable us to successfully identify attractive land acquisition opportunities in highly sought-after Florida coastal, Northeast and Mid-Atlantic United States major commuter markets, efficiently manage the development, and maximize the land value.

The following table sets forth summary information about our communities, including remaining acres, remaining entitled units and remaining number of tower sites.

Our communities

As of December 31, 2005

Region	Number of communities (10)	Approximate remaining acres	Approximate remaining entitled units (11)	Number of remaining tower sites (12)
Florida
East Coast (1)	19	4,000	11,500	19
West Coast (2)	17	11,800	20,000	53
New York (3)	6	900	1,400	1
New Jersey (4)	2	5	200	1
Connecticut (5)	1	300	1,200	—
Massachusetts (6)	—	10	200	3
Virginia (7)	14	600	700	1
Maryland (8)	2	10	200	1

Total (9)	61	17,625	35,400	79

(1)	Florida: East Coast—Miami/Fort Lauderdale/Miami Beach, West Palm Beach/Boca Raton, Vero Beach, Daytona Beach and Jacksonville; and
(2)	Florida: West Coast—Naples/Marco Island, Cape Coral/Fort Myers, Sarasota/Bradenton/Venice, Tampa/St. Petersburg/Clearwater/Ocala and Pensacola; and
(3)	New York—Dutchess, Rockland, Suffolk and Westchester counties; and
(4)	New Jersey—Hudson and Middlesex counties; and

(5)	Connecticut—Fairfield County; and
(6)	Massachusetts—Middlesex County; and
(7)	Virginia—Arlington, Fairfax and Loudon counties; and
(8)	Maryland—Columbia
(9)	Of the approximate total remaining acres, entitled units and tower sites, approximately 3,400 acres, 5,300 units and 14 tower sites, respectively, were not owned by us, but were controlled through options or contracts.
(10)	Includes communities where we are building traditional homes or residential tower units or operating amenity facilities or selling equity memberships.
(11)	Entitlement is the approval to develop the property for the specific planned use under state and local planning laws. The number of entitled units shown in the table above represents the maximum number of units expected to be allowed under such approvals. We usually build fewer than the maximum number of entitled units. We currently plan to develop approximately 22,000 units in these communities. Units are comprised of single- and multi-family homes as well as mid-rise and high-rise residences.
(12)	Excludes 7 completed towers where we offer finished units for sale.

EMPLOYEES

At December 31, 2005, we had approximately 3,800 employees. We have no unionized employees and believe that our relationship with our employees is good. We believe that we offer a desirable and attractive selection of employee benefits to assist in recruiting and retaining employees.

SEASONALITY

We have historically experienced, and in the future expect to continue to experience, seasonal variability in revenue, profit and cash flow. Factors expected to contribute to this variability include: the timing of the introduction and start of construction of new towers; the timing of tower residence sales; the timing of closings of homes, lots and parcels; our ability to continue to acquire land and options on land on acceptable terms; the timing of regulatory approvals for development and construction; the condition of the real estate market and general economic conditions in Florida, Northeast and Mid-Atlantic United States; prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes; weather conditions; and the cost and availability of materials and labor.

Our historical financial performance is not necessarily a meaningful indicator of future results, and, in particular, we expect financial results to vary from project to project and from quarter to quarter. Our revenue may therefore fluctuate significantly on a quarterly basis, and we believe that quarter-to-quarter comparisons of our results should not be relied upon as an indication of future performance. Historically, 30% to 40% of our total revenues are generated in our fourth quarter.

COMPETITION

The homebuilding industry and real estate development is highly competitive and we compete against numerous developers and others in the real estate business in and near the areas where our communities are located. We, therefore, may be competing for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources. Competition generally may increase the bargaining power of property owners seeking to sell, and industry competition may be increased by future consolidation in the real estate development industry.

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

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website (http://www.wcicommunities.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

We also have a Corporate Governance webpage. You can access our Corporate Governance webpage through our Internet site, www.wcicommunities.com by clicking on the “Governance” link to the heading “Investors.”

ITEM 1A.	RISK FACTORS

Investors are cautioned that certain statements contained in this document, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings, cash flows or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance.

If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

The following cautionary discussion of risks and uncertainties relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us.

Significant Capital Requirements—If we are not able to raise sufficient capital to enhance and maintain the operations of our properties and to expand and develop our real estate holdings, our revenues, financial condition and results of operations could be negatively impacted.

We operate in a capital intensive industry and require significant capital expenditures to maintain our competitive position. Failure to secure needed additional financing, if and when needed, may limit our ability to grow our business which could reduce our revenues and results of operations. We expect to make significant capital expenditures in the future to enhance and maintain the operations of our properties and to expand and develop our real estate holdings. In the event that our plans or assumptions change or prove to be inaccurate, or if our cash flow proves to be insufficient, due to unanticipated expenses or otherwise, we may seek to minimize cash expenditures and/or obtain additional financing in order to support our plan of operations. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us, if at all.

Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. Increases in interest rates generally and/or any downgrading in the ratings that national rating agencies assign to our outstanding debt securities could increase the interest rates we must pay on any subsequent issuances of debt securities, and any such ratings downgrade could also make it more difficult for us to sell such debt securities.

Inability to Successfully Develop Communities—If we are not able to develop our communities successfully, our revenues, financial condition and results of operations could be diminished.

Before a community generates any revenues, material expenditures are required to acquire land, to obtain development approvals and to construct significant portions of project infrastructure, amenities, model homes and sales facilities. It generally takes several years for a community development to achieve cumulative positive cash flow. Our inability to develop and market our communities successfully and to generate positive cash flows from these operations in a timely manner would have a material adverse effect our financial condition and results of operations.

Risks Associated with Construction—Problems in the construction of our communities could result in substantial increases in cost and could disrupt our business which would reduce our profitability.

We must contend with the risks associated with construction activities, including the inability to obtain insurance or obtaining insurance at significantly increased rates, cost overruns, shortages of lumber, steel, concrete or other materials, shortages of labor, labor disputes, unforeseen environmental or engineering problems, work stoppages and natural disasters, any of which could delay construction and result in a substantial increase in costs which would reduce our profitability. Claims may be asserted against us for construction defects, personal injury or property damage caused by the subcontractors, and these claims may give rise to liability. Where we hire general contractors, if there are unforeseen events like the bankruptcy of, or an uninsured or under-insured loss claimed against, our general contractors, we may become responsible for the losses or other obligations of the general contractors, which may materially and adversely affect our financial condition and results of operations. Should losses in excess of insured limits occur, the losses could adversely affect our financial condition and results of operations. In addition, our results of operations could be negatively impacted in the event that a general contractor experiences significant cost overruns or delays and is not able to absorb such impacts.

Risk of Increased Consumer Interest Rates—Because many of our customers finance their home purchases, increased interest rates could lead to fewer home sales which would reduce our revenues.

Many purchasers of our homes obtain mortgage loans to finance a substantial portion of the purchase price of their homes. In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment and by decreases in the availability of mortgage financing. In addition, there have been discussions of possible changes in the federal income tax laws which would remove or limit the deduction for home mortgage interest. If mortgage interest rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our sales, revenues, financial condition and results of operations may be negatively affected.

Availability of Land—Because our business depends on the acquisition of new land, the unavailability of land could reduce our revenues and/or negatively affect our results of operations.

Our operations and revenues are highly dependent on our ability to expand our portfolio of land parcels. We may compete for available land with entities that possess significantly greater financial, marketing and other resources. Competition generally may reduce the amount of land available as well as increase the cost of such land. An inability to effectively carry out any of our sales activities and development resulting from the unavailability of land may adversely affect our business, financial condition and results of operations.

National and Regional Economic Conditions—A deterioration in national and regional economic conditions could adversely impact our business.

Our real estate sales, revenues, financial condition and results of operations could decline due to a deterioration of regional or national economies. Our sales and revenues would be disproportionately affected by worsening economic conditions in the Midwestern, Northeastern and Mid-Atlantic United States because we generate a disproportionate amount of our sales from customers in those regions. In addition, a significant percentage of our residential units are second home purchases which are particularly sensitive to the state of the economy.

Risks Associated with Our Geographic Concentration in Florida—Because of our geographic concentration in Florida, an economic downturn in Florida could reduce our sales, revenues and/or negatively affect our financial condition and results of operations.

We currently develop and sell a substantial majority of our properties in Florida. Consequently, any economic downturn or reduction in demand for new homes in Florida could reduce our sales, revenues and/or negatively affect our financial condition and results of operations. In addition, the appeal of becoming an owner of one of our residential units may decrease if potential purchasers do not continue to view the locations of our communities as attractive primary, second home or retirement destinations.

Insurance—Increased insurance risk and adverse changes in economic conditions as a result of recent events could negatively affect our business.

We believe that insurance and surety companies are re-examining many aspects of their business, and may take actions including increasing premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverages, imposing exclusions, such as mold damage, sabotage and terrorism, and refusing to underwrite certain risks and classes of business. Any increased premiums, mandated exclusions, change in limits, coverages, terms and conditions or reductions in the amounts of bonding capacity available may adversely affect our ability to obtain appropriate insurance coverages at reasonable costs, which could have a material adverse effect on our financial condition and results of operations.

Community Relations—Poor relations with the residents of our communities could negatively impact sales, which could cause our revenues and/or results of operations to decline.

As a community developer, we may be expected by community residents from time to time to resolve any real or perceived issues or disputes that may arise in connection with the operation or development of our communities. Any efforts made by us in resolving these issues or disputes could be deemed unsatisfactory by the affected residents and any subsequent action by these residents could negatively impact sales, which could cause our revenues and/or results of operations to decline. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or modify our community development plans.

Risks and Costs of Growth—We may not be successful in our efforts to identify, complete or integrate acquisitions which could adversely affect our financial condition and results of operations.

A principal component of our strategy is to continue to grow profitably in a controlled manner in both existing and new markets by acquiring and developing land or by acquiring other property developers or homebuilders. However, we may not be successful in implementing our acquisition strategy and growth may not continue at historical levels or at all.

Variability in Our Results—We experience variability in our results of operations in each quarter and accordingly, quarter-to-quarter comparisons should not be relied upon as an indicator of our future performance. In addition, as a result of such fluctuations, the price of our securities may experience volatility.

We have historically experienced, and in the future expect to continue to experience, variability in our revenues, profits and cash flows. Our historical financial performance is not necessarily a meaningful indicator of future results and we expect financial results to vary from project to project and from quarter to quarter. In particular, our revenue recognition policy for tower residences can cause significant fluctuation in our total revenue from quarter to quarter. We believe that quarter-to-quarter comparisons of our results should not be relied upon as an indicator of future performance. As a result of such fluctuations, the price of our securities may experience volatility.

Risks of Seasonality—We may be negatively impacted by seasonal factors, which could limit our ability to generate revenue and cash flow.

Because many of our Florida customers prefer to close on their home purchases before the winter, and due to the typical timing of tower construction commencement and completion, the fourth quarter of each year often produces a disproportionately large portion of our total year’s revenues, profits and cash flows. Therefore, delays or significant negative economic events that occur in the fourth quarter may have a disproportionate effect on revenues, profits and cash flows for the year.

Risk of default on Tower Residence Sales—If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be lower than expected.

In accordance with generally accepted accounting principles, we recognize revenues and profits from sales of tower residences during the course of construction. Revenue recognition commences and continues to be recorded when construction is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund of its deposit except for nondelivery of the residence, a substantial percentage of residences in a tower are under non-cancelable contracts, collection of the sales price is reasonably assured and costs can be reasonably estimated. Due to various contingencies, like delayed construction and buyer defaults, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could affect our financial condition and results of operations.

Risks of Expansion—Expansion into new geographic areas poses risks. If we are unable to successfully expand into new geographic areas, our financial condition and results of operations may be adversely affected.

We plan to continue to expand our business to new geographic areas outside of Florida. We will incur additional risks to the extent we develop communities in climates or geographic areas in which we do not have experience or develop a different size or style of community, including:

•	acquiring the necessary construction materials and labor in sufficient amounts and on acceptable terms;

•	adapting our construction methods to different geographies and climates;

•	reaching acceptable sales levels at such communities; and

•	integrating and managing geographically diverse operations.

Risks Associated with Natural Disasters—Our sales, revenues, financial condition and results of operations may be adversely affected by natural disasters.

The Florida climate presents risks of natural disasters. To the extent that hurricanes, severe storms, floods or other natural disasters or similar events occur, our business may be adversely affected. Our Northeast and Mid-Atlantic regions may also become subject to severe winter conditions that may adversely affect our business. Although we insure for losses resulting from natural disasters, such insurance may not be adequate to cover business interruption or losses resulting therefrom, which may have a material adverse effect on our financial condition and results of operations.

Risks Associated with Our Industry—Laws and regulations related to property development may subject us to additional costs and delays which could reduce our revenues and/or results of operations.

We are subject to a variety of statutes, ordinances, rules and regulations governing certain developmental matters, building and site design which may impose additional costs and delays on us. In particular, we may be required to obtain the approval of numerous governmental authorities regulating such matters as permitted land uses, levels of density and the installation of utility services such as gas, electric, water and waste disposal. In addition, certain fees, some of which may be substantial, may be imposed to defray the cost of providing certain governmental services and improvements. We also may be subject to additional costs or delays or may be precluded from building a project entirely because of “no growth” or “slow growth” initiatives, building permit allocation ordinances, building moratoriums, restrictions on the availability of utility services or similar governmental regulations that could be imposed in the future. These ordinances, moratoriums or restrictions, if imposed, could cause our costs to increase and delay our planned or existing projects, which could in turn reduce our revenues and/or results of operations.

In addition, some of our land we have acquired and some of the land that we may acquire has not yet received all of the planning approvals or entitlements necessary for planned development or future development. Failure to obtain entitlement of this land on a timely basis may adversely affect our future results.

Environmental Regulation—Compliance with applicable environmental laws may substantially increase our costs of doing business which could negatively impact our financial condition and results of operations.

We are subject to various environmental laws and regulations relating to the operation of our properties, which are administered by numerous federal, state and local governmental agencies. Our growth and development opportunities may be limited and more costly as a result of legislative, regulatory or municipal requirements. The inability to grow our business or pay these costs could reduce our profits. In addition, our operating costs may also be affected by our compliance with, or our being subject to, environmental laws, ordinances and regulations relating to hazardous or toxic substances of, under, or in such property. These costs could be significant and could result in decreased profits or the inability to develop our land as originally intended.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2005, we owned and used approximately 302,000 square feet of office and amenity space throughout Florida. In addition, we lease approximately 113,000 square feet of office space in Bonita Springs, Florida which serves as our corporate headquarters, and approximately 521,000 aggregate square feet of office space in other locations throughout Florida, New York, New Jersey, Connecticut and Virginia which serve our divisional homebuilding operations and as branch office space for our related real estate services businesses.

ITEM 3.	LEGAL PROCEEDINGS

The Company and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (Symbol: WCI).

The following table sets forth the high and low price of the shares of WCI common stock for the periods indicated as reported on the New York Stock Exchange.

2005	High	Low
First quarter	$36.30	$26.83
Second quarter	$35.50	$26.75
Third quarter	$35.96	$26.89
Fourth quarter	$28.75	$23.73

2004	High	Low
First quarter	$25.15	$19.04
Second quarter	$25.30	$20.54
Third quarter	$24.53	$20.16
Fourth quarter	$29.81	$21.55

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so; rather we expect to follow a policy of retaining earnings in order to finance the continued development of our business.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, operating and financial condition and any contractual limitations then in effect. In this regard, the indentures governing our outstanding senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our senior credit facility and senior subordinated notes require the maintenance of minimum consolidated stockholders’ equity, which restricts the amount of dividends we may pay.

As of March 10, 2006, there were approximately 227 record holders of WCI common stock.

Please refer to Item 12 of this report and Note 18 to our consolidated financial statements for a discussion of the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by shareholders, and a description of our equity incentive plans and the types of grants, in addition to options, that may be made under the plans.

In October 2005, our Board of Directors authorized the repurchase of up to 5 million shares of our common stock from time to time. During the quarter ended December 31, 2005, no shares were repurchased under the program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2005. Balance sheet data as of December 31, 2005 and 2004 and statements of operations data for the years ended December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements, including the introductory paragraphs and related notes thereto, appearing in Items 7 and 8 of this report.

	Years ended December 31,
Statement of operations data	2005 (1)	2004 (2)	2003	2002	2001
	(in thousands, except per share data)
Total revenues	$2,601,810	$1,805,617	$1,452,205	$1,211,809	$1,097,409
Gross margin	612,064	414,661	361,990	334,977	312,253
Net income	186,150	120,203	105,560	104,816	102,235

Earnings per share:
Basic	$4.15	$2.72	$2.41	$2.45	$2.81
Diluted	4.00	2.62	2.34	2.37	2.75

	As of December 31,
Balance sheet data	2005 (1)	2004 (2)	2003	2002	2001
	(in thousands)
Real estate inventories	$1,687,852	$1,477,966	$1,105,866	$977,524	$808,830
Total assets	3,481,406	2,936,696	2,271,328	1,910,055	1,553,335
Debt (3)	1,352,737	1,144,289	850,777	729,956	682,611
Shareholders’ equity	1,058,622	893,811	758,747	663,488	419,045

(1)	Net income includes $15.7 million net of tax in expenses related to early repayment of approximately $345.0 million of our 10 5/8% Senior Subordinated Notes. The statement of operations and balance sheet include the effects of the acquisition of Renaissance Housing Corporation in February 2005. The statement of operations was positively impacted by the sale of approximately 500 acres of undeveloped land in Jupiter, Florida for $100.0 million in May 2005. This transaction produced approximately $77.0 million of gross margin. See footnotes to the consolidated financial statements for further details.
(2)	Net income includes $11.1 million net of tax in cash proceeds received from the sale of our class B limited partnership interest in Bighorn Development Limited Partnership. The statement of operations and balance sheet includes the effects of the acquisition of Spectrum Communities in May 2004. See the footnotes to the consolidated financial statements for further details.
(3)	Debt excludes accounts payable and other liabilities, customer deposits, income taxes payable and community development district obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition—Traditional Homebuilding.    Because the construction cycle for our traditional homes is generally less than one year, we recognize homebuilding revenues when homes close and title to and possession of the property is formally transferred to the buyer. The majority of our homebuilding revenues are received in cash within one or two days subsequent to closing. We include amounts in transit from title companies at the end of each reporting period in cash and cash equivalents.

Revenue recognition—Tower Homebuilding.    Revenue recognition for multi-family condominiums (tower) residences under construction commences and continues to be recognized on the percentage-of-completion method where the planned construction period is greater than one year and the requirements of SFAS 66, as described below, are met. Revenue is recorded as a portion of the value of non-cancelable tower unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund of its deposits except for non-delivery of the residence, (3) a substantial percentage of residences in the tower are under non-cancelable contracts, (4) collectibility of sales prices are reasonably assured and (5) costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. We collect deposits at a level that we believe is significant enough to ensure the collectibility of the full purchase price when the units are delivered at their completion. We have demonstrated a very high level of success in collecting the full purchase price of tower units upon building completion. Over our previous 17 year history of building residential towers, our default rate has been approximately 1% of total sold tower units. The percentage-of-completion method is applied since we meet applicable requirements under SFAS 66. Actual revenues and costs to complete building construction in the future could differ from our current estimates. If our estimates of tower revenues and development costs are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

Contracts receivable.    Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method, are recorded as contracts receivable. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. Historically, approximately 1% of customers who had noncancelable contracts defaulted on the obligation to close the purchase of the tower unit. Actual contract defaults may differ from our current estimates.

Revenue recognition—Amenity Membership and Operations.    Revenues from amenity operations include the sale of equity memberships and marina slips, non-equity memberships, billed membership dues and fees for services provided. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales and the related cost of sales are initially recorded under the cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based upon changes in circumstances.

If we can demonstrate that it is likely to recover proceeds in excess of remaining carrying value, the full accrual method is then applied. Non-equity membership initiation fees represent initial payments for rights to use the amenity facilities. The non-equity membership initiation fees are deferred and amortized to amenity membership revenues over 20 years which represents the estimated average depreciable life of the amenity facilities. Dues are billed on an annual basis in advance and are recorded as deferred revenue and then recognized as revenue ratably over the term of the membership year. Revenues for services are recorded when the service is provided.

Real estate inventories and cost of sales.    In accordance with SFAS 67, Accounting for Costs and Initial Rental Operations for Real Estate Projects, real estate inventories including land, common development costs, amenities to be sold or transferred in connection with the sale of individual units and estimates for costs to complete, are allocated to each parcel or lot based on the estimated relative sales value of each parcel or lot, as compared to the sales value of the total project, while site specific development costs are allocated directly to the benefited land. For amenities to be sold separately or retained by us, capitalized costs in excess of its estimated fair value as of the substantial completion date are allocated as common costs to each parcel or lot benefited based on estimated relative sales value. We use the specific identification method for the purpose of accumulating costs associated with home and tower construction. We allocate and relieve all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) to cost of sales for homes closed based upon the relative sales values of homes expected to be closed in each project.

When a home is closed, we usually have not yet paid all incurred costs necessary to complete the home. Each month, we record as a liability and as a charge to cost of sales the amount we estimate to have incurred related to completed homes that have been closed. Actual costs to complete in the future could differ from our current estimated amounts.

Warranty costs.    We establish warranty reserves for traditional and tower residences at the time we recognize revenue by charging cost of sales and crediting a warranty liability. The warranty reserves are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under our warranty obligation periods. We generally provide our single- and multi-family home buyers with a one to three year limited warranty, respectively, for all material and labor and a ten year warranty for certain structural defects. We generally provide our tower home buyers a three year warranty for the unit and common elements of the tower. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and adjust the accruals as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts.

Capitalized interest and real estate taxes.    We capitalize interest, up to an amount not to exceed total interest incurred, and real estate taxes on parcels, lots, homes, towers and amenity facilities (the “Projects”) while under active development. The capitalization period ends when the asset is substantially complete and ready for its intended use or sale. The amount of interest capitalized in an accounting period is determined by applying the Company’s weighted average annualized interest rate to the amount of accumulated expenditures related to the Projects under development during the period. For homebuilding projects, land sales and amenities conveyed through equity membership sales, capitalized interest and real estate taxes are apportioned on relative sales value and relieved to cost of sales, respectively, with each home closing, land sale or membership sold. For tower buildings, capitalized interest and real estate taxes are amortized to cost of sales under the percentage-of-completion method. For owned and operated assets, capitalized interest and real estate taxes are included in the base cost of the assets and depreciated. If the various underlying estimates related to interest capitalization and amortization are revised, then more or less interest and real estate taxes would be capitalized and/or allocated and relieved to cost of sales.

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

Impairment of long-lived assets held for use and long-lived assets to be disposed of.    Real estate inventories considered held for sale including land intended for sale and completed tower residences and homes are carried at the lower of cost or fair value less costs to sell. Property and equipment are recorded at cost less accumulated depreciation and depreciated on the straight-line method over their estimated useful lives. Whenever events or circumstances indicate that the carrying value of property and equipment and real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development may not be recoverable, we compare the carrying amount of the asset to the undiscounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows. If our estimate of the future cash flows is significantly different from actual cash flows, we may prematurely impair the value of the asset, we may underestimate the value of the calculated impairment or we may fail to record impairment.

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

Litigation.    We are involved in litigation incidental to our business, the disposition of which is expected to have no material effect on our financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation.

RESULTS OF OPERATIONS

Overview

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003
Total revenues	$2,601,810	$1,805,617	$1,452,205
Total gross margin (a)	612,064	414,661	361,990
Net income	186,150	120,203	105,560

(a)	Our gross margin includes overhead expenses directly associated with each line of business. See the consolidated statements of income for the details of other components that are part of consolidated income before minority interest and income taxes for each period.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding and real estate services. In 2005, approximately 86% and 83% of revenues and gross margin, respectively, were derived from our combined homebuilding operations.

During 2005, we accomplished significant growth in revenues, earnings and shareholders’ equity, by capitalizing on our traditional and tower homebuilding expertise and continuing to expand our geographic footprint across the U.S. East Coast. The year featured many accomplishments, including the successful integration of our recently-acquired Mid-Atlantic Division as well as the release of our first tower outside the state of Florida, which has exceeded our expectations. While there is a general sentiment that housing demand has begun to soften in many markets, we believe that this is temporary and that the long-term impacts of the aging baby-boom generation demographics and the associated intergenerational transfer of wealth will drive growth in the homebuilding market over the next two decades in general, and more specifically, in our business, which serves this demographic sector with luxury primary, secondary and active adult homes.

For 2005, total revenues and gross margin increased 44.1% and 47.6%, respectively. The increase in revenues and gross margin was driven by the expansion of our traditional and tower homebuilding divisions. The traditional homebuilding division benefited from the delivery of homes from our increased backlog, the continued contributions from the Northeast U.S. market which we entered in May 2004 and the acquisition in the Mid-Atlantic U.S. market of Renaissance Housing Corporation in February 2005. During the year, the Mid-Atlantic U.S. operations combined with our Northeast U.S. operations, contributed $377.3 million and $64.5 million in revenues and gross margin, respectively. The increase in tower revenues and gross margin was a result of an increase in the number of towers recognizing percentage-of-completion revenues compared to last year. Revenues and gross margin were also positively impacted by the sale of approximately 500 acres of undeveloped land in Jupiter, Florida for $100.0 million in May 2005. This transaction produced approximately $77.0 million of gross margin. Net income increased 54.9% as the result of our gross margin growth and our revised capitalized interest calculations, but was partially offset by an increase in selling, general and administrative expenses (SG&A), hurricane losses and expenses related to early repayment of debt.

Effective April 1, 2005, we revised our calculations of capitalized interest with respect to our traditional homebuilding and tower inventories, as prescribed by Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost. We now include the underlying developed land costs in our calculation of capitalized interest for tower residences under construction and include the underlying developed land costs and in-process homebuilding costs in our calculation of capitalized interest for traditional homes under construction. Capitalization ceases upon substantial completion of each home or tower. If we had applied the revised calculations of capitalized interest to the years ended 2004 and 2003, our cost of sales for the traditional homebuilding segment would have increased by approximately $12.5 million and $10.1 million, respectively due to additional relief of capitalized interest, and our cost of sales for the tower homebuilding segment would have increased by approximately $11.5 million and $6.8 million, respectively due to additional relief of capitalized interest. In addition, net interest expense for the years ended December 31, 2004 and 2003 would have decreased by approximately $22.7 million and $15.8 million, respectively. The impact of the revision to consolidated net income for previously reported periods was immaterial.

On October 24, 2005, Hurricane Wilma disrupted business in a portion of our Florida market, including the Miami, Fort Lauderdale, West Palm Beach/Boca Raton, Marco Island, Naples and Fort Myers/Cape Coral areas. In some locations, WCI’s sales centers were closed for up to two weeks due to the lack of power and the gasoline shortages affecting the company’s employees and customers. Once the sales centers reopened, the impact of the storm lingered as some buyers chose to delay their visits to Florida while Collier, Dade, Broward and Palm Beach counties were cleaned up. Many local residents who would have otherwise been shopping for a new home were focused on repairing damage to their homes in these markets through the end of the year. As a result, traffic and orders subsequent to the storm have been weaker than expected throughout WCI’s Florida communities, and in our Prudential Florida WCI real estate brokerage business. The disruption of the availability of certain types of subcontracted labor, materials and electrical power connections also had the effect of delaying closings in adjoining Florida markets including Tampa and Sarasota. We sustained damage to landscaping at our amenities facilities, properties under development, traditional homes under construction and certain towers. We also experienced incremental costs resulting from storm preparation, cleanup and business interruption. For the year ended 2005, we recorded $12.0 million in expenses relating to the damaged properties but have not recognized potential insurance recoveries due to their preliminary stage. We are in process of documenting all estimated losses and preparing claims for submission to our insurance carriers relating to Hurricane Wilma, but final insurance recoveries cannot be determined until additional information is known. The nature of the damage is likely to result in recovery of only a small portion of our expenses related to the damaged properties; however, no amount can be estimated at this time. Included in other income and expense are insurance recoveries, net of incremental costs, related to the 2004 hurricanes of approximately $7.7 million.

Homebuilding

Traditional homebuilding

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003
Revenues	$1,181,678	$753,328	$624,219
Gross margin	$222,854	$135,376	$142,397
Gross margin percentage	18.9%	18.0%	22.8%
Homes closed (units)	2,346	1,663	1,666
Average selling price per home closed	$504	$453	$375
Lot revenues	$31,328	$21,011	$25,677
Net new orders for homes (units)	1,795	2,658	1,679
Contract values of new orders	$1,211,531	$1,148,697	$718,690
Average selling price per new order	$675	$432	$428

	As of December 31,
	2005	2004	2003
Backlog (units)	1,697	2,109	882
Backlog contract values	$1,191,439	$1,001,618	$435,419
Average sales price in backlog	$702	$475	$494
Active selling communities	30	20	14

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues and home deliveries increased 56.9% and 41.1%, respectively. The increases in revenues and home deliveries were achieved in the Florida market and from the growing contributions from the Northeast U.S. market which we entered in May 2004 and the acquisition in the Mid-Atlantic U.S. market of Renaissance Housing Corporation in February 2005. The Florida market contributed $255.9 million to the increase in revenues and delivered an incremental 483 homes. The increases in Florida revenues and home deliveries were due to construction delays caused by the hurricanes and permitting delays in late 2004 that pushed home deliveries into 2005 and the routine delivery of homes from our increased backlog. The Northeast U.S. and Mid-Atlantic U.S. markets contributed $14.9 million and $157.5 million to the increase in revenues and an incremental 63 and 137 home deliveries, respectively.

Revenues were also favorably impacted by the 11.3% increase in the average selling price per home closed, resulting from closing a larger portion of homes in our higher priced communities. In addition to a 7.0% increase contributed by the Florida market, the increase was positively impacted by the $1.2 million average selling price per home closed achieved in the Mid-Atlantic U.S. market. The Northeast U.S. market experienced a 14.0% decrease in the average selling price per home closed primarily due to the change in mix of products sold.

Lot revenues increased $10.3 million due to the initial sales from one of our communities located in the West Coast Florida region and an increase in lot sales from an existing community located in the East Coast Florida region. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers.

The 90 basis point increase in the gross margin percentage was due to the 7.0% increase in the average selling price per home closed in Florida, lower discounts and incentives in the current year, the $6.0 million decease in amortization of the inventory step-up from our Northeast U.S. market year over year, offset by the $5.7 million amortization of the inventory step-up of real estate inventories associated with the acquisition of Renaissance Housing Corporation and additional cost of sales relief that resulted from the revision of our capitalization of interest. Gross margin percentage for 2005 was reduced by approximately 90 basis points due to the revised calculations of capitalized interest as compared to the prior year.

Contract values of new orders increased 5.5% due in part to the 100 units and $129.2 million of new orders contributed by the Mid-Atlantic U.S. market and a 56.3% increase in the average sales price. Net new orders for homes decreased 863 units due to reduced sales in our Florida communities of 852 units offset by sales from the Mid-Atlantic U.S. market. The 852 unit decrease in new orders for homes in the Florida market was primarily due to the Company’s decision to temporarily reduce product offerings in certain communities where strong demand and permitting delays have extended backlog into 2006, reduced prospective buyer traffic attributed primarily to the effect of Hurricane Wilma in the fourth quarter of 2005 and the sell-out of five communities offset by initial sales in one new community.

The 19.0% increase in backlog contract values is related to a 47.8% increase in the average sales price of homes under contract. The 19.5% decrease in backlog units can be attributed to decreased homebuilding sales noted above and, to a lesser extent, the 133 unit and $73.6 million decline in the Northeast U.S. market offset by 102 units and $131.6 million from Mid-Atlantic U.S. markets.

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

Year ended December 31, 2004 compared to year ended December 31, 2003

The increase in revenues was primarily due to the $156.7 million of revenue contributed by our Northeast U.S. operations, which were acquired in May 2004, offset by a decrease in revenues of $27.6 million in our Florida markets. We closed 230 units during the year in our Northeast U.S. markets while 1,433 units were closed in our Florida markets, compared to 1,666 closed last year in Florida. The decline in home deliveries in the Florida markets was due primarily to construction delays caused by the hurricanes and permitting delays. The number of homes closed in our affordable retirement market increased 70.8% from 2003 while the number of homes closed in our primary/move-up and luxury/second home markets decreased 16.4% and 71.7%, respectively. The decline in the primary/move-up and luxury/second home markets was primarily related to hurricane delays in the East Coast Florida region and the close-out of four communities in the Florida markets in 2003, respectively. Revenues were favorably impacted by the 20.8% increase in the average selling price per home closed. The increase in the average selling price per home closed was positively impacted by the $681,000 average price achieved by our Northeast U.S. markets and the $416,000 contributed by the Florida markets.

Lot revenues decreased $4.7 million due primarily to the near sell-out in 2003 of lots in one of our communities located in the East Coast Florida region.

The decrease in the gross margin percentage was due to the amortization of the inventory step-up associated with the acquisition of Spectrum Communities to reflect fair value at the time of purchase and a decline in gross margins from the Florida markets. Gross margin percentages for the Florida markets decreased to 19.6% from 22.8% primarily due to higher raw material and labor costs at one East Coast Florida community where home deliveries were delayed, the close-out of a subdivision in one community located in the West Coast Florida region and above-average incentives and discounts related to the sale and delivery of two luxury model homes. Due to permitting delays, the timeframe from initial customer contract to construction start to home delivery increased by up to as much as 12 to 18 months, thus sales prices were locked in over a year or longer before delivery and our actual costs were higher than previously estimated. The hurricanes of the third quarter exacerbated the delays and cost increases, making the impact even greater. Other factors impacting gross margin were the $20.6 million increase in warranty and construction overhead costs. Construction overhead costs increased primarily due to increased salaries and benefits.

Contract values of new orders increased 59.8% due in part to 271 units and $134.5 million of new contract values contributed by our Northeast U.S. markets and the increase from our Florida markets. Contract values for the Florida markets increased 41.1% due to contributions from all regions with the exception of the East Coast region which was significantly impacted by the reduced sales at one community as a result of planned sales reductions designed to reduce the gross margin impact of the hurricanes and permitting delays. Although absorption of homes priced in excess of $1 million in certain second home luxury communities located in our Florida markets continues to be slow, the overall increase in sales is believed to be attributable to increasing consumer confidence throughout our regions and the completion of the new amenity facilities in existing communities.

The 130.0% increase in backlog contract values primarily reflects a 139.1% increase in the backlog units and 3.8% decrease in the average sales price of homes under contract to $475,000 in 2004 compared to $494,000 in 2003. The increase in backlog contract values and units is attributed to a rise in homebuilding sales combined with closing delays in the Florida markets due to the hurricanes and, to a lesser extent, the acquisition of Spectrum Communities, which had 273 units and $147.7 million in backlog at December 31, 2004.

Tower homebuilding

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003
Revenues	$1,035,747	$817,356	$593,893
Gross margin	$275,705	$245,288	$171,856
Gross margin percentage	26.6%	30.0%	28.9%
Net new orders (units)	966	1,140	508
Contract values of new orders	$1,039,060	$1,157,913	$727,970
Average selling price per new order	$1,076	$1,016	$1,433

	As of December 31,
	2005	2004	2003
Cumulative contracts (units)	1,870	1,467	858
Cumulative contract values	$1,987,107	$1,616,998	$1,063,125
Less: Cumulative revenues recognized	(1,129,169)	(764,433)	(550,887)

Backlog contract values	$857,938	$852,565	$512,238

Towers under construction recognizing revenue during the year	29	23	20

Year ended December 31, 2005 compared to year ended December 31, 2004

Tower revenues recognized using the percentage-of-completion method increased $291.8 million offset by a $73.4 million decrease in revenue from the sale of completed tower units. The increase in revenues recognized from percentage-of-completion was related to the increase in the number of buildings under construction recognizing revenue and the progression of completion in towers that were under construction in the comparable periods. Revenue from the sale of completed tower units decreased due to the reduction in the number of completed tower units in inventory available for sale. Tower contract values, revenues and gross margin also benefited from the construction of our first tower in the Northeast U.S. market. We began marketing the Northeast U.S. tower in early 2005 and successfully completed the contract conversion and began percentage-of-completion revenue recognition in the fourth quarter.

The decrease in gross margin percentage was due to: (1) a shift in the mix of towers under percentage-of-completion toward a greater proportion of moderately-priced, lower margin towers, (2) the reduced margin from the closings of completed tower units which averaged approximately 28% gross margin in 2005 compared to 33% in 2004, (3) revisions to our interest capitalization calculations for our tower inventories, which increased associated cost of sales and reduced gross margin percentage by approximately 110 basis points and (4) realization of $4.0 million in construction and sales incentive savings on certain completed buildings in 2005 compared to the realization of $6.8 million in 2004.

The contract values of new orders decreased 10.3% due to the decrease in finished inventory available for sale and a decline in the number of towers converting to contract. During 2005, we converted 10 towers containing 595 units compared to 14 towers containing 906 units in the comparable prior year period. The average selling price per new order increased 5.9% due to the conversion of firm contracts in higher priced towers.

The 0.6% increase in backlog contract values was due to the 22.9% increase in cumulative contract values offset by a 47.7% increase in cumulative revenues recognized. The increase in cumulative contract values was due to the $903.6 million increase in contract values of new orders offset by the delivery of $533.5 million in contracts associated with completed towers. The $364.7 million increase in cumulative revenues recognized relates to the progression of percentage-of-completion in new and existing towers offset by the reduction in cumulative contracts associated with the towers that were completed and delivered to customers during the year.

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

Real estate services

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003
Revenues	$156,740	$135,321	$108,885
Gross margin	$24,271	$21,652	$18,912
Gross margin percentage	15.5%	16.0%	17.4%

Year ended December 31, 2005 compared to year ended December 31, 2004

Real estate services revenues, including real estate brokerage, mortgage banking and title operations, increased 15.8% due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations. Prudential Florida WCI Realty brokerage transaction volume increased 3.1% to 11,285 closings from 10,949 in 2004. The increase in the number of transactions is due to the opening of new offices, the relocation of existing offices to better locations, sales office acquisitions, and general growth in the real estate market. Compared to 2004, the average brokerage transaction price increased 19%, due to favorable real estate market conditions. The gross margin percentage declined slightly due to reduced fourth quarter transaction volume that was largely attributed to the effects of Hurricane Wilma.

Year ended December 31, 2004 compared to year ended December 31, 2003

Real estate services revenues increased 24.3% primarily due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations. Prudential Florida WCI Realty brokerage transaction volume increased 12.8% to 10,949 closings from 9,710 and the average brokerage transaction price increased 21.0% compared to the same period in 2003.

Gross margin percentages declined to 16.0% from 17.4% due primarily to margin declines in our title and mortgage banking operations. The decline in title gross margins was due to lower transaction volume as a result of delayed closing transactions related to hurricanes that occurred during the third quarter and increased overhead associated with staff training and operational expansion. The decline in mortgage banking gross margins was due primarily to the decline in transaction volume and an increase in adjustable rate mortgage business which carries a lower margin. The decline in overall volume was primarily due to a slowdown in the refinance business.

Amenity membership and operations

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003
Revenues	$78,618	$51,433	$56,369
Gross margin	$(3,795)	$(3,486)	$7,024
Gross margin percentage	(4.8%)	(6.8%)	12.5%

Year ended December 31, 2005 compared to year ended December 31, 2004

Total amenity membership and operations revenues increased 52.9% due primarily to the $19.7 million increase in equity and non-equity membership and marina slip revenues and the $7.5 million increase in membership dues and amenity service revenues.

Equity and non-equity membership revenues increased $19.7 million due to the conversion from the deposit method to the cost recovery method at two equity membership clubs located in the East Coast Florida region and the final sale of equity memberships at two existing clubs located in the West Coast Florida region.

The increase in membership dues and amenity service revenues was primarily due to the initial operations of new amenity facilities located throughout the Florida market and increasing annual membership dues.

In general, the sales of luxury equity memberships continue to be affected by reduced demand in the West Coast Florida region. Amenity gross margins also continue to be adversely impacted by increased start-up deficits associated with new amenity operations.

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

Land Sales

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003
Revenues	$110,330	$20,898	$38,154
Gross margin	$84,513	$9,528	$9,840
Gross margin percentage	76.6%	45.6%	25.8%

Year ended December 31, 2005 compared to year ended December 31, 2004

In May 2005, we closed on the sale of a 506 acre parcel in Jupiter, Florida for $100.0 million in revenue and $76.6 million in gross margin. Land sales are expected to continue in the future but will vary significantly in amount and timing.

Year ended December 31, 2004 compared to year ended December 31, 2003

The decrease in land sales revenue was primarily attributable to the timing of sales of non-strategic parcels located in our various regions. Land sales gross margin percentages were impacted by the change in mix and location of property sold.

Other income and expense

	Years ended December 31,
(Dollars in thousands)	2005	2004	2003
Equity in losses (earnings) from joint ventures	$1,386	$1,206	$(607)
Other income	(10,804)	(26,250)	(5,075)
Hurricane losses, net of recoveries	4,324	1,236	—
Selling, general and administrative expense, including real estate taxes	228,977	182,815	151,809
Interest expense, net	35,816	43,443	34,842
Expenses related to early repayment of debt	26,167	—	—

Year ended December 31, 2005 compared to year ended December 31, 2004

In addition to $6.7 million in gains realized from the sale of two amenity facilities located in the West Coast Florida region, the sale of an office building located in the East Coast Florida region, and collection of the remaining cash proceeds received from the sale of our Class B limited partnership interest in Bighorn Development Limited Partnership, other income includes approximately $4.1 million of interest income on mortgages notes and customer deposits and other non—operating fee income and expenses.

During 2005, we recorded an additional $8.8 million in insurance recoveries related to damages caused by Hurricane Ivan and the final insurance settlement related to Hurricanes Charley, Francis and Jeanne, offset by additional costs of $1.1 million. The insurance carrier is in the process of reviewing claims documentation related to Hurricane Ivan and the final insurance recoveries cannot be determined until the claim review is completed.

On October 24, 2005, Hurricane Wilma disrupted business in a portion of the our Florida market, including Miami, Fort Lauderdale, West Palm Beach/Boca Raton, Marco Island, Naples and Fort Myers/Cape Coral areas. We sustained damage to landscaping at our amenities facilities, properties under development, traditional homes under construction and certain towers. We also experienced incremental costs resulting from storm preparation, cleanup and business interruption. For the year ended 2005, we recorded $12.0 million in expenses relating to the damaged properties without reduction for potential insurance recoveries, which cannot be determined at this time. We are in process of documenting all estimated losses and preparing claims for submission to our insurance carrier.

Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 25.3% to $229.0 million from $182.8 million in 2004. General and administrative (G&A) costs increased 37.5% primarily due to the increase in salaries and benefits related to increased staffing associated with the continued expansion of our business, the addition of our Northeast and Mid-Atlantic U.S. operations, an increase in estimated incentive compensation for achievement of Company performance goals, as well as a $2.5 million retirement bonus paid to our retired Chief Executive Officer. Marketing expenditures increased 17.2% due to increased advertising in new and existing communities, an increase in costs associated with opening sales offices, incremental costs from operating existing sales offices and the addition of our Northeast and Mid-Atlantic U.S. operations. As a percentage of total revenues, SG&A decreased to 8.8% in 2005 from 10.1% in 2004.

Interest expense, net of capitalization, decreased 17.6% due to a greater increase in interest capitalized than in interest incurred. The 31.2% increase in interest incurred was primarily a result of the increase in the weighted average outstanding debt balance in 2005 as compared to 2004. The increase in overall debt was primarily related to increased development activities and acquisitions. The increase in interest capitalized is primarily the result of the revised calculations of capitalized interest related to our traditional homebuilding and tower inventories and the increase in new and existing properties undergoing active development.

In December 2005, we commenced a tender offer and consent solicitation for our outstanding 10-5/8% senior subordinated notes (10-5/8% Notes). As of December 31, 2005, we repurchased approximately $345.0 million principal amount of the 10-5/8% Notes. We recognized expenses related to this debt redemption of approximately $26.2 million.

Year ended December 31, 2004 compared to year ended December 31, 2003

Other income increased to $26.3 million from $5.1 million in 2003 due to the cash proceeds received from the sale of our Class B limited partnership interest in Bighorn Development Limited Partnership (Bighorn) and $4.0 million from the sale of our development rights in a previously closed out community. In February 2004, the Company sold its interest in Bighorn to Bighorn and affiliates for $20.0 million. During 2004, the Company received and recognized approximately $18.2 million in other income related to Bighorn. The remaining unpaid commitment of $1.8 million was collected and was reported in January 2005.

As of December 31, 2004, we recognized costs of approximately $10.2 million related to repairs, storm preparation and cleanup and impairments to the net historical book value of assets believed damaged or destroyed by the hurricanes. We have recorded $4.0 million as estimated insurance recoveries related to damages caused by Hurricanes Charley, Francis and Jeanne, which represents our best estimate of the amount of reimbursement that will be received after considering deductibles and other factors. In the fourth quarter of 2004, we received $5.0 million in insurance recoveries related to damages caused by Hurricane Ivan to our properties near Pensacola, Florida which was recorded as a reduction in hurricane costs.

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

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of December 31, 2005, we had $52.6 million of cash and cash equivalents and approximately $781.0 million available to draw under our senior unsecured credit facility.

Cash flows improved over 2004 due to lower capital investments in real estate inventories and increased home deliveries. Including land acquisitions, net additions to real estate inventories were approximately $58.3 million for the year ended 2005 compared to $212.6 million in 2004. During 2005, we acquired approximately $159.9 million in additional land compared to $265.8 million in 2004. We expect real estate inventories to increase as we are currently searching for and negotiating to obtain control of additional land for future communities through land purchases, land purchase options or developed lot takedown option arrangements.

For 2005, our cash flows from operations were impacted by a $365.1 million increase in contracts receivable, offset by cash received from unit closings in five towers during the year. We expect to collect a portion of the contracts receivable during the next twelve months as 16 tower closings are planned to occur, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% of non-cancelable contacts have resulted in default. Future defaults may limit our ability to deliver units from backlog and collect contracts receivable upon the completion of towers under construction.

For 2005, approximately $136.6 million of cash was used in investing activities for the purchase of Renaissance Housing Corporation and $50.0 million to develop golf courses and club facilities, offset by net distributions from four of our joint ventures. During 2005, we sold two amenity facilities and an office building which provided net proceeds of approximately $18.4 million. We anticipate cash used in investing activities will continue to increase with future company acquisitions and development of current and future amenity facilities.

For 2005, financing activities provided net cash from borrowings on the senior unsecured credit facility, the revolving credit construction loan agreement, other project loans, the issuance of $200.0 million in senior subordinated notes, $100.0 million of junior subordinated notes and a $300.0 million senior unsecured term note. The proceeds from each bond issuance were used to repay the outstanding balance of the senior unsecured credit facility. Along with borrowings from our senior unsecured credit facility and the proceeds of the term note, we repurchased $344.6 million of our outstanding 10-5/8% senior subordinated notes due 2011. We used $30.9 million in cash to repurchase one million shares of our common stock.

In March 2005, we amended our senior unsecured revolving credit agreement (the Credit Facility) to allow increases in aggregate commitments from $750.0 million to $1.0 billion if certain conditions are met. In September 2005, the revolving loan commitment was increased to $875.0 million. The loan matures August

2008, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. Under the Credit Facility, we are required to maintain an adequate borrowing base. At December 31, 2005, the borrowing base calculation was in excess of the commitment amount of $875.0 million. The principal financial covenants include the following, as defined in the Credit Facility: (1) Minimum Adjusted Tangible Net Worth may not be less than $715.8 million plus 50% of positive net income earned after March 31, 2004 plus 50% of the aggregate proceeds of equity offerings after the closing date, (2) Total Debt to Adjusted Tangible Net Worth cannot exceed 2.25 to 1.0, and (3) EBITDA to Fixed Charges cannot be less than 2.0 to 1. At December 31, 2005, approximately $94.1 million was outstanding on this loan.

We utilize a revolving credit construction loan to fund tower development activities. In September 2005, we entered into an amended and restated revolving credit construction loan agreement that replaces the previous $290.0 million revolving tower construction loan (Tower Facility). The loan agreement provides for a $390.0 million revolving tower construction loan, which may increase to $440.0 million if certain conditions are met. The loan matures December 31, 2008, subject to extensions at the Company’s request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. Under the Tower Facility we are required to maintain an adequate borrowing base. The principal financial covenants include the following, as defined in the Tower Facility: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined, must be at least $600.0 million. At December 31, 2005 approximately $159.1 million was outstanding on this facility.

Our wholly owned finance subsidiary, Financial Resources Group, Inc., utilizes a $23.0 million bank warehouse facility to fund mortgage loan originations. As of December 31, 2005, $11.5 million was available for borrowing under the warehouse facility.

In September 2005, we issued $100.0 million of junior subordinated notes (the Notes) in a private placement. The Notes bear interest at a fixed rate of 7.25%, payable quarterly in arrears through October 30, 2015 and thereafter at a variable rate equal to LIBOR plus 250 basis points, adjusted quarterly. The Notes mature October 30, 2035. The Notes are subordinated to all existing and future senior debt.

In December 2005, we entered into a $300.0 million senior unsecured term note (the Term Note). The Term Note is a senior obligation guaranteed by all significant operating subsidiaries of the Company, and is cross-defaulted with our $875,000 Credit Facility. The proceeds of the Term Note were used to repay a portion of our outstanding 10-5/8% Senior Subordinated Notes due 2011. The Term Note matures December 2010, with payments of interest only until maturity. The principal financial covenants include the following, as defined in the agreement: (1) Minimum Adjusted Tangible Net Worth may not be less than $715.8 million plus 50% of positive net income earned after March 31, 2004 plus 50% of the aggregate proceeds of equity offerings after the closing date, (2) Total Debt to Adjusted Tangible Net Worth cannot exceed 2.50 to 1.0, and (3) EBITDA to Fixed Charges cannot be less than 2.0 to 1.

Excluding any premiums, at December 31, 2005, $655.4 million of senior subordinated debt was outstanding. Under our senior subordinated indenture agreements, we are required to maintain certain financial and operational covenants that may limit the Company’s and its subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, in order to incur additional debt, we are required to maintain a minimum coverage ratio of 2.0 to 1.0 and maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued.

At December 31, 2005, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, term notes, senior unsecured credit facility, tower construction loans and warehouse credit facility.

In October 2005, our Board of Directors authorized the repurchase of up to 5 million shares of our common stock from time to time. During the quarter ended December 31, 2005, no shares were repurchased under the program.

The following table summarizes our payments under debt, operating lease and purchase obligations as of December 31, 2005:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$13,950	$10,141	$7,939	$5,133	$4,051	$4,129	$45,343
Land options and contracts (1)	249,999	49,294	15,296	—	—	—	314,589
Other purchase obligations (2)	466,416	80,732	2,500	—	—	—	549,648
Debt (3)	13,062	9,194	271,458	3,550	300,000	755,473	1,352,737

Total obligations (4)	$743,427	$149,361	$297,193	$8,683	$304,051	$759,602	$2,262,317

(1)	During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of December 31, 2005, we had option agreements and purchase contracts aggregating approximately $314.6 million, net of deposits, to acquire approximately 3,400 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $37.7 million at December 31, 2005.
(2)	Other purchase obligations principally consist of contractual obligations with third-party general contractors to provide goods and services to our tower homebuilding segment and purchase commitments associated with land acquired.
(3)	The $755 million of debt included in the thereafter column includes $125 million of convertible debt with certain call features which allow the Company to redeem all or some of the notes under certain circumstances beginning in August 2006. In addition, the holders of the notes may require the Company to repurchase the notes in August 2008, 2013 and 2018 and upon the occurrence of a change in control as defined in the indentures. Debt obligations exclude contingent payment amounts that are based on third party approvals and future interest payments.
(4)	Total obligations exclude future estimated payments related to community development district obligations. (See Note 16 to our consolidated financial statements)

Our cash requirements for 2006 are projected to increase as we continue to develop new communities and fund our growth. We anticipate using our existing senior unsecured credit facility to fund land acquisitions, land development, homebuilding and amenity development. Our real estate development is dependent upon the availability of funds to finance current and future development. We plan to continue growing and expect to fund this growth through the generation of cash flow from operations, from the availability of funds under our credit facilities, from new construction loans and from future debt and equity offerings. We believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements to acquire capital assets and land, to develop land improvements and construction activities and to meet any other needs of our business, both on a short- and long-term basis. If we do not have sufficient capital resources to fund our development and expansion, projects may be delayed, resulting in possible adverse effects on our results of operations. No assurance can be given as to the terms, availability or cost of any future financing we may need. If we are at any time unable to service our debt, refinancing or obtaining additional financing may be required and may not be available or available on terms acceptable to us. Furthermore, considerable economic and political uncertainties could have adverse effects on consumer buying behavior, construction costs, availability of labor and materials and other factors affecting us and the homebuilding industry generally.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At December 31, 2005, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which $17.8 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee for the amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of December 31, 2005, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs and we did not have any material lot purchase arrangements in which we concluded that we were compelled to exercise the option. As of December 31, 2005, we had land and lot option contracts aggregating $314.6 million net of deposits, to acquire approximately 3,400 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $37.7 million at December 31, 2005.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2005, we had approximately $42.5 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $154 million at December 31, 2005, are typically outstanding over a period of approximately one to five years.

INFLATION

The homebuilding industry is affected by inflation as it relates to the cost to acquire land, land improvements, homebuilding raw materials and subcontractor labor. The continued growth in the homebuilding and other construction related industries and increases in the cost of petroleum have resulted in increased costs to obtain certain building materials, including lumber, drywall, steel, concrete and asphalt. We compete with other builders and real estate developers for raw materials and labor. On certain occasions we have experienced vendors limiting the supply of raw materials which slows the land, home and tower development process and requires us to obtain raw materials from other vendors, typically at higher prices. Unless these increased costs are recovered through higher sales prices, our gross margins would be impacted. Because the sales prices of our homes in backlog are fixed at the time a buyer enters into a contract to acquire a home, any inflation in the costs of raw materials and labor costs greater than those anticipated may result in lower gross margins.

In general, if interest rates continue to increase, construction and financing costs could increase, which would result in lower future gross margins. Increases in home mortgage interest rates may make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue.

FORWARD-LOOKING STATEMENTS

Over the past five years, our value of new orders has grown at an annualized rate of over 20%. Coupled with previously reported inventory shortages brought on by permitting delays, the impact of Hurricane Wilma on our south Florida traffic during the fourth quarter were major factors in our orders declining for the quarter and the year.

As we move into 2006, we expect to see improvement to our recent Florida traffic patterns and are optimistic that by the end of the year our annual order growth will return to historic levels of 20% or more. With 10 to 12 new traditional homebuilding communities and 15 to 17 new towers commencing sales during 2006, we expect that the activity generated from these new projects will contribute 30% to 40% of our overall new orders for the year, but will have only a small impact on 2006 projected earnings. Much of this order growth is expected to occur in the second half of 2006, when the majority of the new communities are expected to open and therefore will have a more significant impact on 2007 results. From a revenue and earnings standpoint, we started 2006 with 60% of our projected traditional homebuilding revenue and approximately 65% of our projected tower revenue in backlog.

For 2006, we plan to launch a new initiative focused on reducing our costs of production, centralizing our purchasing efforts for traditional homebuilding, and engaging in a more disciplined approach to managing our supply chain. While there is a general sentiment that pricing power has begun to soften in many markets, we believe that this is temporary and that the long-term impacts of the baby boom generation demographics and the associated intergenerational transfer of wealth will drive growth in the homebuilding market over the next two decades in general, and more specifically, in WCI’s business, which serves this demographic sector with luxury primary, secondary and active adult homes.

For 2006, we expect Traditional Homebuilding gross margins to be in the 23% to 24% range. Gross margins for Tower Homebuilding are expected to range from 25% to 28% for 2006. We expect at least 20% growth in real estate services gross margin in 2006. However, if overall residential demand declines in 2006, it may be difficult to achieve these levels of growth. Assuming a favorable economic environment, including increased consumer confidence, a stronger stock market and moderately increasing interest rates, we expect 2006 to produce a 25% or greater increase in earnings. If buyer demand does not rebound from depressed levels in the fourth quarter of 2005 and the start of 2006, interest rates increase significantly, the ability to obtain permits and approvals for land development are delayed or adverse legislation or regulations occur, then it may be difficult to achieve earnings growth.

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

We utilize fixed and variable rate debt. Changes in interest rates on fixed–rate debt generally affects the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally does not impact the fair market value of the instrument but does affect our earnings and cash flow. We are exposed to market risk primarily due to fluctuations in interest rates on our variable rate debt. We hedged a portion of our exposure to changes in interest rates by entering into a interest swap agreement to lock in a fixed interest rate. The swap agreement effectively fixes the variable rate cash flows on our $300.0 million of variable rate senior term note and expires December 2010. The average pay rate of the swap agreement is 6.9%. The swap agreement has been designated as a cash flow hedge and is reflected at fair value ($1.8 million) in the consolidated balance sheet.

The following table sets forth, as of December 31, 2005, our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (dollars in thousands).

	2006	2007	2008	2009	2010	Thereafter	Total	FMV at 12/31/05
Debt:
Fixed rate	$—	$9,194	$18,303	$—	$—	$755,473	$782,970	$752,072
Average interest rate	—	5.00%	5.00%	—	—	7.17%	7.10%
Variable rate	$13,062	$—	$253,155	$3,550	$300,000	$—	$569,767	$569,767
Average interest rate	6.31%	—	6.35%	—	6.38%	—	6.32%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of WCI Communities, Inc:

We have audited the accompanying consolidated balance sheet of WCI Communities, Inc. as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI Communities, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WCI Communities, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 14, 2006

Report of Independent Registered Certified Public Accounting Firm on Internal Controls Over Financial Reporting

The Board of Directors and Shareholders of WCI Communities, Inc.

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that WCI Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WCI Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that WCI Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WCI Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of WCI Communities, Inc. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 14, 2006

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of WCI Communities, Inc:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of WCI Communities, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Miami, Florida

February 28, 2005

WCI Communities, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$52,584	$61,992
Restricted cash	107,850	158,694
Contracts receivable	1,123,509	758,406
Mortgage notes and accounts receivable	51,349	93,130
Real estate inventories	1,687,852	1,477,966
Property and equipment, net	208,205	176,589
Investment in joint ventures	47,927	51,964
Other assets	128,710	99,189
Goodwill	66,293	51,567
Other intangible assets, net	7,127	7,199

Total assets	$3,481,406	$2,936,696

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$378,299	$332,289
Customer deposits	468,341	382,610
Income taxes payable	84,602	74,122
Community development district obligations	121,548	93,235
Senior unsecured revolving credit facility	94,050	190,730
Senior unsecured term note	300,000	—
Mortgages and notes payable	203,214	150,238
Senior subordinated notes	530,473	678,321
Junior subordinated notes	100,000	—
Contingent convertible senior subordinated notes	125,000	125,000

	2,405,527	2,026,545

Minority interests	17,257	16,340

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,055 and 45,305 shares issued, respectively	460	453
Additional paid-in capital	298,786	288,122
Retained earnings	799,468	613,318
Treasury stock, at cost, 1,693 and 693 shares, respectively	(38,987)	(8,082)
Accumulated other comprehensive loss	(1,105)	—

Total shareholders’ equity	1,058,622	893,811

Total liabilities and shareholders’ equity	$3,481,406	$2,936,696

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	For the years ended December 31,
	2005	2004	2003
Revenues
Homebuilding	$2,248,753	$1,591,695	$1,243,789
Real estate services	156,740	135,321	108,885
Other	196,317	78,601	99,531

Total revenues	2,601,810	1,805,617	1,452,205

Costs of Sales
Homebuilding	1,741,566	1,204,781	917,268
Real estate services	132,469	113,669	89,973
Other	115,711	72,506	82,974

Total costs of sales	1,989,746	1,390,956	1,090,215

Gross margin	612,064	414,661	361,990

Other Income and Expenses
Equity in losses (earnings) from joint ventures	1,386	1,206	(607)
Other income	(10,804)	(26,250)	(5,075)
Hurricane costs, net of actual and estimated insurance recoveries of $8,833 and $9,000, respectively	4,324	1,236	—
Selling, general, administrative and other	214,376	170,208	140,159
Interest expense, net	35,816	43,443	34,842
Real estate taxes, net	14,601	12,607	11,650
Depreciation and amortization	16,037	13,717	11,211
Expenses related to early repayment of debt	26,167	—	—

Income before minority interests and income taxes	310,161	198,494	169,810
Minority interests	4,537	1,204	—

Income before income taxes	305,624	197,290	169,810
Income tax expense	119,474	77,087	64,250

Net income	$186,150	$120,203	$105,560

Earnings per share:
Basic	$4.15	$2.72	$2.41
Diluted	$4.00	$2.62	$2.34

Weighted average number of shares:
Basic	44,805	44,219	43,831
Diluted	46,579	45,859	45,206

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2002	44,416	$445	$277,912	$387,555	$(1,629)	$(795)	$663,488
Exercise of stock options	228	2	1,379	—	—	—	1,381
Stock-based compensation	47	—	(118)	—	—	734	616
Purchase of treasury stock	(1,047)	—	—	—	—	(13,734)	(13,734)
Comprehensive income:
Net income	—	—	—	105,560	—	—	105,560
Change in fair value of derivatives, net of tax	—	—	—	—	1,436	—	1,436

Total comprehensive income							106,996

Balance at December 31, 2003	43,644	447	279,173	493,115	(193)	(13,795)	758,747
Reissuance of common stock in connection with acquisition	439	—	4,288	—	—	5,712	10,000
Exercise of stock options	504	5	3,811	—	—	—	3,816
Stock-based compensation	25	1	850	—	—	1	852
Comprehensive income:
Net income	—	—	—	120,203	—	—	120,203
Change in fair value of derivatives, net of tax	—	—	—	—	193	—	193

Total comprehensive income							120,396

Balance at December 31, 2004	44,612	453	288,122	613,318	—	(8,082)	893,811
Exercise of stock options	750	7	5,504	—	—	—	5,511
Tax benefit from stock option exercises	—	—	3,490	—	—	—	3,490
Stock-based compensation	—	—	1,670	—	—	—	1,670
Purchase of treasury stock	(1,000)	—	—	—	—	(30,905)	(30,905)
Comprehensive income:
Net income	—	—	—	186,150	—	—	186,150
Change in fair value of derivative, net of tax	—	—	—	—	(1,105)	—	(1,105)

Total comprehensive income							185,045

Balance at December 31, 2005	44,362	$460	$298,786	$799,468	$(1,105)	$(38,987)	$1,058,622

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$186,150	$120,203	$105,560
Adjustments to reconcile net income to net cash used in operating activities:
Write-off of unamortized debt and premium issuance costs	3,508	—	—
Tax benefit relating to stock option exercises	3,490	—	—
Deferred income taxes	5,872	17,684	1,007
Hurricane costs	7,583	1,236	—
Depreciation and amortization	20,420	16,640	13,723
Gain on sale of property and equipment	(4,931)	—	—
Losses (earnings) from investment in joint ventures	1,386	1,206	(607)
Minority interests	4,537	1,204	—
Stock-based compensation expense	1,670	852	616
Changes in assets and liabilities:
Restricted cash	51,591	(53,280)	(78,078)
Contracts receivable	(365,103)	(211,710)	(31,675)
Mortgage notes and accounts receivable	44,881	14,522	(18,355)
Real estate inventories	(58,288)	(212,611)	(75,741)
Distributions of earnings from joint ventures	300	1,165	3,346
Other assets	(13,921)	(1,656)	(5,551)
Accounts payable and other liabilities	27,076	22,441	26,472
Customer deposits	70,227	146,039	47,602
Income taxes payable	4,608	14,203	2,967

Net cash used in operating activities	(8,944)	(121,862)	(8,714)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(136,558)	(53,517)	—
Additions to property and equipment, net	(50,049)	(42,303)	(53,579)
Proceeds from sale of property and equipment	18,357	—	—
Contributions to joint ventures	(376)	(1,875)	(10,980)
Distributions of capital from joint ventures	4,734	5,959	749

Net cash used in investing activities	(163,892)	(91,736)	(63,810)

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Net (repayments) borrowings on senior unsecured revolving credit facility	$(96,680)	$190,730	$(44,935)
Proceeds from borrowing on senior unsecured term note	300,000	—	—
Proceeds from borrowings on mortgages and notes payable	501,452	429,281	131,945
Repayment of mortgages and notes payable	(475,972)	(397,707)	(217,251)
Proceeds from issuance of senior subordinated notes	200,000	—	125,000
Redemption of a portion of senior subordinated notes	(344,570)	—	—
Proceeds from issuance of junior subordinated notes	100,000	—	—
Proceeds from issuance of contingent convertible senior subordinated notes	—	—	125,000
Payment of debt issue costs	(7,866)	(7,894)	(6,015)
Advances from community development districts	31,562	22,124	21,022
Payments to community development districts	(15,484)	(12,928)	(8,294)
Contributions from minority interests	—	2,100	—
Distributions to minority interests	(3,620)	(12,288)	—
Proceeds from exercise of stock options	5,511	3,816	1,381
Purchase of treasury stock	(30,905)	—	(13,734)

Net cash provided by financing activities	163,428	217,234	114,119

Net (decrease) increase in cash and cash equivalents	(9,408)	3,636	41,595

Cash and cash equivalents at beginning of year	61,992	58,356	16,761

Cash and cash equivalents at end of year	$52,584	$61,992	$58,356

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Notes to Consolidated Financial Statements

December 31, 2005

(In thousands, except per share data)

1.	Significant Accounting Policies

A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements follows.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of WCI Communities, Inc. (the Company, WCI or we), our wholly owned subsidiaries and certain joint ventures which are not variable interest entities (VIE’s) but we have the ability to exercise control. The equity method of accounting is applied in the accompanying consolidated financial statements with respect to those investments in joint ventures which are not variable interest entities and we have less than a controlling interest, have substantive participating rights, or are not the primary beneficiary as defined in FIN 46-R, Consolidation of Variable Interest Entities. All material intercompany balances and transactions are eliminated in consolidation.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue and Profit Recognition

Traditional homebuilding revenue is recognized at the time of closing under the completed contract method for single-family residences and for multi-family residences where the planned construction cycle is less than one year. The related profit is recognized when collectibility of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred until such requirements are met and the related sold inventory is classified as completed inventory.

Revenue for tower and multi-family traditional homebuilding residences under construction is recognized on the percentage-of-completion method when the planned construction period is greater than one year. Revenue is recorded as a portion of the value of non-cancelable contracts when construction of each project is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the residence, a substantial percentage of residences are under non-cancellable contracts, collectibility of the sales prices are reasonably assured and costs can be reasonably estimated. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. The percentage-of-completion method is applied since we meet the applicable requirements under Statement of Financial Accounting Standards (SFAS) 66, Accounting for Sales of Real Estate. Any amounts due under sales contracts, to the extent recognized as revenue, are recorded as contracts receivable. We expect to collect contracts receivable of approximately $702,820, $222,220 and $198,469 in 2006, 2007 and 2008, respectively. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. Contracts receivable is net of an allowance of $5,658 and $6,025 for estimated losses due to potential customer defaults at December 31, 2005 and 2004, respectively. Any sales after the residential building is completed are recorded as revenue on the completed contract method.

Real estate services revenue primarily includes realty brokerage, mortgage banking and title operations. Realty brokerage and title revenues are recognized upon closing of a sales contract. Mortgage banking revenues include premiums and fees associated with the qualification, processing and placement of mortgage loans with

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

third-party investors and are recognized as revenues when the earnings process is complete. Interest income, net of related interest expense, is accrued on mortgage loans from the date of the note until the loan is sold. We record sales of mortgage loans at the time the purchaser acquires the risks and rewards of ownership and we have surrendered control over the loans and received all cash payments. The sales of these mortgages are at prices established in commitments obtained from mortgage investors prior to the time the mortgages are originated. Gains and losses are recognized based upon the difference between the sales proceeds and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs. Loan origination fees and costs are deferred and recognized upon sale of the related loans.

Revenues from amenity operations include the sale of equity memberships and marina slips, non-equity memberships, billed membership dues and fees for services provided. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales and the related cost of sales are initially recorded under the cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based upon changes in circumstances. If we can demonstrate that it is likely we will recover proceeds in excess of remaining carrying value, the full accrual method is then applied. Non-refundable non-equity membership initiation fees represent initial payments for rights to use the amenity facilities. The non-equity membership initiation fees are deferred and amortized to amenity membership revenues over 20 years which represents the estimated average depreciable life of the amenity facilities. Dues are billed on an annual basis in advance and are recorded as deferred revenue and then recognized as revenue ratably over the term of the membership year. Revenues for services are recorded when the service is provided.

Revenue from land sales is recognized at the time of closing. The related profit is recognized in full when collectibility of the sales price is reasonably assured and the earnings process is substantially complete. When a sale does not meet the requirements for income recognition, profit is deferred under the deposit method and the related inventory is classified as completed inventory. The deferred income is recognized as our involvement is completed.

Sales incentives such as reductions in listed sales prices of homes, tower units, golf club memberships and marina slips are classified as a reduction of revenue. Sales incentives such as free products or services are classified as cost of sales.

Real Estate Inventories and Cost of Sales

Real estate inventories consist of land and land improvements, investments in amenities and tower residences and homes that are under construction or completed. Total land and common development costs are apportioned to each home, lot, amenity or parcel on the relative sales value method, while site specific development costs are allocated directly to the benefited land. Investments in amenities include clubhouses, golf courses, marinas, tennis courts and various other recreation facilities that we intend to recover through equity membership and marina slip sales.

We construct amenities in conjunction with the development of certain planned communities and account for related costs in accordance with SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Amenities are either transferred to common interest realty associations (CIRAs), sold as equity membership clubs, sold separately or retained and operated. The cost of amenities conveyed to a CIRA are classified as a common cost of the community and included in real estate inventories. These costs are allocated to cost of sales on the basis of the relative sales value of the homes sold. For amenities to be sold separately or

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

retained by us, capitalized costs in excess of its estimated fair value as of the substantial completion date are allocated as common costs to each parcel or lot benefited based on estimated relative sales value. Cost of amenities retained and operated by us are accounted for as property and equipment.

Real estate inventories considered held for sale, including completed tower residences and homes, are carried at the lower of cost or fair value less cost to sell. Whenever events or circumstances indicate that the carrying value of real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development, may not be recoverable, the expected cash to be realized from sale and operation of these assets is compared to the related carrying amount. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. We recorded no material asset impairments in 2005, 2004, or 2003.

Capitalized Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to land under development and construction of homes and tower residences are capitalized to real estate inventories during the active development period. Effective April 1, 2005, we revised our calculations of capitalized interest with respect to our traditional homebuilding and tower inventories, as prescribed by SFAS 34 Capitalization of Interest Cost. We now include the underlying developed land costs in our calculation of capitalized interest for tower residences under construction, and include the underlying developed land costs and in-process homebuilding costs in our calculation of capitalized interest for traditional homes under construction. Capitalization ceases upon substantial completion of each home or tower. If we had applied the revised calculations of capitalized interest to the years ended 2004 and 2003, our cost of sales for the traditional homebuilding segment would have increased by approximately $12,500 and $10,100, respectively due to additional relief of capitalized interest associated with the period of home construction, and our cost of sales for the tower homebuilding segment would have increased by approximately $11,500 and $6,800, respectively due to additional relief of capitalized interest associated with the cost of the building site during tower construction. In addition, net interest expense for the years ended December 31, 2004 and 2003 would have decreased by approximately $22,700 and $15,800, respectively. The impact of the revision to consolidated net income for previously reported periods was immaterial.

Interest incurred relating to the construction of amenities is capitalized to real estate inventories for equity membership clubs or property and equipment for clubs to be retained and operated by us. Interest and real estate taxes capitalized to real estate inventories are amortized to costs of sales as related homes, lots, amenity memberships and parcels are sold. For tower and multi-family traditional homebuilding projects where the planned construction period is greater than one year, capitalized interest and real estate taxes are amortized to costs of sales under the percentage-of-completion method. Interest capitalized to property and equipment is depreciated on the straight-line method over the estimated useful lives of the related assets.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

The following table is a summary of interest expense, net, and real estate taxes, net:

	For the years ended December 31,
	2005	2004	2003
Total interest incurred	$106,859	$81,448	$70,608
Debt issue cost amortization	3,788	3,461	3,050
Interest capitalized	(74,831)	(41,466)	(38,816)

Interest expense, net	$35,816	$43,443	$34,842

Previously capitalized interest included in cost of sales	$73,070	$29,447	$28,040

Real estate taxes incurred	$22,613	$17,651	$15,337
Real estate taxes capitalized	(8,012)	(5,044)	(3,687)

Real estate taxes, net	$14,601	$12,607	$11,650

Previously capitalized real estate taxes included in cost of sales	$6,065	$3,623	$3,051

Warranty

We generally provide our single- and multi-family home buyers with a one to three year limited warranty, respectively for all material and labor and a ten year warranty for certain structural defects. We provide our tower home buyers a three year warranty for the unit and common elements of the tower. Warranty reserves have been established by charging cost of sales and crediting a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligation periods. Our warranty cost accruals are based upon historical warranty cost experience and are adjusted as appropriate to reflect qualitative risks associated with the types of towers and homes built.

The following table presents the activity in our warranty liability account:

	For the years ended December 31,
	2005	2004	2003
Warranty liability at beginning of year	$10,752	$4,785	$1,837
Company acquisition	745	2,600	—
Warranty costs accrued and incurred	16,695	16,923	10,279
Warranty costs paid	(9,614)	(13,556)	(7,331)

Warranty liability at end of year	$18,578	$10,752	$4,785

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid instruments with an original purchased maturity of three months or less as cash equivalents. Restricted cash consists principally of escrow accounts representing customer deposits restricted as to use. Cash as of December 31, 2005 and 2004 included $56,911 and $57,679, respectively, of amounts in transit from title companies for transactions closed at or near year-end.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

Property and Equipment

Property and equipment, including amenities retained and operated by us, are recorded at cost less accumulated depreciation and are depreciated on the straight-line method over their estimated useful lives. If an operating amenity is converted to an equity club, the related assets are reclassified from property and equipment to real estate inventories, depreciation is ceased and accounted for in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Upon reclassification, the sale of equity memberships and the recognition of related cost of sales is determined in the same manner as other amenities that are being sold through an equity membership program. Provisions for impairment are recorded when estimated future undiscounted cash flows from operations and projected sales proceeds are less than the net carrying value.

Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements, which extend useful lives, are capitalized.

Other Assets

Other assets primarily consist of prepaid expenses, community development district amounts, acquisition deposits and debt issue costs. Debt issue costs, principally loan origination and related fees, are deferred and amortized over the life of the respective debt using the straight-line method, which approximates the effective interest method.

Goodwill and Other Intangible Assets

Goodwill represents the excess of our cost of business operations acquired over the fair value of identifiable assets acquired net of liabilities assumed. SFAS 142, Goodwill and Other Intangible Assets provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually. We perform the required tests for impairment of goodwill annually in the fourth quarter and do not currently believe our goodwill is impaired. In accordance with SFAS 142, we have allocated goodwill to our operating segments as follows:

	Homebuilding	Amenity membership and operations	Real estate services	Total
Balance as of December 31, 2002	$16,097	$5,365	$6,926	$28,388
Goodwill acquired during the year	—	—	552	552

Balance as of December 31, 2003	16,097	5,365	7,478	28,940
Goodwill acquired during the year	21,994	—	633	22,627

Balance as of December 31, 2004	38,091	5,365	8,111	51,567
Goodwill acquired during the year	14,104	—	622	14,726

Balance as of December 31, 2005	$52,195	$5,365	$8,733	$66,293

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

We have identifiable intangible assets with estimated finite useful lives ranging from 4 to 30 years. Approximately $6,800 of our intangible assets at December 31, 2005 are related to our contractual right to receive revenues associated with use of certain amenity facilities. These assets were acquired through acquisitions and are being amortized on the straight-line basis over their estimated useful lives and had accumulated amortization of $2,191 and $2,488 at December 31, 2005 and 2004, respectively. We amortized $380, $471 and $464 for the years ended December 31, 2005, 2004 and 2003, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2006	372
2007	372
2008	364
2009	361
2010	305

$1,774

Accounts Payable and Other Liabilities

Accounts payable and other liabilities primarily consist of the following:

	December 31,
	2005	2004
Accounts payable	$173,133	$148,789
Accrued bonuses	38,272	17,677
Accrued interest	14,498	22,285
Contract retainage	41,387	33,734
Warranty liabilities	18,578	10,752
Escrow liabilities	39,336	53,614
Deferred income	24,276	19,908
Other liabilities	28,819	25,530

	$378,299	$332,289

Customer Deposits

Customer deposits primarily represents amounts received from customers under real estate sales contracts.

Derivative Instruments and Hedging Activities

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

We have an interest rate swap agreement with a counterparty that is a major financial institution. The swap agreement effectively fixes the variable rate cash flows on our $300,000 senior term note for the entire 5-year term (see Note 10). The interest rate swap agreement expires December 2010. The swap agreement was designated as a cash flow hedge. For the year ended December 31, 2005, we recognized a loss of $1,826 on our interest rate swap which is included in other comprehensive income, net of taxes, and the related liability is included in accounts payable and other liabilities. The fair value of the interest rate swap agreement was estimated based on quoted market rates of similar financial instruments. The related gains or losses are recorded in shareholders’ equity as accumulated other comprehensive income or loss. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, mortgage notes and accounts receivable, accounts payable and contract retainage, customer deposits, senior unsecured credit facilities, senior unsecured term note mortgage and notes payable, community development district obligations, senior and junior subordinated debt and contingent convertible senior subordinated debt. For financial instruments other than senior subordinated debt and other fixed rate debt, the carrying amounts approximate their fair value because of their short maturity and in some cases because they bear interest at market rates. The estimated fair value based upon dealer quotes, of senior subordinated debt, convertible debt and other fixed rate debt was $752,072 and $899,194 at December 31, 2005 and 2004, respectively.

Advertising Costs

Advertising costs consists primarily of television, radio, newspaper, direct mail, billboard, brochures and other media advertising programs. We expense advertising costs as incurred to selling, general and administrative costs. Tangible advertising costs such as architectural models and visual displays are capitalized to property and equipment or real estate inventories. Advertising expense was approximately $34,313, $30,243 and $25,011 for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

We account for income taxes in accordance SFAS 109, Accounting for Income Taxes. This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

Stock-Based Compensation

At December 31, 2005, we have two stock incentive plans, which are described more fully in Note 18. We have elected to use APB 25 and related interpretations in accounting for our stock-based compensation. No compensation costs are recorded upon issuance or exercise of stock options as the options were issued at the current market price of the stock on the date of grant. Compensation expense is recognized each period for restricted stock units and performance-based stock grants. Had we elected to recognize compensation expense under the fair value method, pro forma net income would be as follows:

	For the years ended December 31,
	2005	2004	2003
Net income:
As reported	$186,150	$120,203	$105,560
Add: Stock-based compensation expense included in reported net income, net of tax	1,018	—	—
Less: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(4,205)	(2,066)	(1,144)

Pro forma	$182,963	$118,137	$104,416

Earnings per share:
As reported
Basic	$4.15	$2.72	$2.41
Diluted	$4.00	$2.62	$2.34
Pro forma
Basic	$4.08	$2.67	$2.38
Diluted	$3.96	$2.59	$2.32

These pro forma amounts may not be representative of the effect on pro forma net income in future years, since the estimated fair value of stock options is amortized over the vesting period and additional options may be granted in future years. For the purposes of providing pro forma disclosure, WCI estimated the fair value of options using a lattice option pricing model in 2005 and the Black-Scholes option pricing model for grants in 2004 and 2003.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment (SFAS 123R), which is a revision of SFAS 123, amends SFAS 95, Statement of Cash Flows and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

SFAS 123R applies to all awards granted after the required effective date (which is January 1, 2006 for us) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the unvested portion of outstanding awards based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning January 1, 2006, we will adopt SFAS 123R and begin reflecting the share-based compensation expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. As required by SFAS 123R, we have developed a lattice model which we believe better reflects the fair value of equity grants on the date of grant. We expect the impact of the adoption of SFAS 123R to be a reduction to net income of approximately $6,000 to $7,000 for the year ended December 31, 2006 assuming the modified prospective method.

Employee Benefit Plan

Company employees who meet certain requirements as to age and service are eligible to participate in our 401(k) benefit plan. For the years ended December 31, 2005, 2004 and 2003, our expenses related to the plan were $3,107, $2,297 and $1,923, respectively.

Shareholders’ Equity

In addition to common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

In May 2005, we filed a shelf registration statement with the Securities and Exchange Commission under the Securities Act of 1933, as amended. Under the shelf registration statement, we may offer from time to time up to $1.0 billion of debt securities, common stock and/or preferred stock. As of December 31, 2005, we have no offerings issued under this shelf registration.

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. In April 2003, the Board of Directors approved the repurchase of up to 1,000 shares of our common stock. Pursuant to this authorization, 1,000 unregistered common shares were repurchased in a private transaction for an average price per share of approximately $13.00. In May 2004, we reissued 439 shares of our treasury common stock with a fair value of $10,000 in connection with the acquisition of Spectrum Communities (See Note 3). On August 9, 2005, the Board of Directors authorized the purchase of 1,000 shares of the Company’s common stock. All shares authorized under the repurchase program were repurchased by August 26, 2005, at an average price of $30.91 per share. In October 2005, the Board of Directors authorized the repurchase of up to 5,000 shares of our common stock from time to time based upon certain parameters, and no shares had been acquired as of December 31, 2005.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options and convertible notes. Options to purchase common stock, restricted stock units and performance stock grants totaling 591, 0 and 467 shares were excluded from the computation of diluted weighted average shares outstanding for 2005, 2004 and 2003, respectively, due to their antidilutive effect. Approximately 4,171 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the year ended 2005 due to their antidilutive effect.

Information pertaining to the calculation of earnings per share for each of the three years ended December 31 is as follows:

	2005	2004	2003
Basic weighted average shares outstanding	44,805	44,219	43,831
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	1,411	1,640	1,375
Contingent convertible senior subordinated notes	363	—	—

Diluted weighted average shares outstanding	46,579	45,859	45,206

Consolidated Statement of Cash Flows—Supplemental Disclosures

	For the years ended December 31,
	2005	2004	2003
Interest paid (net of amount capitalized)	$37,740	$40,518	$29,194

Net Federal and State taxes paid	$86,060	$59,608	$59,643

Non-monetary transactions during 2005, 2004 and 2003:

	2005	2004	2003
Land purchase obligations in connection with land acquisitions	$—	$—	$44,098
Notes payable in connection with land acquisitions	17,638	3,550	1,600
Performance obligation in connection with land acquisition	6,365	—	—
Community development district obligations assumed by end user	7,784	6,481	3,695
Change in community development district obligations	20,019	2,837	15,449
Issuance of common stock in connection with acquisition	—	10,000	—
Note payable in connection with acquisition (Note 3)	9,194	—	—

New Accounting Pronouncements

In December 2004, the FASB issued Staff Position 109-1 (FSP 109-1), Application of SFAS 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The tax benefits resulting from the new deduction did not have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2005.

In June 2005, the Emerging Issues Task Force (EITF) released Issue No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership in its financial statements. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 is (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement is modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. As it relates to any new or modified partnership agreements subsequent to June 29, 2005, implementation of EITF 04-5 did not have a material impact on our financial position, results of operations or cash flows. As it relates to existing partnerships at December 31, 2005, implementation of EITF 04-5 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—a replacement of APB opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

Concentration Risks

Approximately 85% of our total revenues are generated from our Florida operations, with our Mid-Atlantic United States (Mid-Atlantic U.S.) and the Northeast United States (Northeast U.S.) markets comprising the remaining revenues. Consequently, any significant economic downturn in the Florida, Mid-Atlantic U.S. and Northeast U.S. markets could potentially have an effect on our business, results of operations and financial condition.

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. The balance of cash and cash equivalents at December 31, 2004 reflects the revised classification of unfunded vendor payments approximating $40,000 as compared with previously reported amounts. The revised classification also resulted in a corresponding reduction of accounts payable and other liabilities. Net cash used in operating activities for the years ended December 31, 2004 and 2003 reflects the

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

reclassification of $1,165 and $3,346 of cash distributions of earnings from joint ventures which was previously reported in net cash used in investing activities in prior years. See Note 16 for reclassification of certain community development district obligation amounts related to prior periods. These reclassifications had no impact on net income for the year ended December 31, 2004.

2.	Segment Information

We operate in three principal business segments: Tower Homebuilding, Traditional Homebuilding, which includes sales of lots, and Real Estate Services, which includes real estate brokerage, mortgage banking and title operations. Land Sales and Amenity Membership and Operations and Other have been disclosed for purposes of additional analysis. The amount of previously capitalized interest included in cost of sales of each segment, thereby reducing segment gross margin, is also presented for purposes of additional analysis. The accounting policies of the segments are the same as those described in our significant accounting policies in Note 1. Asset information by business segment is not presented, since we do not prepare such information.

Year ended December 31, 2005	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$1,035,747	$1,181,678	$31,328	$156,740	$85,987	$110,330	$2,601,810
Gross margin	275,705	222,854	8,628	24,271	(3,907)	84,513	612,064
Previously capitalized interest included in cost of sales	38,166	26,980	2,585	—	69	5,270	73,070

Year ended December 31, 2004	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$817,356	$753,328	$21,011	$135,321	$57,703	$20,898	$1,805,617
Gross margin	245,288	135,376	6,250	21,652	(3,433)	9,528	414,661
Previously capitalized interest included in cost of sales	16,938	9,510	1,544	—	47	1,408	29,447

Year ended December 31, 2003	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$593,893	$624,219	$25,677	$108,885	$61,377	$38,154	$1,452,205
Gross margin	171,856	142,397	12,268	18,912	6,717	9,840	361,990
Previously capitalized interest included in cost of sales	13,201	10,479	2,205	—	252	1,903	28,040

See the consolidated statements of income for a reconciliation of gross margin to income before minority interests and income taxes for the years ended December 31, 2005, 2004 and 2003.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

3.	Acquisitions

In February 2005, we acquired Renaissance Housing Corporation (Renaissance), a homebuilder and high-rise tower developer based in the Mid-Atlantic U.S. Cash invested in Renaissance included consideration paid to the seller and acquisition costs of approximately $91,500, plus the repayment of approximately $51,000 in indebtedness on the day of closing, net of acquired cash of approximately $8,300. We recorded an initial amount of goodwill of approximately $9,100, which was assigned to our Traditional Homebuilding operating segment. In accordance with the purchase agreement, during the quarter ended June 30, 2005, the seller exercised a 60-day post-closing date clause in the purchase agreement requiring us to pay additional consideration of approximately $1,970. The majority of the purchase price of approximately $146,600 was allocated to real estate inventories and goodwill. The additional consideration was paid in June 2005 and recorded as goodwill. In addition, contingent payments approximating $8,000 tied to the earnings of the acquired business unit may be earned and paid over three years following the acquisition and would be recorded as goodwill when earned. If the actual earnings exceed a certain threshold as defined, additional payments approximating 20% of the earnings exceeding the threshold will be paid as goodwill when earned. A $3,000 contingent payment based on the 2005 earnings of the acquired business unit was earned and recorded as goodwill in 2005, and will be paid in 2006.

In connection with the acquisition, we entered into a non-interest bearing $10,000 promissory note payable to the seller. The promissory note is collateralized by a certain land parcel located in Virginia. In accordance with the terms of the purchase contract and promissory note, depending upon the seller’s ability to obtain governmental rezoning to increase the building density, we will be obligated to pay a rezoning payment ranging between $10,000 and $86,400. The seller has until August 2014 to obtain governmental rezoning. The payments due to the seller are expected to be recorded as additional land basis when paid. We have discounted the non-interest bearing note at an interest rate of 5.00% and will recognize the discount as interest expense over the life of the note.

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

In May 2004, we acquired Spectrum Communities (Spectrum), a developer and homebuilder based in the Northeast U.S. Cash invested in Spectrum included consideration paid to the seller and acquisition costs of approximately $26,700, plus the repayment of approximately $36,300 in indebtedness on the day of closing, net of acquired cash of approximately $9,500. We also issued 439 shares of our common stock to the seller as consideration and assumed approximately $68,000 of project debt with maximum interest rates of prime plus 1% and maturity dates from 2004 to 2007. In connection with this acquisition, we recorded an initial amount of goodwill of approximately $17,000, which was assigned to our Traditional Homebuilding operating segment. In addition, a $5,000 contingent payment tied to the earnings of the acquired business unit was accrued and recorded as goodwill in 2004 and was paid in 2005. The majority of the purchase price of approximately $53,500 was allocated to real estate inventories and goodwill. No further contingent payments exist as of December 31, 2005.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141. The purchase price of the acquisition was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The results of operations of Spectrum are included in the accompanying consolidated financial statements beginning on the date of acquisition.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

4.	Mortgage Notes and Accounts Receivable

Mortgage notes and accounts receivable are summarized as follows:

	December 31,
	2005	2004
Mortgage loans held for sale	$28,760	$53,826
Mortgage notes receivable	7,046	17,767
Accounts receivable	15,543	21,537

	$51,349	$93,130

Our wholly owned subsidiary, Financial Resources Group, Inc. (FRG), which does business as WCI Mortgage, originates home mortgages which are later sold to mortgage investors. Mortgage loans held for sale are stated at the lower of cost or market value based upon purchase commitments from third-party mortgage investors or prevailing market for loans not yet committed to an investor. Substantially all of these loans are sold within 40 days of origination. We recorded approximately $5,505, $5,108 and $5,531 of gains on the sale of loans for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average interest rate of mortgage loans held for sale was 6.8% and 5.3% at December 31, 2005 and 2004, respectively.

Mortgage notes receivable are generated through the normal course of business, primarily land sales, and are collateralized by liens on property sold. Significant concentration of mortgage notes receivable has resulted from the sale of real estate inventories to one independent buyer, approximating 72% of the balance at December 31, 2005.

Following is a schedule of maturities of mortgage notes receivable at December 31, 2005:

2006	$6,771
2007	—
2008	—
2009	275

Mortgage notes receivable	$7,046

Accounts receivable are generated through the normal course of amenity and other business operations and are unsecured. We assess the collectibility of accounts receivable and the need for an allowance for doubtful accounts based upon review of the individual receivables and collection history.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,
	2005	2004
Land and land improvements	$788,124	$791,882
Investments in amenities	92,414	112,864
Work in progress:
Towers	188,702	168,351
Homes	506,428	297,230
Completed inventories:
Towers	20,276	57,666
Homes	91,908	40,435

Real estate inventories owned	1,687,852	1,468,428
Real estate inventories not owned (See Note 6)	—	9,538

Total real estate inventories	$1,687,852	$1,477,966

Work in progress includes tower units and homes finished, sold and ready for delivery and tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had 65 and 27 completed single- and multi-family homes at December 31, 2005 and 2004, respectively. We had 16 and 84 completed tower residences at December 31, 2005 and 2004, respectively.

6.	Land and Lot Purchase Arrangements

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. The land and lot purchase arrangements are typically subject to a number of conditions including, but not limited to, the ability to obtain necessary governmental approvals. If all governmental approvals are not obtained prior to a pre-determined contractual deadline, we may extend the deadline or cancel the contract and the initial deposit will be returned. In addition, we typically have the right to cancel any agreement by forfeiture of the deposit. In such instances, we generally are not able to recover any pre-development costs we may have incurred.

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of December 31, 2005, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

Not all of our land and lot purchase arrangements are with VIEs. In those circumstances when we enter into a contractual arrangement to acquire lots under a lot option take-down arrangement with an entity that is determined not to be a VIE, we evaluate the terms of the arrangement under SFAS 49, Product Financing

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

Arrangements. We will evaluate both quantitative and qualitative factors in evaluating each lot purchase arrangement as to whether we would be compelled to exercise the option and, if so we would record the option amount as “land not owned” with a corresponding liability, although we have no contractual obligation for specific performance. Generally, our exposure to loss under these arrangements is limited to the deposit and any other payments due to the landowner upon default of the option and all other pre-development costs which is less than the amount that may be recorded on the balance sheet. As of December 31, 2005, we did not have any material lot purchase arrangements in which we were compelled to exercise the option.

As of December 31, 2005, we had land and lot option contracts aggregating $314,590, net of deposits, to acquire approximately 3,400 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $37,670 at December 31, 2005.

7.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (in years)	December 31,
		2005	2004
General corporate facilities:
Land and improvements	10 to 15	$2,428	$2,600
Buildings and improvements	30 to 40	25,824	22,776
Furniture, fixtures and equipment	3 to 10	46,588	36,329
Assets under construction	—	8,283	6,225

		83,123	67,930

Amenities:
Land and improvements	10 to 15	74,482	61,870
Buildings and improvements	30 to 40	57,970	56,050
Furniture, fixtures and equipment	3 to 10	14,214	12,570
Marinas	20	573	1,120
Assets under construction	—	30,373	16,880

Total amenities		177,612	148,490

		260,735	216,420
Less accumulated depreciation		(52,530)	(39,831)

Property and equipment, net		$208,205	$176,589

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

8.	Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures, which are not considered variable interest entities, represent our ownership interest in real estate limited partnerships and are accounted for under the equity method when we have less than a controlling interest, have substantive participating rights or we are not the primary beneficiary as defined in FIN 46R. At December 31, 2005 investments in joint ventures consists of the following:

Name of Venture	Percentage of Ownership	Type and Location of Property
Tiburon Golf Ventures Limited Partnership	51%	Golf club—Naples, Florida

Pelican Landing Golf Resort Ventures Limited Partnership	51%	Golf club—Bonita Springs, Florida

Pelican Landing Timeshare Ventures Limited Partnership	51%	Multi-family timeshare units— Bonita Springs, Florida

Walden Woods Business Center Limited Partnership	50%	Mixed-use industrial park—Plant City, Florida

Renaissance at Woodlands, L.L.C.	50%	Single-family and town home lots— Loudon County, Virginia

Our share of net earnings (loss) is based upon our ownership interest. We may be required to make additional cash contributions to the ventures, pursuant to the venture agreements, to avoid the loss of all or part of our interest in such ventures. At December 31, 2005, Renaissance at Woodlands had obtained third party financing of $20,500 of which approximately $17,800 was outstanding. Under the terms of the debt agreement, we provide a joint and several guarantee for the amount outstanding. Although the majority of our joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

We enter into agreements to provide development, project management and golf course operation management services. We provided these services to certain of our unconsolidated joint ventures and recorded net fee revenue of $1,224, $678 and $1,505 for the years ended December 31, 2005, 2004 and 2003, respectively. We eliminate development and project management fees to the extent of our ownership interest.

In 1996, we sold our Bighorn property located in Palm Desert, California to Bighorn Development Limited Partnership (the Partnership or Bighorn). In conjunction with the sale, we received cash consideration and a Class B limited partnership interest in the Partnership for which no value was assigned. In February 2004, we sold our Class B limited partnership interest in the Partnership to Bighorn and affiliates for $20,000. We received $5,000 and a commitment from the buyer to pay the remaining $15,000 from the future sale of Bighorn home-sites over a three year period to expire February 2007. We recorded the remaining commitment of $15,000 to other income as the underlying home-sites were sold. For the period ended December 31, 2005 and 2004, we recognized proceeds of approximately $1,800 and $18,200, respectively, in other income.

The basis differences between our investments in joint ventures and the equity in underlying net assets are primarily attributable to acquisition purchase accounting, agreed upon values among the Partners for contributed assets, deferred development fees and other basis differences. At December 31, 2005 and 2004, our basis in net

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

partnership assets is less than our capital on the partnerships’ books by $6,935 and $6,390, respectively. The basis differences are realized by us primarily as the joint ventures sell underlying assets. The aggregate condensed financial information reflects the financial information of the unconsolidated joint ventures and is summarized as follows:

	December 31,
	2005	2004
Assets
Club facilities, property and equipment, net	$73,190	$75,364
Real estate inventories	56,567	49,162
Other assets	14,951	11,101

Total assets	$144,708	$135,627

Liabilities and Partners’ Capital
Total liabilities	$37,560	$21,041
Capital—other partners	52,286	56,232
Capital—the Company	54,862	58,354

Total liabilities and partners’ capital	$144,708	$135,627

	For the years ended December 31,
	2005	2004	2003
Combined Results of Operations
Revenues	$39,935	$40,311	$36,036

Net (loss) income	$(428)	$4,894	$1,884

9.	Senior Unsecured Revolving Credit Facility

In March 2005, we amended our senior unsecured revolving credit agreement (the Credit Facility) to allow increases in aggregate commitments from $750,000 to $1,000,000 if certain conditions are met. In September 2005, the revolving loan commitment was increased to $875,000. The loan matures August 2008, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The Credit Facility allows an allocation of the unused balance for issuance of a maximum of $250,000 of stand-by letters of credit of which $38,920 are outstanding at December 31, 2005. The credit facility provides us with flexibility as to the type and term of borrowings, including selection of the underlying interest rate. The interest rate is the lender’s prime rate or the Eurodollar base rate plus a spread of 1.75%, payable in arrears. The Eurodollar base rate can be reduced by up to 75 basis points or increased by 25 basis points depending upon our leverage ratio and is adjusted quarterly. At December 31, 2005, $85,500 and $8,550 of the outstanding balance was accruing interest at 7.25% and 6.14%, respectively. The agreement contains financial and operational covenants, that under certain circumstances, limit our ability to, among other items, incur additional debt, pay dividends, and make certain investments.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

10.	Senior Unsecured Term Note

In December 2005, we entered into a $300,000 senior unsecured term note (the Term Note). The Term Note is a senior obligation guaranteed by all significant operating subsidiaries of the Company, and is cross-defaulted with our Credit Facility. The proceeds of the Term Note were used to repurchase a portion of our outstanding 10-5/8% Senior Subordinated Notes due 2011. The Term Note matures December 2010, with payments of interest only until maturity. During the first twelve months from the closing date, we may prepay the Term Note, in whole or in part, subject to the payment of a one percent prepayment fee; thereafter, we may prepay the Term Note, in whole or in part, at any time without fees or penalty. The interest rate under the Term Note is LIBOR plus 200 basis points (6.38% at December 31, 2005). Simultaneous with the closing of the Term Note, we executed a swap agreement that effectively fixes the interest rate on the borrowing at 6.9% for the entire term of the Term Note. The Term Note contains customary covenants, including covenants that, in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of substantially all of our assets, and that require us to maintain specified financial ratios and satisfy financial condition tests.

11.	Senior Subordinated Notes

In March 2005, we issued $200,000 of 6-5/8% senior subordinated notes (the 6-5/8% Notes). The 6-5/8% Notes mature March 15, 2015 and interest is payable semi-annually in arrears commencing on September 15, 2005. The 6-5/8% Notes are subordinated to all existing and future senior debt. The 6-5/8% Notes’ indenture contains certain financial and operational covenants that may limit us and our subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments. Proceeds from 6-5/8% Notes were used to repay approximately $199,000 of the outstanding balance under the senior unsecured credit facility.

In September 2003, we issued $125,000 of 7-7/8% senior subordinated notes (the 7-7/8% Notes). The 7-7/8% Notes mature October 1, 2013 and interest is payable semi-annually in arrears commencing on April 1, 2004. The 7-7/8% Notes are subordinated to all existing and future senior debt. The indenture agreement contains financial and operational covenants that may limit us and our subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments. Proceeds from the 7-7/8% Notes were used to repay $123,750 of the outstanding balance of the senior unsecured credit facility.

In April 2002, we issued $200,000 of 9-1/8% senior subordinated notes (the 9-1/8% Notes). The 9-1/8% Notes mature May 1, 2012 and interest is payable semi-annually in arrears commencing on November 1, 2002. The 9-1/8% Notes are subordinated to all existing and future senior debt. The 9-1/8% Notes, indenture agreement contains financial and operational covenants that may limit us and our subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments. Proceeds from the 9-1/8% Notes were used to repay $174,800 of the senior secured credit facility, $11,200 of other debt and for general corporate purposes.

In February 2001, we issued $250,000 of 10-5/8% senior subordinated notes (10-5/8% Notes) and in June 2001, issued an additional $100,000 of 10-5/8% senior subordinated notes for $105,250, plus accrued interest. The 10-5/8 Notes mature February 15, 2011 and interest is payable semi-annually in arrears commencing on August 15, 2001. As of December 31, 2005, we repurchased approximately $345,000 principal amount of the

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

10-5/8% Notes. We recognized expenses related to this debt redemption of approximately $26,167 (including $6,314 of unamortized debt issue costs partially offset by $2,806 of unamortized premiums), of which $22,659 represented the purchase premium and consent payment.

12.	Junior Subordinated Notes

In September 2005, we issued $100,000 of junior subordinated notes (the Notes) in a private placement. The Notes bear interest at a fixed rate of 7.25%, payable quarterly in arrears through October 30, 2015 and thereafter at a variable rate equal to LIBOR plus 250 basis points, adjusted quarterly. The Notes mature October 30, 2035. The Notes are subordinated to all existing and future senior debt. Proceeds from the offering were used to repay $98,000 of the outstanding balances under the senior unsecured credit facility.

13.	Contingent Convertible Senior Subordinated Notes

In August 2003 we issued $125,000 of 4.0% contingent convertible senior subordinated notes (the 4% Notes) due 2023. The 4% Notes mature August 5, 2023 and interest is payable semi-annually in arrears commencing on February 5, 2004. The 4% Notes are subordinated to all existing and future senior debt. Proceeds from the offering were used to repay $9,341 of mortgages and notes payable and approximately $111,900 of the outstanding balance of the senior unsecured credit facility.

We have the right to redeem all or some of the 4% Notes under certain circumstances beginning in August 2006. Holders may require us to repurchase the 4% Notes in August 2008, 2013 and 2018 and upon the occurrence of a change in control as defined in the indenture. The 4% Notes can be converted into our common stock at a conversion price per share of $27.57 which is equal to a conversion rate of approximately 36.2713 common shares per $1,000 principal amount of the 4% Notes under certain circumstances prior to the maturity date. The 4% Notes are convertible at the holder’s option prior to the maturity date under the following circumstances:

(1)	during any calendar quarter, if the closing sale price of our common stock price for at least 20 trading days in the period of 30 consecutive trading days is more than 120% of the conversion price per share ($27.57);

(2)	if we have called the 4% Notes for redemption and the redemption has not yet occurred;

(3)	subject to certain exceptions, during the five trading day period in which the average trading price of the 4% Notes per $1,000 principal amount was less than 95% of the product of the closing sale price of our common stock multiplied by the number of shares of our common stock issuable upon conversion of $1,000 principal amount of the 4% Notes;

(4)	reduction of credit rating below B- or B1, credit rating suspended or withdrawn or credit agencies no longer rating the 4% Notes; or

(5)	upon the occurrence of certain corporate transactions.

On December 15, 2004, we amended the Indenture governing our 4.0% contingent convertible senior subordinated notes to irrevocably elect to pay in cash the lesser of the “cash conversion price” (as defined in the amendment to the Indenture) or the principal amount of the notes in the event any notes are converted. In the event that the cash conversion price exceeds the principal amount of the notes converted (the “conversion premium”), we would have the option to satisfy the conversion premium in shares of common stock or cash.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

14.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	December 31,
	2005	2004
Revolving credit $390,000 construction loan	$159,105	$62,369
Belize/BellaMare $187,000 construction loan	—	58,437
Kalian $61,300 construction loan	—	3,788
Hunter Mill promissory note, net	9,194	—
Purchase money mortgage loans, net	23,453	5,150
Warehouse credit facility	11,462	20,494

	$203,214	$150,238

In September 2005, we entered into an amended and restated revolving credit construction loan agreement that replaces the previous $290,000 revolving tower construction loan. The loan agreement provides for a $390,000 revolving tower construction loan, which may increase to $440,000 if certain conditions are met. The loan matures December 31, 2008, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The current interest rate is the lender’s prime rate (7.25% at December 31, 2005) or the Eurodollar base rate plus a spread of 1.75%, payable in arrears. The Eurodollar base rate can be reduced by up to 75 basis points or increased by 25 basis points corresponding to the Company’s leverage ratio and is adjusted quarterly. The agreement contains financial covenants that include the following: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined, must be at least $600,000.

The Belize/BellaMare tower construction loan represents amounts payable to commercial banks to finance the two towers and matured October 2005.

In connection with the Renaissance acquisition, we entered into a non-interest bearing $10,000 promissory note (Hunter Mill Promissory Note) with the seller. The Hunter Mill Promissory Note is collateralized by a certain land parcel in Fairfax County, Virginia. The note matures in August 2007. (See Note 3) We recorded a discount of $1,209 at the inception of the non-interest bearing Hunter Mill Promissory Note at an interest rate of 5% and will recognize the discount as interest expense over the life of the note.

In connection with the purchase of real estate assets located in Manatee County, Florida, we entered into two promissory notes payable to the sellers totaling $19,225. The notes are non-interest bearing and mature January 2008. We recorded a discount of $1,586 at the inception of the non-interest bearing notes at an interest rate of 5% and will recognize the discount as interest expense over the life of the notes.

In connection with the purchase of real estate assets located in Escambia County, Florida, we entered into a promissory note payable to the seller for $1,600. The note accrues interest at the prime rate (7.25% at December 31, 2005), requires quarterly payment of interest and matures October 2006.

In connection with the purchase of real estate assets located in Duchess County, New York, we entered into a promissory note payable to the seller for $3,550. The note is non-interest bearing for three years and then accrues interest at the applicable federal rate. The loan matures on the earlier of October 2009 or 60 days after all municipal approvals are received.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

In December 2003, our mortgage banking subsidiary amended and restated the $23,000 Warehouse Credit Facility to accrue interest with respect to outstanding advances equal to or less than 50% of the maximum loan amount at FRG’s election at LIBOR plus 1.80% or the overnight federal funds rate plus 1.95%, decreasing to LIBOR plus 1.70% or the overnight federal funds rate plus 1.85% for amounts outstanding in excess of 50% of the maximum loan amount. The interest rate at December 31, 2005 was 6.18%. The Warehouse Credit Facility is collateralized by a blanket first priority lien on the mortgage banking subsidiaries assets, is payable on demand, requires the maintenance of an adequate collateral borrowing base and the maintenance of certain financial covenants. Accounts payable includes approximately $4,915 and $17,280 in loans originated but not yet funded under the Warehouse Credit Facility at December 31, 2005 and 2004, respectively.

15.	Debt Maturities

Aggregate maturities of the mortgages and notes payable are as follows:

2006	$13,062
2007	9,194
2008	177,408
2009	3,550
2010	—

Total	$203,214

16.	Community Development District Obligations

In connection with the development of certain of our communities, community development or improvement districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities. We utilize two primary types of bonds issued by the district, type “A” or “B” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user, and the “B” bond is our obligation. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district. If the owner of the parcel does not pay this obligation, a lien is placed on the property to secure the unpaid obligation. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities totaled $180,445 and $147,695 at December 31, 2005 and 2004, respectively. Bond obligations at December 31, 2005 mature from 2008 to 2036.

The districts raise the money to make the principal and interest payments on the bonds by imposing assessments and user fees on the properties benefited by the improvements from the bond offerings. We pay a portion of the revenues, fees, and assessments levied by the districts on the properties we own that are benefited by the improvements. We may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. In addition, we guarantee district shortfalls under some of the bond debt service agreements when the revenues, fees and assessments which are designed to cover principal and interest and other operating costs of the bonds are insufficient.

In accordance with EITF Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we record a liability, net of cash held by the districts that directly reduce our district obligations for the estimated

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding assessment assumed by property purchasers and the amounts paid by us at the time of closing and transfer of the property. Prior to October 1, 2005, we offset our community development district obligations by all cash reserve accounts held by the districts. Beginning October 1, 2005, we revised our community development district obligations to include only district cash reserve accounts that directly reduce our district obligations. As a result of this revision, the December 31, 2004 balances of community development district obligations and other assets increased by $44,285. We have accrued $121,548 and $93,235 as of December 31, 2005 and 2004, respectively, as our estimated amount of bond obligations that we may be required to pay.

17.	Income Taxes

The provision for income taxes consists of the following:

	For the years ended December 31,
	2005	2004	2003
Current:
Federal	$95,641	$51,280	$54,226
State	17,961	8,123	9,017

	113,602	59,403	63,243

Deferred:
Federal	4,850	15,332	771
State	1,022	2,352	236

	5,872	17,684	1,007

Income tax expense	$119,474	$77,087	$64,250

Income taxes payable consists of the following:

	December 31,
	2005	2004
Current	$21,313	$16,705
Deferred	63,289	57,417

Income taxes payable	$84,602	$74,122

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2005	2004
Deferred tax liabilities:
Real estate inventories	$55,086	$43,066
Property and equipment	19,152	24,313
Other	(152)	2,948

Total deferred tax liabilities	74,086	70,327

Deferred tax assets:
Intangibles	6,049	3,967
Recognized built-in losses	—	2,201
Accruals	3,932	5,926
Other	816	816

Total deferred tax assets	10,797	12,910

Net deferred tax liability	$63,289	$57,417

A reconciliation of the statutory rate and the effective tax rate follows:

	December 31,
	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.8	3.7	3.6
Other	0.3	0.4	(0.8)

Effective rate	39.1%	39.1%	37.8%

We believe that, based upon our history of profitable operations, it is probable that the deferred tax assets of $10,797 will be realized on future tax returns, primarily from the generation of future taxable income.

During the fourth quarter of 2003, we settled an Internal Revenue Service examination of our tax returns for the years 1999-2001. The release of a deferred tax liability for anticipated audit adjustments resulted in a $1,900 decrease to income tax expense.

18.	Stock Incentive Plans

In 1998, we adopted a stock incentive plan for key employees, which was amended by shareholder approval in 2004. The plan is administered by a committee of the Board of Directors (the Executive Compensation Committee) that determines the employees eligible to participate and the number of shares for which options and other equity based awards are to be granted. The maximum number of shares authorized to be granted as of December 31, 2005 was approximately 6,400 common shares which is based on 15% of the issued and outstanding shares of our common stock as provided in the 2004 amended plan. As of December 31, 2005, 1,464 shares are available for future grant. Options vest on various schedules from grant date over periods of up to five years and are exercisable within ten years of the grant date, at which time the options expire.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

In 1998, we adopted the 1998 WCI Communities, Inc. Non-Employee Director’s Stock Incentive Plan, pursuant to which non-qualified stock options to purchase up to approximately 215 shares of our common stock may be granted to our non-employee directors. As of December 31, 2005, 46 shares are available for future grant. The Compensation Committee administers the plan, and will from time to time grant options under the plan in such form and having such terms, conditions and limitations as the Committee may determine in accordance with the Plan. Options vest from grant date over three years and are exercisable within 10 years from grant date at which time the options expire.

A summary of the changes in stock options during each of the three years ended December 31, is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding beginning of year	3,512	$11.81	3,579	$9.22	3,015	$9.09
Granted	532	32.97	745	21.79	896	9.08
Exercised	(750)	7.35	(504)	7.57	(228)	6.05
Canceled	(48)	18.91	(308)	12.84	(104)	11.32

Outstanding options—end of year	3,246	$16.20	3,512	$11.81	3,579	$9.22

Options exercisable—end of year	1,524	$9.94	1,594	$8.37	1,582	$6.45

The following table summarizes information related to outstanding and exercisable options at December 31, 2005:

Options Outstanding			Options Exercisable
Number Outstanding	Average Years Remaining in Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
628	3.5	$6.01	628	$6.01
596	7.1	9.08	250	9.08
314	5.0	10.46	247	10.46
530	6.0	16.04	386	16.04
652	8.1	21.86	6	21.81
8	9.8	28.42	7	28.16
518	9.0	33.04	—	—

3,246	6.6	$16.20	1,524	$9.94

The weighted average fair value of options granted during 2005, 2004 and 2003 was $14.21, $11.20 and $4.61, respectively, per share at date of grant. The fair value of options granted in 2005 was estimated using a lattice option pricing model with the following assumptions: expected life of seven years, dividend yield of 0% and expected volatility of 35% based on historical volatility of our common stock. The fair values of options granted in 2004 and 2003 were estimated using the Black-Scholes option pricing model with the following assumptions: expected option life of six years and dividend yield of 0% for each year; expected volatility of 50% for 2004 and 2003. The risk free interest rate assumptions range from 2.96% to 4.40% for 2005.

During the year ended December 31, 2005, we granted 71 restricted stock units (RSU) and recorded compensation expense of $594. The RSUs vest 100% three years from grant date. In 2005, we granted 152

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

performance-based restricted stock awards that vest at the end of three years upon the achievement of certain performance conditions. For the year ended December 31, 2005, we recorded compensation expense of $1,075 related to the performance-based stock grant. The grant date fair value of the RSUs and performance share grants was $33.10.

19.	Transactions with Related Parties

Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those which would result from transactions among wholly unrelated parties. All significant related party transactions require approval by our independent members of the Board of Directors.

During the quarter ended September 30, 2005, six members of management, the former chairman of the Board of Directors and two non-management employees or their affiliates entered into purchase contracts to acquire eight tower residences in a tower currently under construction in the Northeast U.S. market. The purchase prices ranged from $810 to $1,800. The purchase prices and other terms and conditions contained in the purchase agreements are substantially the same as those offered to non-affiliated third-party purchasers.

One shareholder provides financial and management consulting services to us under a management contract. Management fees totaled $445, $660 and $660 for each of the years ended December 31, 2005, 2004 and 2003, respectively. The management contract was terminated in November 2005, when the shareholder was appointed Chairman of the Board of Directors.

We lease space in an office building from an entity affiliated through ownership interests with our current Chairman of the Board of Directors. The lease term expires in May 2007, and rent of $2,373, $2,323 and $2,357 was incurred for the years ended December 31, 2005, 2004 and 2003, respectively. Pursuant to five separate lease agreements, we lease commercial office space from an entity whose shareholders include our current Chairman of the Board of Directors, former Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer with lease expirations ranging from December 2006 to June 2009. Payments under the leases aggregated approximately $573, $550 and $476 in 2005, 2004 and 2003, respectively.

Prior to August 2005, we leased two airplanes from an entity whose shareholders include our current and former Chairman of the Board of Directors under a shared usage agreement. In August 2005, one shared usage agreement was terminated and we began month to month usage. Lease and usage payments totaled $916, $1,055 and $881 for the years ended December 31, 2005, 2004 and 2003, respectively.

20.	Commitments and Contingencies

We lease building space for our management offices, sales offices and other equipment and facilities. Minimum future commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2005 are as follows:

2006	$13,950
2007	10,141
2008	7,939
2009	5,133
2010	4,051
Thereafter	4,129

$45,343

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

Rental expense including base and operating cost reimbursements of $21,579, $18,576 and $17,016 was incurred for the years ended December 31, 2005, 2004 and 2003, respectively.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2005, we had approximately $42,500 in letters of credit outstanding which expire during 2006 and 2007. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $154,000 at December 31, 2005, are typically outstanding over a period of approximately one to five years.

From time to time, we have been involved in various litigation matters involving ordinary and routine claims incidental to our business. We do not believe the resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

In accordance with various amenity and equity club documents, we operate the facilities until control of the amenities are transferred to the membership. In addition, we are required to fund the cost of constructing club facilities and acquiring related equipment and to support operating deficits prior to turnover. We do not currently believe these obligations will have any material adverse effect on our financial position or results of operations and cash flows.

We may be responsible for funding certain condominium and homeowner association deficits in the ordinary course of business. We do not currently believe these obligations will have any material adverse effect on our financial position or results of operations and cash flows.

21.	Other Events

On October 24, 2005, Hurricane Wilma disrupted business in a portion of our Florida market, including Miami, Fort Lauderdale, West Palm Beach/Boca Ration, Marco Island, Naples and Fort Myers/Cape Coral areas. We sustained damage to landscaping at our amenities facilities, properties under development, traditional homes under construction and certain towers. We also experienced incremental costs resulting from storm preparation, cleanup and business interruption. As of December 31, 2005, we recorded approximately $12,000 in expenses relating to the damaged properties excluding any insurance recoveries due to their preliminary stage. We are in the process of documenting all estimated losses and preparing claims for submission to our insurance carriers relating to Hurricane Wilma, but the final insurance recoveries cannot be determined until additional information is known. The nature of the damage is likely to result in recovery of only a small portion of our expenses related to the damaged properties; however, no amount can be estimated at this time.

During August and September 2004, we experienced flood and wind damage to several of our properties in Florida as a result of Hurricanes Charley, Francis, Ivan and Jeanne. As of December 31, 2004, we recorded expense of $10,200 relating to the damaged properties before considering insurance recoveries. We offset the expense by $9,000 in anticipated insurance recoveries resulting in net hurricane costs of $1,200.

We have insurance in place that covers damage to our properties and related losses, including certain losses caused by interruption of business. As of December 31, 2005, we have recorded $7,700 of additional insurance recoveries net of incremental costs, related to damages caused by Hurricanes Charley, Francis, Jeanne and Ivan.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

22.	Supplemental Guarantor Information

Obligations to pay principal and interest on our senior subordinated notes are guaranteed fully and unconditionally by substantially all of our wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, joint and several. Beginning in May 2004, certain of our subsidiaries no longer guarantee the debt. Supplemental consolidating financial information of the Company’s guarantors is presented below.

Condensed Consolidating Balance Sheets

	December 31, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$17,389	$6,424	$28,771	$—	$52,584
Restricted cash	63,480	40,282	4,088	—	107,850
Contracts receivable	824,592	250,682	48,235	—	1,123,509
Mortgage notes and accounts receivable	9,810	45,251	4,530	(8,242)	51,349
Real estate inventories	1,043,840	281,941	362,071	—	1,687,852
Property and equipment	95,083	111,559	1,563	—	208,205
Investment in subsidiaries	861,370	—	—	(861,370)	—
Other assets	289,110	437,691	42,951	(519,695)	250,057

Total assets	$3,204,674	$1,173,830	$492,209	$(1,389,307)	$3,481,406

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$817,522	$455,593	$299,434	$(519,759)	$1,052,790
Senior unsecured debt	394,050	—	—	—	394,050
Mortgages and notes payable	179,007	19,641	12,744	(8,178)	203,214
Senior subordinated notes	655,473	—	—	—	655,473
Junior subordinated notes	100,000	—	—	—	100,000

	2,146,052	475,234	312,178	(527,937)	2,405,527

Minority interests	—	—	17,257	—	17,257
Shareholders’ equity	1,058,622	698,596	162,774	(861,370)	1,058,622

Total liabilities and shareholders’ equity	$3,204,674	$1,173,830	$492,209	$(1,389,307)	$3,481,406

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

Condensed Consolidating Balance Sheets (Continued)

	December 31, 2004
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$44,858	$9,413	$7,721	$—	$61,992
Restricted cash	95,827	56,929	5,938	—	158,694
Contracts receivable	500,601	257,805	—	—	758,406
Mortgage notes and accounts receivable	33,901	72,140	277	(13,188)	93,130
Real estate inventories	967,480	307,682	202,804	—	1,477,966
Property and equipment	63,153	113,174	262	—	176,589
Investment in subsidiaries	581,001	—	—	(581,001)	—
Other assets	219,271	189,982	22,767	(222,101)	209,919

Total assets	$2,506,092	$1,007,125	$239,769	$(816,290)	$2,936,696

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$495,824	$437,736	$170,835	$(222,139)	$882,256
Senior unsecured debt	190,730	—	—	—	190,730
Mortgages and notes payable	122,406	33,644	7,338	(13,150)	150,238
Senior subordinated notes	803,321	—	—	—	803,321

	1,612,281	471,380	178,173	(235,289)	2,026,545

Minority interests	—	—	16,340	—	16,340
Shareholders’ equity	893,811	535,745	45,256	(581,001)	893,811

Total liabilities and shareholders’ equity	$2,506,092	$1,007,125	$239,769	$(816,290)	$2,936,696

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

Condensed Consolidating Statements of Income

	For the year ended December 31, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$1,237,022	$987,441	$377,347	$—	$2,601,810
Total cost of sales	982,654	694,200	312,892	—	1,989,746

Gross margin	254,368	293,241	64,455	—	612,064
Total other income and expenses, net	238,263	38,085	25,555	—	301,903

Income before minority interests, income taxes and equity in income of subsidiaries	16,105	255,156	38,900	—	310,161
Minority interests	—	—	4,537	—	4,537
Income tax expense	7,868	98,100	13,506	—	119,474
Equity in income of subsidiaries, net of tax	177,913	—	—	(177,913)	—

Net income	$186,150	$157,056	$20,857	$(177,913)	$186,150

	For the year ended December 31, 2004
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$931,570	$717,377	$156,670	$—	$1,805,617
Total cost of sales	740,326	512,585	138,045	—	1,390,956

Gross margin	191,244	204,792	18,625	—	414,661
Total other income and expenses, net	161,395	43,502	11,270	—	216,167

Income before minority interests, income taxes and equity in income of subsidiaries	29,849	161,290	7,355	—	198,494
Minority interests	—	—	1,204	—	1,204
Income tax expense	11,653	62,795	2,639	—	77,087
Equity in income of subsidiaries, net of tax	102,007	—	—	(102,007)	—

Net income	$120,203	$98,495	$3,512	$(102,007)	$120,203

	For the year ended December 31, 2003
	WCI Communities, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$724,056	$728,149	$—	$1,452,205
Total cost of sales	624,290	465,925	—	1,090,215

Gross margin	99,766	262,224	—	361,990
Total other income and expenses, net	112,580	79,600	—	192,180

(Loss) income before income taxes and equity in income of subsidiaries	(12,814)	182,624	—	169,810
Income tax (benefit) expense	(6,559)	70,809	—	64,250
Equity in income of subsidiaries, net of tax	111,815	—	(111,815)	—

Net income	$105,560	$111,815	$(111,815)	$105,560

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$186,150	$157,056	$20,857	$(177,913)	$186,150
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(208,338)	(162,587)	2,890	172,941	(195,094)

Net cash (used in) provided by operating activities	(22,188)	(5,531)	23,747	(4,972)	(8,944)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(142,714)	—	6,156	—	(136,558)
Other, net	(39,582)	13,693	(1,445)	—	(27,334)

Net cash (used in) provided by investing activities	(182,296)	13,693	4,711	—	(163,892)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	203,320	—	—	—	203,320
Net repayments on mortgages and notes payable	(6,271)	(14,003)	(3,788)	4,972	(19,090)
Other	(20,034)	2,852	(3,620)	—	(20,802)

Net cash provided by (used in) financing activities	177,015	(11,151)	(7,408)	4,972	163,428

Net (decrease) increase in cash and cash equivalents	(27,469)	(2,989)	21,050	—	(9,408)
Cash and cash equivalents at beginning of year	44,858	9,413	7,721	—	61,992

Cash and cash equivalents at end of year	$17,389	$6,424	$28,771	$—	$52,584

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2004
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$120,203	$98,495	$3,512	$(102,007)	$120,203
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(333,887)	(63,999)	65,839	89,982	(242,065)

Net cash (used in) provided by operating activities	(213,684)	34,496	69,351	(12,025)	(121,862)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(62,996)	—	9,479	—	(53,517)
Other, net	(8,780)	(29,376)	(63)	—	(38,219)

Net cash (used in) provided by investing activities	(71,776)	(29,376)	9,416	—	(91,736)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	190,730	—	—	—	190,730
Net borrowings on mortgages and notes payable	94,955	(14,548)	(60,858)	12,025	31,574
Other	(4,713)	9,831	(10,188)	—	(5,070)

Net cash provided by (used in) financing activities	280,972	(4,717)	(71,046)	12,025	217,234

Net (decrease) increase in cash and cash equivalents	(4,488)	403	7,721	—	3,636
Cash and cash equivalents at beginning of year	49,346	9,010	—	—	58,356

Cash and cash equivalents at end of year	$44,858	$9,413	$7,721	$—	$61,992

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2003
	WCI Communities, Inc.	Guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$105,560	$111,815	$(111,815)	$105,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(205,261)	(44,203)	135,190	(114,274)

Net cash (used in) provided by operating activities	(99,701)	67,612	23,375	(8,714)

Net cash used in investing activities	(19,585)	(44,225)	—	(63,810)

Cash flows from financing activities:
Net repayments on senior unsecured debt	(44,935)	—	—	(44,935)
Net borrowings (repayments) on mortgages and notes payable	225,051	(36,982)	(23,375)	164,694
Other	(18,583)	12,943	—	(5,640)

Net cash provided by (used in) financing activities	161,533	(24,039)	(23,375)	114,119

Net increase (decrease) in cash and cash equivalents	42,247	(652)	—	41,595
Cash and cash equivalents at beginning of year	7,099	9,662	—	16,761

Cash and cash equivalents at end of year	$49,346	$9,010	$—	$58,356

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

(In thousands, except per share data)

23.	Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2005 and 2004 is presented below:

	2005
	First	Second (1)	Third	Fourth (2)
Revenue	$465,864	$670,655	$621,887	$843,404
Gross margin	92,881	188,765	132,448	197,970
Income from operations before minority interests and income taxes	26,322	122,725	67,215	93,899
Minority interests	(780)	653	2,101	2,563
Net income	16,579	75,302	39,710	54,559
Earnings per share: (3)
Basic	$.37	$1.67	$.89	$1.23
Diluted	$.35	$1.61	$.85	$1.20
Weighted average number of shares:
Basic	44,853	45,199	44,841	44,330
Diluted	47,121	46,915	46,766	45,486

	2004
	First	Second	Third	Fourth
Revenue	$265,313	$332,019	$472,229	$736,056
Gross margin	64,256	77,898	109,855	162,652
Income from operations before minority interests and income taxes	22,274	30,642	45,602	99,976
Minority interests	—	(839)	(1,306)	3,349
Net income	13,548	19,116	28,670	58,869
Earnings per share: (3)
Basic	$.31	$.43	$.64	$1.32
Diluted	$.30	$.42	$.62	$1.27
Weighted average number of shares:
Basic	43,715	44,071	44,525	44,558
Diluted	45,478	45,736	46,019	46,194

(1)	Includes land sale for $100,000 and related gross margin of approximately $77,000 and the effect of the revision of our capitalized interest accounting policy (See Note 1) to increase net income by approximately $4,800 of which approximately $3,300 relates to cumulative effects as of April 1, 2005. In addition, gross margin includes the reduction of approximately $7,100 of previously capitalized interest related to homes closed and tower residences under construction.
(2)	Net income includes $15,720, net of tax, in expenses related to the early repayment of debt.
(3)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 18, 2005, upon the recommendation of the Audit Committee of the Board of Directors, the Board of Directors of the Company dismissed PricewaterhouseCoopers LLP (PWC) as the Company’s independent registered certified public accounting firm.

PWC’s reports on our consolidated financial statements for the years ended December 31, 2004 and December 31, 2003, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2004 and December 31, 2003 and through May 18, 2005, there were no disagreements with PWC with regard to any accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused PWC to make reference thereto in their reports on the financial statements for such years. During the years ended December 31, 2004 and December 31, 2003 and through May 18, 2005, there were no “reportable events” (as defined in Regulation S-K, Item 304(a)(1)(v)).

We requested PWC to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements. A copy of PWC’s letter, dated May 24, 2005, was filed in a Form 8-K.

On June 7, 2005, the Audit Committee appointed Ernst and Young LLP (Ernst & Young) as our independent registered public accounting firm commencing immediately.

During our two most recent fiscal years and through the date hereof, we did not consult with Ernst & Young with respect to (1) the application of accounting principles to any transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on our consolidated financial statements or (3) any matter subject to a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or reportable event (as defined in Item 304 (a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, WCI’s independent registered certified public accounting firm, as stated in their report which is included herein on page 34.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Items 401 and 405 of Regulation S-K is set forth in the Company’s 2006 Proxy Statement which will be filed with the Securities and Exchange Commission (the SEC) not later than 120 days after December 31, 2005 (the 2006 Proxy Statement). For the limited purpose of providing the information necessary to comply with this Item 10, the 2006 Proxy Statement is incorporated herein by this reference.

The Company posts its Code of Business Conduct and Ethics on its Corporate Governance webpage at www.wcicommunities.com.

The Company’s Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (NYSE), on our Internet site. The information on the Company’s Internet site is not incorporated by reference into this report. You can request a copy of these documents, excluding exhibits at no cost, by addressing a request to:

WCI Communities, Inc.

Attention: Investor Relations

24301 Walden Center Drive

Bonita Springs, FL 34134

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is set forth in the 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2006 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is set forth in the 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2006 Proxy Statement is incorporated herein by this reference.

The following table provides information as of December 31, 2005 with respect to the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareholders.

	Common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Common shares remaining available for future issuance under equity compensation plans
Employee stock incentive plan	3,365,243	$16.18	1,464,572
Non-employee Director’s stock incentive plan	101,736	16.51	46,140

Total equity compensation plans approved by shareholders	3,466,979	$16.20	1,510,712

Please refer to the discussion of the Company’s equity incentive plans in Note 18 to the Company’s consolidated financial statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is set forth in the 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2006 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is set forth in the 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2006 Proxy Statement is incorporated herein by this reference.

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

3.	Exhibits:

Exhibit number	Exhibit description
3.1	Form of Second Restated Certificate of Incorporation of WCI Communities, Inc. (13)

3.2	Form of Third Amended and Restated By-laws of WCI Communities, Inc. (13)

4.1	Form of Specimen Certificate for Common Stock of WCI Communities, Inc. (2)

10.2	Non-Executive Chairman Compensation Agreement, dated as of November 9, 2005, between WCI Communities, Inc. and Don E. Ackerman (18)

10.4	Non-Employee Directors’ Stock Incentive Plan (1)

10.7	2004 Stock Incentive Plan of WCI Communities, Inc. (9)

10.8	Management Incentive Compensation Plan (2)

10.9	Indenture, dated as of February 20, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $250,000,000 in aggregate principal amount of 10-5/8% Senior Subordinated Notes due 2011 (1)

10.10	Supplemental Indenture, dated June 8, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York (1)

10.11	Supplemental indenture, dated as of December 15, 2005, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York (19)

10.12	Master Revolving Note between Financial Resources Group, Inc., and Comerica Bank, dated as of August 31, 2001 (3)

10.13	Indenture, dated as of April 24, 2002, by an among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 (4)

10.14	Form of Severance Agreement for James P. Dietz (5)

10.15	Form of Severance Agreement for certain senior vice presidents of WCI Communities, Inc. (5)

10.16	Indenture, dated August 5, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated Notes due 2023 (6)

10.17	Supplemental indenture, dated as of December 15, 2004, by and among WCI Communities, Inc., certain of its subsidiaries and the Bank of New York relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated notes due 2023 (11)

Exhibit number	Exhibit description
10.18	Indenture, dated September 29, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 7-7/8% Senior Subordinated Notes due 2013 (7)

10.19	Form of Indemnification Agreement for directors and executive officers (8)

10.20	Senior Unsecured Revolving Credit Agreement dated as of August 13, 2004, among WCI Communities, Inc. and Bank of America, as lender and agent (10)

10.21	Employment Agreement, dated May 24, 2004, between WCI Communities, Inc. and Mitchell C. Hochberg (11)

10.22	Form of Stock Option Agreement for Key Employees (11)

10.23	Indenture, dated as of March 10, 2005, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 6-5/8% Senior Subordinated notes due 2015 (12)

10.24	Form of Severance Agreement for Jerry L. Starkey (14)

10.25	Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of September 22, 2005, among WCI Communities, Inc., Bay Colony-Gateway, Inc., Resort at Singer Island Properties, Inc., and Wachovia Bank, N.A., as administrative agent and a lender (15)

10.26	Indenture, dated as of September 28, 2005, between WCI Communities, Inc. and JP Morgan Chase Bank, N.A. relating to $100,000,000 in aggregate principal amount of 7-1/4% Junior Subordinated notes due 2035 (16)

10.27	Director Compensation Strategy Statement (17)

10.28	Senior Term Loan Agreement dated as of December 23, 2005, among WCI Communities, Inc. and Key Bank, N.A. as lender and administrative agent (20)

11.1	Statement re computation of per share earnings (***)

12.1	Ratio of Earnings to Fixed Charges (*)

14.1	Code of Ethics (****)

21.1	Subsidiaries of WCI Communities, Inc. (*)

23.1	Consent of Ernst & Young LLP, Independent Registered Certified Public Accounting Firm (*)

23.2	Consent of PricewaterhouseCoopers LLP (*)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President, Chief Executive Officer and Director (*)

31.2	Rule 13a-14(a) certification by James P. Dietz, Executive Vice President and Chief Financial Officer (*)

32.1	Section 1350 certification by Jerry L. Starkey, President, Chief Executive Officer and Director Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*), (**)

32.2	Section 1350 certification by James P. Dietz, Executive Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*), (**)

*	Filed herewith.
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
***	See footnote 1 to the consolidated financial statements.
****	Available on our webpage at www.wcicommunities.com.

(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-58500).
(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).
(3)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended September 30, 2001 (Commission file No. 1-31255).
(4)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-87250).
(5)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-31255).
(6)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108462).
(7)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-111184).
(8)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2003 (Commission File 1-31255).
(9)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s 2004 Proxy Statement.
(10)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended September 30, 2004 (Commission File 1-31255).
(11)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2004 (Commission File 1-31255).
(12)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on March 11, 2005 (Commission File 1-31255).
(13)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on May 24, 2005 (Commission File 1-31255).
(14)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 3, 2005 (Commission File 1-31255).
(15)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on September 28, 2005 (Commission File 1-31255).
(16)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on October 3, 2005 (Commission File 1-31255).
(17)	Incorporated by reference to WCI Communities, Inc.’s Form 8-K on October 7, 2005 (Commission File 1-31255).
(18)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on November 14, 2005 (Commission File 1-31255).
(19)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on December 16, 2005 (Commission File 1-31255).
(20)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on December 28, 2005 (Commission File 1-31255).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI Communities, Inc. Registrant

By:	/s/ JAMES P. DIETZ
Name:	James P. Dietz
Title:	Executive Vice President and
Chief Financial Officer

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange, Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JERRY L. STARKEY Jerry L. Starkey	President, Chief Executive Officer and Director	March 16, 2006

/s/ DON E. ACKERMAN Don E. Ackerman	Chairman of the Board of Directors	March 16, 2006

/s/ JOHN H. DASBURG John H. Dasburg	Director	March 16, 2006

/s/ HILLIARD M. EURE, III Hilliard M. Eure, III	Director	March 16, 2006

/s/ F. PHILIP HANDY F. Philip Handy	Director	March 16, 2006

/s/ LAWRENCE L. LANDRY Lawrence L. Landry	Director	March 16, 2006

/s/ THOMAS F. MCWILLIAMS Thomas F. McWilliams	Director	March 16, 2006

/s/ KATHLEEN M. SHANAHAN Kathleen M. Shanahan	Director	March 16, 2006

/s/ STEWART TURLEY Stewart Turley	Director	March 16, 2006

/s/ CHARLES E. COBB, JR. Charles E. Cobb, Jr.	Director	March 16, 2006

/s/ JAMES P. DIETZ James P. Dietz	Executive Vice President and Chief Financial Officer	March 16, 2006

/s/ SCOTT A. PERRY Scott A. Perry	Chief Accounting Officer	March 16, 2006