Form 10-Q
period 2006-03-31
WCI COMMUNITIES INC
filed 2006-05-10
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the issuer’s common stock, as of May 5, 2006, was 43,752,966.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended March 31, 2006

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$40,357	$52,584
Restricted cash	66,998	107,850
Contracts receivable	1,244,375	1,123,509
Mortgage notes and accounts receivable	43,264	51,349
Real estate inventories	1,768,361	1,687,852
Property and equipment, net	287,690	208,205
Other assets	167,063	176,637
Goodwill	67,360	66,293
Other intangible assets	8,123	7,127

Total assets	$3,693,591	$3,481,406

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$447,648	$462,901
Customer deposits	459,480	468,341
Community development district obligations	119,995	121,548
Senior unsecured credit facility	162,331	94,050
Senior unsecured term note	300,000	300,000
Mortgages and notes payable	261,202	203,214
Senior subordinated notes	525,000	530,473
Junior subordinated notes	165,000	100,000
Contingent convertible senior subordinated notes	125,000	125,000

	2,565,656	2,405,527

Minority interests	44,194	17,257

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,379 and 46,055 shares issued, respectively	464	460
Additional paid-in capital	305,971	298,786
Retained earnings	839,710	799,468
Treasury stock, at cost, 2,693 and 1,693 shares, respectively	(64,467)	(38,987)
Accumulated other comprehensive gain (loss)	2,063	(1,105)

Total shareholders’ equity	1,083,741	1,058,622

Total liabilities and shareholders’ equity	$3,693,591	$3,481,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2006	2005
Revenues
Homebuilding	$506,571	$400,546
Real estate services	30,437	37,920
Other	33,738	27,398

Total revenues	570,746	465,864

Costs of Sales
Homebuilding	383,364	313,512
Real estate services	27,661	31,833
Other	28,389	27,638

Total costs of sales	439,414	372,983

Gross margin	131,332	92,881

Other Income and Expenses
Equity in losses (earnings) from joint ventures	200	(1,134)
Other income	(1,455)	(2,922)
Hurricane recoveries, net of $0 and $1,194 in costs, respectively	—	(806)
Selling, general and administrative	51,911	49,567
Interest expense, net	3,205	14,153
Real estate taxes, net	3,214	4,024
Depreciation and amortization	6,235	3,677
Expenses related to early repayment of debt	455	—

Income before minority interests and income taxes	67,567	26,322
Minority interests	1,341	(780)

Income before income taxes	66,226	27,102
Income tax expense	25,984	10,523

Net income	$40,242	$16,579

Earnings per share:
Basic	$.91	$.37
Diluted	$.89	$.35
Weighted average number of shares:
Basic	44,129	44,853
Diluted	45,165	47,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

			Additional Paid-in Capital	Retained Earnings	Other Comprehensive Gain (Loss)	Treasury Stock	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2005	44,362	$460	$298,786	$799,468	$(1,105)	$(38,987)	$1,058,622
Exercise of stock options	320	4	3,516	—	—	—	3,520
Tax benefit from stock option exercises	—	—	1,116	—	—	—	1,116
Stock-based compensation	4	—	2,553	—	—	—	2,553
Purchase of treasury stock	(1,000)	—	—	—	—	(25,480)	(25,480)
Comprehensive income:
Net income	—	—	—	40,242	—	—	40,242
Change in fair value of derivative, net	—	—	—	—	3,168	—	3,168

Total comprehensive income							43,410

Balance at March 31, 2006	43,686	$464	$305,971	$839,710	$2,063	$(64,467)	$1,083,741

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2004	44,612	$453	$288,122	$613,318	$(8,082)	$893,811
Exercise of stock options	584	6	4,136	—	—	4,142
Stock-based compensation	—	—	254	—	—	254
Net income	—	—	—	16,579	—	16,579

Balance at March 31, 2005	45,196	$459	$292,512	$629,897	$(8,082)	$914,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$40,242	$16,579
Adjustments to reconcile net income to net cash used in operating activities:
Tax benefit relating to stock options	1,116	—
Write-off of unamortized debt and premium issuance costs	(35)	—
Deferred income taxes	(3,784)	6,602
Depreciation and amortization	7,426	4,492
Losses (earnings) from investments in joint ventures	200	(1,134)
Minority interests	1,341	(780)
Stock-based compensation	2,553	254
Changes in assets and liabilities:
Restricted cash	40,852	37,222
Contracts receivable	(120,866)	(196,355)
Mortgage notes and accounts receivable	9,260	28,592
Real estate inventories	(84,576)	(65,096)
Distributions of earnings from joint ventures	—	141
Cash from consolidation of joint ventures (Note 11)	1,186	—
Other assets	(4,590)	(10,211)
Accounts payable and other liabilities	(25,515)	(41,451)
Customer deposits	(8,861)	60,548

Net cash used in operating activities	(144,051)	(160,597)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(134,400)
Additions to property and equipment, net	(17,171)	(8,642)
(Capital contributions to) distributions of capital from investments in joint ventures	(12,438)	790

Net cash used in investing activities	(29,609)	(142,252)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	68,281	47,820
Proceeds from borrowings on mortgages and notes payable	100,607	50,160
Repayment of mortgages and notes payable	(41,107)	(30,716)
Proceeds from issuance of senior subordinated notes	—	200,000
Redemption of senior subordinated notes	(5,430)	—
Proceeds from issuance of junior subordinated notes	65,000	—
Debt issue costs	(533)	(1,483)
Net advances (payments) on community development district obligations	244	(587)
Distributions to minority interests	(3,669)	(2,100)
Proceeds from exercise of stock options	3,520	4,142
Purchase of treasury stock	(25,480)	—

Net cash provided by financing activities	161,433	267,236

Net decrease in cash and cash equivalents	(12,227)	(35,613)
Cash and cash equivalents at beginning of period	52,584	61,992

Cash and cash equivalents at end of period	$40,357	$26,379

Non-cash activity:
Note payable issued in connection with acquisition	$—	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2006

(In thousands, except per share data)

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of WCI Communities, Inc. (the Company, WCI or we), our wholly owned subsidiaries and certain joint ventures which are not variable interest entities (VIEs) but we have the ability to exercise control (See Note 11). The equity method of accounting is applied in the accompanying condensed consolidated financial statements with respect to those investments in joint ventures which are not VIEs and we have less than a controlling interest, have substantive participating rights, or are not the primary beneficiary as defined in FIN 46-R, Consolidation of Variable Interest Entities. All material intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated financial statements and notes of the Company as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2005 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Historically, the traditional homebuilding segment delivers 40% to 50% of its revenue and gross margin in the fourth quarter. The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statement of income for the three months ended March 31, 2006 is not necessarily indicative of the results to be expected for the full year.

2.	Stock-Based Compensation

We have two stock incentive plans, the 2004 stock incentive plan (the 2004 Stock Incentive Plan) for key employees and the 1998 Non-Employee Directors’ Stock Incentive Plan. Each plan is administered by a committee of the Board of Directors (the Executive Compensation Committee). Under the 2004 Stock Incentive Plan, the Executive Compensation Committee determines the employees eligible to participate and the number of shares for which options and other equity based awards are to be granted. The maximum number of shares authorized to be granted as of March 31, 2006 was approximately 6,100 common shares which is based on 15% of the issued and outstanding shares of our common stock as provided in the 2004 plan. As of March 31, 2006, approximately 543 shares are available for future grant. Options vest on various schedules from grant date over periods of up to five years and are exercisable within ten years of the grant date, at which time the options expire. Non-employee directors’ compensation paid in the form of vested restricted stock units (RSUs) and common stock may also be issued from the 2004 Stock Incentive Plan.

Under the Non-Employee Directors’ Stock Incentive Plan, non-qualified stock options and stock appreciation rights (SARs) to purchase up to approximately 215 shares of our common stock may be granted to our non-employee directors. As of March 31, 2006, 39 shares are available for future grant. Beginning September 2005, all stock-based grants immediately vest.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands, except per share data)

Prior to January 1, 2006, we accounted for stock-based awards granted under the plans in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123 Accounting for Stock-Based Compensation. Compensation expense related to stock options was not recognized in our condensed consolidated statement of income prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R, the charge to earnings before provision for income taxes and net income for the three months ended March 31, 2006 was $1,370 and $1,130, respectively. The impact of adopting SFAS 123R on basic and diluted earnings per share for the three months ended March 31, 2006 was $0.03 and $0.03 per share, respectively.

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP 123R-3). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool. We have until January 2007 to make a one-time election to adopt the transition method described in FSP 123R-3. We are currently evaluating FSP 123R-3; however, if we were to make the one-time election, it is not expected to affect net income.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, if we had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to options granted under our share-based payment plans. For the purposes of providing this pro forma disclosure, we estimated the fair value of options using a lattice option pricing model in 2005 and the Black-Scholes option pricing model for grants prior to 2005.

For the three months ended March 31, 2005
Net income:
As reported	$16,579
Add: Stock-based compensation expense included in reported net income, net of tax	155
Less: Total stock-based compensation expense, net of tax	(1,081)

Pro forma	$15,653

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands, except per share data)

For the three months ended March 31, 2005
Earnings per share:
As reported
Basic	$.37
Diluted	$.35
Pro forma
Basic	$.35
Diluted	$.32

Compensation expense recognized related to our share-based awards during the three months ended March 31, 2006 was approximately $2,550, of which $1,370 related to unvested stock options and SARs resulting from the adoption of SFAS 123R and $1,180 related to non-vested RSUs, non-vested performance share grants (PSGs) and common stock grants. During the three months ended March 31, 2005, compensation expense recognized related to the Company’s share-based awards was $254, which was related to RSUs and PSGs. The total income tax benefit recognized in the condensed consolidated statement of income for share-based awards during the three months ended March 31, 2006 was approximately $620, of which $240 related to stock options resulting from the adoption of SFAS 123R and $380 related to RSUs and PSGs. During the three months ended March 31, 2005, the income tax benefit recognized in the condensed consolidated statement of income for share-based awards was approximately $100, all of which related to RSUs and PSGs.

Cash received from stock options exercised during the three months ended March 31, 2006 and 2005 was $3,520 and $4,142, respectively. The tax deductions related to stock options exercised during the three months ended March 31, 2006 and 2005 totaled approximately $2,630 and $8,760, respectively.

In 2005 and 2006, the fair value of each of our stock option awards was estimated on the date of grant using a lattice option pricing model. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. For 2005 and 2006 stock option awards, expected volatility is based on an average of historical volatility of the Company’s stock. For stock option awards prior to 2005, expected volatility was based on an average of our homebuilding peer group. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures. The expected term of stock option awards granted is derived primarily from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $11.60 and $14.25, respectively per share at date of grant. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $4,799 and $14,765, respectively.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands, except per share data)

A summary of the changes in stock options and SARs during for the three months ended March 31, 2006 was as follows:

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,246	$16.20
Granted	617	27.51
Exercised	(320)	10.98
Forfeited	(29)	31.44

Outstanding options at March 31, 2006	3,514	$18.53	6.8 years	$32,896

Vested and expected to vest in the future at March 31, 2006	3,435	$18.36	6.8 years	$32,756

Options exercisable at March 31, 2006	1,930	$12.29	5.5 years	$30,104

The fair value of stock options and stock appreciation rights granted in 2006 and 2005 was estimated using a lattice option pricing model with the following assumptions: contractual life of 10-years, dividend yield of 0% and expected volatility of 35%. The risk free interest rate assumptions range from 4.00% to 4.74%.

During the three months ended March 31, 2006 and 2005, we granted 4 and 71 RSUs, respectively. The RSUs generally vest 100% three years from grant date except grants under the Non-Employee Directors’ Stock Incentive Plan immediately vest. For the three months ended March 31, 2006 and 2005, we granted 195 and 152, PSGs, respectively, that vest at the end of three years upon the achievement of certain performance conditions. The fair value of RSUs and PSGs is determined based on the closing price of the Company’s common stock on the grant date. The grant date fair value of the RSUs and PSGs was $25.24 to $27.66 and $33.10 in 2006 and 2005, respectively.

A summary of our RSUs and PSGs activity for the three months ended March 31, 2006 was as follows:

	RSU Shares	Weighted Average Grant Date Fair Value	PSG Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	68	$33.10	152	$33.10
Granted	4	27.26	195	27.51
Vested	—	—	—	—
Forfeited	(1)	33.10	(9)	33.10

Nonvested at March 31, 2006	71	$32.78	338	$29.88

Historically, we have issued shares from our authorized but unissued shares to satisfy share option exercises.

At March 31, 2006, there was approximately $22,500 of unrecognized compensation expense related to unvested share-based awards granted under our share-based payment plans, of which $14,300 relates to stock options and $8,200 relates to non-vested shares. That expense is expected to be recognized over a weighted-average period of 3.8 years.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands, except per share data)

3.	Segment Information

We operate in three principal business segments: Tower Homebuilding, Traditional Homebuilding, which includes sales of lots, and Real Estate Services, which includes real estate brokerage, mortgage banking and title. Land Sales, Amenity Membership and Operations and Other, have been disclosed for purposes of additional analysis. Asset information by business segment is not presented, since we do not prepare such information.

Three months ended March 31, 2006

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals

		Homes	Lots
Revenues	$219,395	$280,262	$6,914	$30,437	$28,586	$5,152	$570,746
Gross margin	55,990	65,024	2,193	2,776	1,844	3,505	131,332
Previously capitalized interest included in cost of sales	8,048	7,297	609	—	—	—	15,954

Three months ended March 31, 2005

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals

		Homes	Lots
Revenues	$213,524	$180,764	$6,258	$37,920	$27,398	$—	$465,864
Gross margin	57,231	27,615	2,188	6,087	(209)	(31)	92,881
Previously capitalized interest included in cost of sales	4,700	2,762	483	—	22	—	7,967

See the condensed consolidated statements of income for a reconciliation of gross margin to income before minority interests and income taxes for the three months ended March 31, 2006 and 2005.

4.	Real Estate Inventories

Real estate inventories are summarized as follows:

	March 31, 2006	December 31, 2005
Land and land improvements	$847,645	$788,124
Investments in amenities	92,387	92,414
Work in progress:
Towers	230,225	188,702
Homes	471,576	506,428
Completed inventories:
Towers	17,605	20,276
Homes	108,923	91,908

Total real estate inventories	$1,768,361	$1,687,852

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands, except per share data)

Work in progress includes tower units and homes that are finished, sold and ready for delivery and tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had approximately 91 and 65 completed single- and multi-family homes at March 31, 2006 and December 31, 2005, respectively. We had 15 and 16 completed tower residences at March 31, 2006 and December 31, 2005, respectively.

5.	Warranty

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

The following table presents the activity in our warranty liability account:

	For the three months ended March 31,
	2006	2005
Warranty liability at beginning of period	$18,578	$10,577
Company acquisition	—	745
Warranty costs accrued and incurred	3,342	1,735
Warranty costs paid	(2,515)	(2,023)

Warranty liability at end of period	$19,405	$11,034

6.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended March 31,
	2006	2005
Total interest incurred	$25,430	$23,014
Debt issue cost amortization	844	950
Interest capitalized	(23,069)	(9,811)

Interest expense, net	$3,205	$14,153

Previously capitalized interest included in costs of sales	$15,954	$7,967

Effective April 1, 2005, we revised our calculations of capitalized interest with respect to its traditional homebuilding and tower inventories, as prescribed by SFAS 34, Capitalization of Interest Cost. We now include the underlying developed land costs in our calculation of capitalized interest for tower residences under construction, and include the underlying developed land costs and in-process homebuilding costs in our calculation of capitalized interest for traditional homes under construction. Capitalization ceases upon substantial

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands, except per share data)

completion of each home or tower. If we had applied the revised calculations of capitalized interest for the three months ended March 31, 2005, our cost of sales for the traditional homebuilding segment would have increased by approximately $3,686 due to additional relief of capitalized interest associated with the period of home construction, and our cost of sales for the tower homebuilding segment would have increased by approximately $2,904 due to additional relief of capitalized interest associated with the cost of the building site during tower construction. In addition, net interest expense for the three months ended March 31, 2005 would have decreased by approximately $7,888.

7.	Land and Lot Purchase Arrangements

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. The land and lot purchase arrangements are typically subject to a number of conditions including, but not limited to, the ability to obtain necessary governmental approvals. If all governmental approvals are not obtained prior to a pre-determined contractual deadline, we may extend the deadline or cancel the contract and the initial deposit will be returned. In addition, we typically have the right to cancel any agreement subject to forfeiture of the deposit. In such instances, we generally are not able to recover any pre-development costs we may have incurred.

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of March 31, 2006, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

Not all of our land and lot purchase arrangements are with VIEs. In those circumstances when we enter into a contractual arrangement to acquire lots under a lot option take-down arrangement with an entity that is determined not to be a VIE, we evaluate the terms of the arrangement under SFAS 49, Product Financing Arrangements. We will evaluate both quantitative and qualitative factors in evaluating each lot purchase arrangement as to whether we would be compelled to exercise the option and, if so we would record the option amount as “land not owned” with a corresponding liability, although we have no contractual obligation for specific performance. Generally, our exposure to loss under these arrangements is limited to the deposit and any other payments due to the landowner upon default of the option and all other pre-development costs which is less than the amount that may be recorded on the balance sheet. As of March 31, 2006, we did not have any material lot purchase arrangements in which we were compelled to exercise the option.

As of March 31, 2006, we had land and lot option contracts aggregating $505,980, net of deposits, to acquire approximately 3,800 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $36,800 at March 31, 2006.

8.	Shareholders’ Equity

In October 2005, our Board of Directors authorized the repurchase of up to 5,000 shares of our common stock from time to time based on certain parameters. During the quarter ended March 31, 2006, we repurchased 1,000 shares at an average price of $25.48.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands, except per share data)

In addition to our common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock-based grants and contingent convertible notes. For the three months ended March 31, 2006 and 2005, 1,572 and 733 stock options and grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect, respectively. Approximately 4,534 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2006 due to their anti-dilutive effect.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended March 31,
	2006	2005
Basic weighted average shares	44,129	44,853
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	1,036	1,689
Contingent convertible senior subordinated notes	—	579

Diluted weighted average shares	45,165	47,121

9.	Debt

In February 2006, we issued $65,000 of junior subordinated notes (the Notes) in a private placement. The Notes bear interest at a fixed rate of 7.54%, payable quarterly in arrears through April 30, 2016 and thereafter at a variable rate equal to LIBOR plus 250 basis points, adjusted quarterly. The Notes mature April 30, 2036. The Notes are subordinated to all existing and future senior debt. Proceeds from the offering were used to repay $64,700 of the outstanding balances under the senior unsecured credit facility.

On March 29, 2006, we repurchased the remaining $5,430 principal amount of our 10-5/8% senior subordinated notes. We recognized expenses related to this debt redemption of approximately $455 (including $7 of unamortized debt issue costs partially offset by $42 of unamortized premiums), of which $490 represented the purchase premium, consent payment and other extinguishment costs.

10.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At March 31, 2006, we had approximately $44,879 in letters of credit outstanding which expire through 2007. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $152,471 at March 31, 2006, are typically outstanding over a period of approximately one to five years.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands, except per share data)

11.	New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (EITF) released Issue No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership in its financial statements. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement is modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005, for all other limited partnerships. Effective January 1, 2006, we consolidated two of our existing operating golf club joint ventures which were formed before the effective date of EITF 04-5, Tiburon Golf Ventures L.P. and Pelican Landing Golf Resort Ventures L.P. using Transition Method A. Under this transition method, financial statements for prior-year periods are not restated. The adoption of EITF 04-5 has no effect on our net income. The following assets and liabilities of the joint ventures were included in our consolidated balance sheet on January 1, 2006.

Cash	$1,186
Club facilities, property and equipment, net	68,456
Other	2,488

Total assets	$72,130

Accounts payable and other liabilities	$17,129
Minority interests	29,265

Total liabilities	46,394

WCI equity investment	$25,736

12.	Supplemental Guarantor Information

Obligations to pay principal and interest on our senior subordinated notes are guaranteed fully and unconditionally by substantially all of our wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. Supplemental condensed consolidating financial information of the Company’s guarantor and non-guarantor subsidiaries is presented below.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands)

Condensed Consolidating Balance Sheets

	March 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets

Cash and cash equivalents	$7,682	$3,565	$29,110	$—	$40,357
Restricted cash	22,939	37,703	6,356	—	66,998
Contracts receivable	954,743	234,510	55,122	—	1,244,375
Mortgage notes and accounts receivable	10,194	32,661	2,103	(1,694)	43,264
Real estate inventories	1,105,037	292,318	371,006	—	1,768,361
Property and equipment	99,903	117,771	70,016	—	287,690
Investment in subsidiaries	901,312	24,871	—	(926,183)	—
Other assets	434,119	496,054	48,143	(735,770)	242,546

Total assets	$3,535,929	$1,239,453	$581,856	$(1,663,647)	$3,693,591

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$929,532	$497,445	$336,132	$(735,986)	$1,027,123
Senior unsecured debt	462,331	—	—	—	462,331
Mortgages and notes payable	245,325	6,272	11,083	(1,478)	261,202
Subordinated notes	815,000	—	—	—	815,000

	2,452,188	503,717	347,215	(737,464)	2,565,656

Minority interests	—	—	44,194	—	44,194

Shareholders’ equity	1,083,741	735,736	190,447	(926,183)	1,083,741

Total liabilities and shareholders’ equity	$3,535,929	$1,239,453	$581,856	$(1,663,647)	$3,693,591

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands)

Condensed Consolidating Balance Sheets

	December 31, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets

Cash and cash equivalents	$17,389	$6,424	$28,771	$—	$52,584
Restricted cash	63,480	40,282	4,088	—	107,850
Contracts receivable	824,592	250,682	48,235	—	1,123,509
Mortgage notes and accounts receivable	9,810	45,251	4,530	(8,242)	51,349
Real estate inventories	1,043,840	281,941	362,071	—	1,687,852
Property and equipment	95,083	111,559	1,563	—	208,205
Investment in subsidiaries	861,370	—	—	(861,370)	—
Other assets	289,110	437,691	42,951	(519,695)	250,057

Total assets	$3,204,674	$1,173,830	$492,209	$(1,389,307)	$3,481,406

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$817,522	$455,593	$299,434	$(519,759)	$1,052,790
Senior unsecured debt	394,050	—	—	—	394,050
Mortgages and notes payable	179,007	19,641	12,744	(8,178)	203,214
Subordinated notes	755,473	—	—	—	755,473

	2,146,052	475,234	312,178	(527,937)	2,405,527

Minority interests	—	—	17,257	—	17,257

Shareholders’ equity	1,058,622	698,596	162,774	(861,370)	1,058,622

Total liabilities and shareholders’ equity	$3,204,674	$1,173,830	$492,209	$(1,389,307)	$3,481,406

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended March 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$332,851	$176,131	$61,965	$(201)	$570,746
Total cost of sales	253,999	133,386	52,230	(201)	439,414

Gross margin	78,852	42,745	9,735	—	131,332
Total other income and expenses, net	46,380	11,251	6,134	—	63,765

Income before minority interests, income taxes and equity in income of subsidiaries	32,472	31,494	3,601	—	67,567
Minority interests	—	—	1,341	—	1,341
Income tax expense	13,150	12,132	702	—	25,984
Equity in income of subsidiaries, net of tax	20,920	1,003	—	(21,923)	—

Net income	$40,242	$20,365	$1,558	$(21,923)	$40,242

	For the three months ended March 31, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$238,429	$189,927	$37,508	$—	$465,864
Total cost of sales	193,862	147,022	32,099	—	372,983

Gross margin	44,567	42,905	5,409	—	92,881
Total other income and expenses, net	51,696	8,928	5,935	—	66,559

(Loss) income before income taxes and equity in income of subsidiaries	(7,129)	33,977	(526)	—	26,322
Minority interests	—	—	(780)	—	(780)
Income tax (benefit) expense	(3,138)	13,409	252	—	10,523
Equity in income of subsidiaries, net of tax	20,570	—	—	(20,570)	—

Net income	$16,579	$20,568	$2	$(20,570)	$16,579

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the three months ended March 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$40,242	$20,365	$1,558	$(21,923)	$40,242
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(217,068)	11,955	3,395	17,425	(184,293)

Net cash (used in) provided by operating activities	(176,826)	32,320	4,953	(4,498)	(144,051)

Net cash used in investing activities	(2,859)	(20,158)	(796)	(5,796)	(29,609)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	68,281	—	—	—	68,281
Net repayments on mortgages and notes payable	125,888	(13,369)	(149)	6,700	119,070
Other	(24,191)	(1,652)	(3,669)	3,594	(25,918)

Net cash provided by (used in) financing activities	169,978	(15,021)	(3,818)	10,294	161,433

Net (decrease) increase in cash and cash equivalents	(9,707)	(2,859)	339	—	(12,227)

Cash and cash equivalents at beginning of period	17,389	6,424	28,771	—	52,584

Cash and cash equivalents at end of period	$7,682	$3,565	$29,110	$—	$40,357

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2006

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the three months ended March 31, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$16,579	$20,568	$2	$(20,570)	$16,579
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(213,827)	17,189	(969)	20,431	(177,176)

Net cash (used in) provided by operating activities	(197,248)	37,757	(967)	(139)	(160,597)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(142,714)	—	8,314	—	(134,400)
Other, net	(4,392)	(3,133)	(327)	—	(7,852)

Net cash used in investing activities	(147,106)	(3,133)	7,987	—	(142,252)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	47,820	—	—	—	47,820
Net borrowings on (repayments of) mortgages and notes payable	240,615	(20,233)	(1,077)	139	219,444
Other	22,002	(19,930)	(2,100)	—	(28)

Net cash provided by (used in) financing activities	310,437	(40,163)	(3,177)	139	267,236

Net (decrease) increase in cash and cash equivalents	(33,917)	(5,539)	3,843	—	(35,613)
Cash and cash equivalents at beginning of period	44,858	9,413	7,721	—	61,992

Cash and cash equivalents at end of period	$10,941	$3,874	$11,564	$—	$26,379

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Overview

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
Total revenues	$570,746	$465,864
Total gross margin (a)	131,332	92,881
Net income	40,242	16,579

(a)

Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of income for the details of other components that are part of consolidated income before income taxes for each period.

Our principal business lines include single-and multi-family (traditional) homebuilding, mid-and high-rise (tower) homebuilding and real estate services. For the quarter ended March 31, 2006, 88.8% and 93.8% of revenue and gross margin, respectively, were derived from our combined homebuilding operations.

For the quarter, total revenues, gross margin and net income increased 22.5%, 41.4% and 142.7%, respectively. The increase in revenues and gross margin was driven primarily by our traditional homebuilding division which benefited from the delivery of homes from our increased backlog and reflects the strong demand and pricing power achieved in the first nine months of 2005. Our traditional homebuilding operations reported a $99.5 million and $37.4 million increase in revenues and gross margins, respectively. The tower homebuilding division experienced a 2.2% decline in gross margin. Our real estate services operations margin declined 54.4% for the quarter. In addition to the positive gross margin contributions from traditional homebuilding, land sales and the amenity division, net income increased over 2005 due primarily to increased gross margin percentage of revenues from our homebuilding operations and a decrease in interest expense. Diluted earnings per share rose 154.3% to $0.89 from $0.35.

Although we experienced significant growth in revenues, gross margin and net income during the quarter, we did not see the seasonal increase in demand for homes in most of our Florida communities that we expected and demand for homes in the Mid-Atlantic region dropped from prior periods. For the three months ended March 31, 2006, the aggregate value of combined traditional and tower homebuilding operations new orders declined 46.7% over the same period a year ago, to $334.8 million, while the number of new unit orders declined 55.7% to 402. For the first three months of 2006, the average price of the combined homebuilding new orders increased 20.2% to $833,000, reflecting higher prices and a shift in mix of homes sold, as well as a disproportionate decline in the demand for active adult homes in the West Coast Florida region, which typically carry lower sales prices than our company average.

Because we are experiencing lower overall demand for our Florida active adult communities, tower residences and our higher-priced Mid-Atlantic homes, we are lowering our EPS guidance to $4.50 to $5.00, which represents a 12% to 25% increase over 2005 reported EPS. Upside to this updated guidance may be possible if demand improves or incremental land sales are closed. However, if buyer demand does not rebound from depressed levels in the first quarter of 2006, interest rates increase significantly, the ability to obtain permits and approvals for land development are delayed or adverse legislation or regulations occur, then it may be difficult to achieve earnings growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding

Traditional homebuilding

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
Revenues	$280,262	$180,764
Gross margin	$65,024	$27,615
Gross margin percentage	23.2%	15.3%
Homes closed (units)	492	381
Average selling price per home closed	$570	$474
Lot revenues	$6,914	$6,258
Net new orders for homes (units)	347	716
Contract values of new orders	$265,110	$446,523
Average selling price per new order	$764	$624

	For the three months ended March 31,
	2006	2005
Backlog (units)	1,552	2,583
Backlog contract values	$1,176,104	$1,427,328
Average sales price per unit in backlog	$758	$553

The 55.0% increase in revenues was primarily due to the $88.9 million increase in revenues from our Florida market and to a lesser extent, the $1.8 million and $8.8 million of incremental revenues contributed by our Northeast U.S. and Mid-Atlantic U.S. markets, respectively. We closed 427 units during the quarter in our Florida market compared to 320 in the same period last year. The Northeast U.S. and Mid-Atlantic U.S. markets closed 51 and 14 units during the quarter compared to 49 and 12 units in the same period last year, respectively. The 107 unit increase in home deliveries in the Florida market was due primarily to units contributed by two new communities and incremental increases from two existing communities. Two closed-out communities that delivered homes in the first quarter of 2005 did not contribute any deliveries in 2006 or had reduced deliveries due to the community approaching closeout. Additionally, certain communities in the East Coast Florida region had an increase in deliveries due to the construction delays caused by Hurricane Wilma and permitting delays in 2005 that pushed approximately 150 homes into the quarter ended March 31, 2006. Revenues were favorably impacted by the 20.3% increase in the average selling price per home closed resulting from closing a larger portion of homes in our higher priced communities. In addition to the 21.4% increase contributed by the Florida market, the increase in the average selling price per home closed was positively impacted by the $1.5 million average price achieved by our Mid-Atlantic U.S. market. The Florida and Northeast U.S. markets achieved a similar average selling price per home closed of $544,000.

The increase in the gross margin percentage to 23.2% from 15.3% was primarily due to the increase in gross margin percentage achieved in the Florida market. After successfully implementing new construction cost saving initiatives in late 2005 and raising certain home pricing, the Florida market achieved an increase in gross margin percentage to 24.5% in 2006 compared to 15.4% in the same period in 2005. In addition to the effects of amortization of the write-up of real estate inventories associated with the acquisitions of Spectrum Communities and Renaissance Housing Corporation to reflect fair value at the time of purchase, the gross margin percentages achieved in 2005 were reduced by higher raw material and labor costs where home deliveries were delayed as a result of the hurricanes in the third quarter of 2004, permitting delays in certain communities and an increase in community development costs at two East Coast Florida communities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contract values of new orders decreased 40.6% due to the decline in the number of new orders, partially offset by an increase in average selling price due to changes in the mix of product sold. Our Northeast U.S. market contributed an incremental 20 units in the quarter, while our Florida and Mid-Atlantic U.S. markets had declines of 366 and 23 units, respectively. In addition to the general decline experienced in most Florida markets, we experienced a significant decline in new orders from our active adult communities as buyers appear to be delaying their new home purchasing decisions. Additionally, the decline in new orders may be partly due to the increase in mortgage interest rates, along with the increased supply of existing home re-sales on the market in Florida.

The 17.6% decrease in backlog contract values reflects a 39.9% decrease in backlog units combined with a 37.1% increase in an average sales price of homes under contract to $758,000 in 2006 compared to $553,000 in 2005. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in the Florida and Mid-Atlantic U.S. markets and increased delivery of homes from backlog. The increase in average sales price of homes under contract can be attributed to a shift in product mix and price increase in a few Florida communities.

During the first quarter of 2006, we used incentives and discounts on a selective basis. As we move through the balance of 2006, we expect to moderately increase the use of targeted incentives and discounts in an effort to motivate incremental demand, particularly in our active adult and second home products. We employ a wide range of sales incentives to market our homes to prospective buyers. These incentives are an important aspect of our sales and marketing of homes, and we may rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of completed unsold homes. Without the use of these marketing incentives, our ability to sell homes could be adversely impacted. We expect our cost saving initiatives to assist in offsetting the relative increase in targeted incentives and discounts. We expect the gross margin percentage for 2006 to range between 22% to 23%.

Tower homebuilding

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
Revenues	$219,395	$213,524
Gross margin	$55,990	$57,231
Gross margin percentage	25.5%	26.8%
Net new orders (units)	55	191
Contract values of new orders	$69,654	$181,629
Average selling price per new order	$1,266	$951

	March 31,
	2006	2005
Cumulative contracts (units)	1,816	1,639
Cumulative contract values	$1,958,414	$1,781,458
Less: Cumulative revenues recognized	(1,250,218)	(960,789)

Backlog contract values	$708,196	$820,669

Average sales price per unit in backlog	$1,078	$1,087
Towers under construction recognizing revenue during the quarter	24	17

Tower revenues increased 2.7% primarily due to the increase from towers recognizing percentage-of-completion revenues in the period, offset by a $2.8 million decrease in revenue from the sale of completed tower units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase in tower revenues in the period is primarily related to the increase in the number of buildings under construction recognizing revenue. Twenty-four towers with a total sellout value of $2.4 billion were under construction and recognizing revenue during 2006 compared to 17 with a total sellout value of $1.8 billion in 2005. The decrease in revenue from the sale of completed tower units is primarily due to the reduction in the number of completed tower units in inventory available for sale. At the beginning of January 2005 and 2006, we had 84 and 16 completed tower units in inventory available for sale, respectively.

Gross margin percentage decreased 130 basis points primarily due to the change in the mix of towers under percentage-of-completion toward a broader range of moderately-priced, lower margin towers, a $3.5 million margin reduction in the period due to changes in cost associated with one tower under construction and the delivery of lower margin completed tower units which averaged 23.6% in gross margin in 2006 compared to 39.4% in the same period in 2005. The change in estimate of tower construction costs was primarily related to electrical and mechanical design revisions during the initial construction phase and are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be impacted by any additional changes in estimates.

The number of net new orders and contract values of new orders decreased 136 units and 61.7% for the three months, respectively, primarily due to the general decline in demand for new homes experienced in most Florida markets and no new towers being converted to contract during the quarter compared to one tower being converted from reservation to contract in the first quarter of 2005 which added new orders of 15 units and $16.0 million. Similar to the traditional homebuilding division, our tower division experienced a significant decline in new orders as buyers appear to be delaying their purchasing decisions based on the expectation that significant price reductions may be on the horizon. Additionally, the decline in new orders may be partly due to the increased supply of existing tower home re-sales on the market in Florida.

The 13.7% decrease in backlog contract values was due to the 30.1% increase in cumulative revenues recognized partially offset by a 9.9% increase in cumulative contract values. The increase in cumulative revenues recognized related to the progression of percentage-of-completion. The increase in cumulative contract values was due to a $814,487 million increase in contract values in new and existing towers offset by the $637,531 million reduction in cumulative contracts associated with the eight towers that were completed and delivered to buyers during the 12 months ended March 31, 2006.

With traffic levels off approximately 50% in the Florida market, we have delayed the release of several towers from the first and second quarters of 2006 to later in the year, and have reduced the number of towers that we expect to introduce to the market to 11 to 13 from our initial expectations of 15 to 17. During the last two years, we achieved tower unit presales prior to construction of new towers ranging from 70% to 90% which is a level higher than our long term average. In the current environment, we expect to presale 50% to 60% of our towers planned to start construction this year. Gross margin as a percent of revenue for the tower homebuilding division is expected to range from 25% to 28% for 2006 as we use incentives and discounts on a selective basis to motivate home purchasers.

Real estate services

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
Revenues	$30,437	$37,920
Gross margin	2,776	6,087
Gross margin percentage	9.1%	16.1%

Real estate services revenue, including real estate brokerage, mortgage banking, and title operations decreased 19.7% primarily due to a decrease in the volume of transactions associated with our Prudential Florida WCI Realty brokerage operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Prudential Florida WCI Realty brokerage transaction volume decreased 26.1% to 2,037 closings from 2,755 in the first quarter of 2005. Although the average number of sales agents and average price per transaction increased 37% and 6%, respectively, the decrease in the number of transactions is primarily due to the decline in demand for homes in the Florida market.

The decrease in gross margin percentage to 9.1% from 16.1% was primarily due to the increased overhead costs associated with the addition of 14 Prudential Florida WCI Realty offices during the last 12 months and decline real estate brokerage revenues.

Amenity membership and operations

	For three months ended March 31,
(Dollars in thousands)	2006	2005
Revenues	$26,539	$25,673
Gross margin	1,730	(230)
Gross margin percentage	6.5%	(0.9%)

Total amenity membership and operations revenues increased 3.4% due primarily to the $8.2 million increase in membership dues and amenity service revenues offset by a $7.3 million decrease in equity and non-equity membership and marina slip revenues.

The increase in membership dues and amenity service revenues was primarily due to the consolidation of two existing partnerships effective January 1, 2006, Tiburon Golf Ventures Limited Partnership and Pelican Landing Golf Resort Ventures Limited Partnership, as a result of implementing Emerging Issues Task Force (EITF) released Issue No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (see Note 11) and to a lesser extent, initial operations of new amenity facilities located throughout the Florida market and increasing annual membership dues.

Equity membership revenues decreased $7.3 million primarily due to the continued reduced demand for luxury memberships and increased competition in the Florida market. The three months ended March 31, 2005, benefited from the initial conversion from the deposit method to the cost recovery method at two equity membership clubs located in the East Coast Florida region and the final sales of equity memberships at an existing club located in the West Coast Florida region.

Amenity gross margins increased $2.0 million primarily due to the $2.8 million in gross margin contributed by the newly consolidated joint ventures. Amenity gross margins continue to be adversely impacted by increased start-up deficits associated with new amenity operations.

Land Sales

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
Revenues	$5,152	$—
Gross margin	3,505	(31)
Gross margin percentage	68.0%	—

For the three months ended March 31, 2006, we sold one commercial parcel located in our East Coast Florida region for $5.1 million in revenue with a gross margin of 68.0%. Land sales are ancillary to our overall operations and are expected to continue in the future, but may significantly fluctuate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income and expense

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
Equity in losses (earnings) from joint ventures	$200	$(1,134)
Other income	(1,455)	(2,922)
Hurricane recoveries, net of $0 and $1,194 in costs, respectively	—	(806)
Selling, general and administrative expense, including real estate taxes	55,125	53,591
Interest expense, net	3,205	14,153
Expenses related to early repayment debt	455	—

Equity in losses (earnings) from joint ventures decreased primarily due to elimination of equity method accounting as a result of consolidating the two existing joint ventures noted above (see Note 11).

Other income for the three months ended March 31, 2006 includes approximately $1.5 million of interest income on mortgages notes and customer deposits and other non-operating fee income and expenses. Other income for the three months ended March 31, 2005, benefited from the $1.8 million collection of the remaining cash proceeds received from the sale of our Class B limited partnership interest in Bighorn Development Limited Partnership.

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

Selling, general and administrative expenses, (SG&A) including real estate taxes, increased 2.9% to $55.1 million. General and administrative costs increased 3.3% primarily due to the increase in stock based compensation expense resulting from the initial adoption of SFAS 123R (see Note 2) offset by approximately $5.0 million in savings achieved from lower than expected 2005 bonus payments made in 2006 to certain employees. Sales and marketing expenditures increased 1.7% primarily due to the increase in advertising costs associated with new and existing communities, offset by a decrease of 7.0% in sales office costs related to the close-out of three communities and delivery of two completed towers during 2005. As a percentage of total revenues, SG&A decreased to 9.7% from 11.5% for the same period in 2005.

Interest expense, net of capitalization, decreased 77.4%, due to a greater increase in interest capitalization than interest incurred. The 10.5% increase in interest incurred was primarily as a result of the increase in the weighted average outstanding debt balance for 2006 as compared to 2005. The increase in overall debt was primarily related to increased development activities and acquisitions. The increase in interest capitalized is primarily the result of the revised calculations of capitalized interest related to our traditional homebuilding and tower inventories as discussed in Note 6 of our condensed consolidated financial statements included under Item 1 of this document, and the increase in new and existing properties undergoing active development.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In December 2005, we commenced a tender offer and consent solicitation for our outstanding 10-5/8% senior subordinated notes (10-5/8% Notes). As of March 31, 2006, we completed the repurchase of the remaining outstanding $5.4 million principal amount of the 10-5/8% Notes. We recognized expenses related to this debt redemption of approximately $455,000.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of March 31, 2006, we had $40.4 million of cash and cash equivalents and approximately $712.7 million available to draw under our senior unsecured credit facility.

We use cash flows from operations to build inventory additions, land acquisitions, land improvements and amenity facilities. Including land acquisitions, net additions to real estate inventories were approximately $84.6 million for the three months ended March 31, 2006. During the first three months of the year, we acquired approximately $30.8 million in additional land. We expect real estate inventories to increase as we are currently searching for and negotiating to obtain control of additional land for future communities through land purchases, land purchase options or developed lot takedown option arrangements.

For the three months ended, our cash flows from operations were impacted by a $121.0 million increase in contracts receivable reflecting the increase in percentage-of-completion revenue recognition in tower units under contract that are now being constructed. We delivered three towers during the quarter, which provided cash in flows of $64.3 million. We expect to collect a significant portion of the remaining contracts receivable during the next three to nine months as 13 tower closings are planned to occur, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1% of non-cancelable contacts have resulted in default. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

For the three months ended, approximately $17.2 million of cash was used in investing activities to develop golf courses and club facilities and $12.4 million in initial cash contributions related to a land development joint venture formed in January 2006.

For the three months ended, financing activities provided net cash from borrowings on the senior unsecured credit facility, the revolving credit construction loan agreement, other project loans and the issuance of $65.0 million of junior subordinated notes. Proceeds from the junior subordinated notes were used to repay a portion of the outstanding balance of our senior unsecured credit facility. During the quarter, we repurchased the remaining $5.4 million of outstanding 10-5/8% senior subordinated notes due 2011. Additionally, during the quarter we used $25.4 million in cash to repurchase one million shares of common stock.

We utilize a revolving credit construction loan (the Tower Facility) to fund the majority of our tower development activities. The loan agreement provides for a $390.0 million revolving tower construction loan, which may increase to $440.0 million if certain conditions are met. The loan matures December 2008, subject to extensions at the our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. At March 31, 2006, approximately $233.3 million was outstanding on this facility.

We utilize a senior unsecured revolving credit facility (the Credit Facility) to fund land acquisitions, land improvements, homebuilding and tower development and for general corporate purposes. The loan agreement

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

provides for a $875.0 million revolving loan, which may increase to $1.0 billion if certain conditions are met. The loan matures August 2008, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. Under the Credit Facility, we are required to maintain an adequate borrowing base. At March 31, 2006, the borrowing base calculation was in excess of the commitment amount of $875.0 million. At March 31, 2006, approximately $162.3 million was outstanding on this facility.

Our wholly owned finance subsidiary, Financial Resources Group, Inc., utilizes a $23.0 million bank warehouse facility to fund mortgage loan originations. As of March 31, 2006, $4.7 million was available for borrowing under the warehouse facility.

In February 2006, we issued $65.0 million of junior subordinated notes (the Notes) in a private placement. The Notes bear interest at a fixed rate of 7.54%, payable quarterly in arrears through April 30, 2016 and thereafter at a variable rate equal to LIBOR plus 250 basis points, adjusted quarterly. The Notes mature April 30, 2036. The Notes are subordinated to all existing and future senior debt.

At March 31, 2006, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, term notes, senior unsecured credit facility, tower construction loans and warehouse credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At March 31, 2006, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which approximately $17.0 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee for the amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of March 31, 2006, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs and we did not have any material lot purchase arrangements in which we concluded that we were compelled to exercise the option. As of March 31, 2006, we had land and lot option contracts aggregating $506.0 million net of deposits, to acquire approximately 3,800 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $36.8 million at March 31, 2006.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At March 31, 2006, we had approximately $13.7 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $152.5 million at March 31, 2006, are typically outstanding over a period of approximately one to five years.

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

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those related to (1) revenue recognition related to traditional and tower homebuilding; (2) contracts receivable; (3) real estate inventories and cost of sales; (4) warranty costs; (5) capitalized interest and real estate taxes; (6) community development district obligations; (7) impairment of long-lived assets; (8) goodwill; (9) litigation and (10) share-based compensation expense.

Prior to January 1, 2006, we accounted for stock option awards granted in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, (SFAS 123). Share-based employee compensation expense related to stock options was not recognized in our consolidated statements of income prior to January 1, 2006, as all stock options granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to net earnings of $0.03 per share diluted for the three months ended March 31, 2006.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a lattice option-pricing model as discussed in Note 2 of our condensed consolidated financial statements included under Item 1 of this document. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the options. For 2005 and 2006 stock option awards expected volatility is based on historical volatility of our stock. For stock option awards prior to 2005, expected volatility was based on an average of our homebuilding peer group. The risk-free rate for periods within the contractual life of the option is based on the yield curve of a zero-coupon U.S. Treasury bond on the date of option measurement with a maturity equal to the expected term of the option granted. We use historical data to estimate stock option exercises and forfeitures within our valuation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

model. The expected term of stock option awards granted is derived primarily from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

We believe that there have been no other significant changes to our critical accounting policies during the three months ended March 31, 2006 as compared to those fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Our Annual Report on Form 10-K for the year ended December 31, 2005 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The following table sets forth, as of March 31, 2006, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values.

	2006	2007	2008	2009	2010	Thereafter	Total	FMV at 3/31/06
Debt:
Fixed rate	$—	$9,309	$12,042	$136	$—	$815,000	$836,487	$735,062
Average interest rate	—	5.0%	5.0%	8.0%	—	7.18%	7.12%
Variable rate	$4,656	$—	$395,615	$1,775	$300,000	$—	$702,046	$702,046
Average interest rate	6.65%	—	6.63%	—	6.38%	—	6.51%

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of equity securities by the issuer and affiliated purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 2006	-0-	N/A	N/A	N/A
February 2006	-0-	N/A	N/A	N/A
March 2006	1,000,000	$25.48	1,000,000	4,000,000
Total	1,000,000	$25.48	1,000,000	4,000,000

(1)

The repurchase program was adopted by the WCI Board of Directors in October 2005, and publicly announced on October 31, 2005. The WCI Board of Directors authorized the purchase of 5,000,000 shares of WCI common stock.

(2)	WCI has no other equity repurchase program at the present time.

Item 6.	Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (1)

10.1

Indenture, dated as of February 3, 2006, by and among WCI Communities, Inc. and JP Morgan Chase Bank, N.A. relating to the $65,000,000 in aggregate principal amount of 7.54% Junior Subordinated notes due 2036. (**)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President, Chief Executive Officer and Director. (**)

31.2	Rule 13a-14(a) certification by James P. Dietz, Executive Vice President and Chief Financial Officer. (**)

32.1	Section 1350 certification by Jerry L. Starkey, President, Chief Executive Officer and Director, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*), (**)

32.2	Section 1350 certification by James P. Dietz, Executive Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*), (**)

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

**	Filed herewith.
(1)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on May 24, 2005 (Commission File No. 1-31255)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: May 9, 2006	/s/ JAMES P. DIETZ
James P. Dietz
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)