Form 10-Q
period 2006-06-30
WCI COMMUNITIES INC
filed 2006-08-09
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the issuer’s common stock, as of August 7, 2006, was 41,821,351.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended June 30, 2006

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$2,040	$52,584
Restricted cash	39,147	107,850
Contracts receivable	1,299,659	1,123,509
Mortgage notes and accounts receivable	44,136	51,349
Real estate inventories	1,977,473	1,687,852
Property and equipment, net	288,320	208,205
Other assets	166,356	176,637
Goodwill	67,453	66,293
Other intangible assets	8,340	7,127

Total assets	$3,892,924	$3,481,406

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$480,057	$462,901
Customer deposits	428,967	468,341
Community development district obligations	116,045	121,548
Senior unsecured credit facility	333,306	94,050
Senior unsecured term note	300,000	300,000
Mortgages and notes payable	307,669	203,214
Senior subordinated notes	525,000	530,473
Junior subordinated notes	165,000	100,000
Contingent convertible senior subordinated notes	125,000	125,000

	2,781,044	2,405,527

Minority interests	42,378	17,257
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,509 and 46,055 shares issued, respectively	465	460
Additional paid-in capital	310,281	298,786
Retained earnings	862,384	799,468
Treasury stock, at cost, 4,693 and 1,693 shares, respectively	(108,047)	(38,987)
Accumulated other comprehensive gain (loss)	4,419	(1,105)

Total shareholders’ equity	1,069,502	1,058,622

Total liabilities and shareholders’ equity	$3,892,924	$3,481,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues
Homebuilding	$472,372	$501,086	$978,943	$901,632
Real estate services	33,233	49,688	63,671	87,608
Other	23,831	119,881	57,569	147,279

Total revenues	529,436	670,655	1,100,183	1,136,519

Cost of Sales
Homebuilding	374,242	400,994	760,961	715,547
Real estate services	30,198	40,243	57,859	72,076
Other	23,828	45,378	52,217	73,016

Total cost of sales	428,268	486,615	871,037	860,639

Gross margin	101,168	184,040	229,146	275,880

Other Income and Expenses
Equity in (earnings) losses from joint ventures	(251)	39	(51)	(1,096)
Other income	(701)	(1,031)	(2,156)	(3,954)
Hurricane recoveries, net of $0 and $1,201 in costs, respectively	—	(1,055)	—	(1,861)
Selling, general and administrative	47,771	51,811	96,331	100,337
Interest expense, net	7,206	1,606	10,410	15,760
Real estate taxes, net	4,337	4,530	7,550	8,554
Depreciation and amortization	6,352	3,896	12,588	7,573
Expenses related to early repayment of debt	—	1,519	455	1,519

Income before minority interests and income taxes	36,454	122,725	104,019	149,048
Minority interests	(74)	653	1,266	(126)

Income before income taxes	36,528	122,072	102,753	149,174
Income tax expense	13,853	46,770	39,837	57,293

Net income	$22,675	$75,302	$62,916	$91,881

Earnings per share:
Basic	$.53	$1.67	$1.45	$2.04
Diluted	$.52	$1.61	$1.41	$1.95
Weighted average number of shares:
Basic	42,925	45,199	43,523	45,027
Diluted	43,886	46,915	44,534	47,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2005	44,362	$460	$298,786	$799,468	$(1,105)	$(38,987)	$1,058,622
Exercise of stock options	446	5	4,785	—	—	—	4,790
Tax benefit from stock option exercises	—	—	1,514	—	—	—	1,514
Stock-based compensation	8	—	5,196	—	—	—	5,196
Purchase of treasury stock	(3,000)	—	—	—	—	(69,060)	(69,060)
Comprehensive income:
Net income	—	—	—	62,916	—	—	62,916
Change in fair value of derivative, net	—	—	—	—	5,524	—	5,524

Total comprehensive income							68,440

Balance at June 30, 2006	41,816	$465	$310,281	$862,384	$4,419	$(108,047)	$1,069,502

		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
		Shares	Amount
Balance at December 31, 2004		44,612	$453	$288,122	$613,318	$(8,082)	$893,811
Exercise of stock options		697	7	5,104	—	—	5,111
Tax benefit from stock option exercises		—	—	2,007	—	—	2,007
Stock-based compensation		—	—	760	—	—	760
Net income		—	—	—	91,881	—	91,881

Balance at June 30, 2005		45,309	$460	$295,993	$705,199	$(8,082)	$993,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$62,916	$91,881
Adjustments to reconcile net income to net cash used in operating activities:
Tax benefit relating to stock options	1,514	2,007
Write-off of unamortized debt and premium issuance costs	—	181
Deferred income taxes	(6,811)	9,250
Depreciation and amortization	15,229	8,900
Earnings from investments in joint ventures	(51)	(1,096)
Minority interests	1,266	(126)
Stock-based compensation expense	5,196	760
Impairment losses	4,586	—
Changes in assets and liabilities:
Restricted cash	68,703	(13,368)
Contracts receivable	(176,150)	(334,506)
Mortgage notes and accounts receivable	10,863	21,147
Real estate inventories	(230,537)	(111,695)
Distributions of earnings from joint ventures	—	147
Cash from consolidation of joint ventures (note 11)	1,186	—
Other assets	5,990	(7,914)
Accounts payable and other liabilities	(66,196)	11,429
Customer deposits	(39,374)	144,142

Net cash used in operating activities	(341,670)	(178,861)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(136,372)
Additions to property and equipment, net	(27,761)	(19,368)
(Capital contributions to) distributions of capital from investments in joint ventures, net	(12,574)	1,105

Net cash used in investing activities	(40,335)	(154,635)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	239,256	64,970
Proceeds from borrowings on mortgages and notes payable	220,059	158,181
Repayment of mortgages and notes payable	(113,717)	(100,083)
Proceeds from issuance of senior subordinated notes	—	200,000
Redemption of senior subordinated notes	(5,430)	(17,000)
Proceeds from issuance of junior subordinated notes	65,000	—
Debt issue costs	(4,254)	(2,391)
Net advances (payments) on community development district obligations	227	(4,751)
Distributions to minority interests	(5,410)	(2,100)
Proceeds from exercise of stock options	4,790	5,111
Purchase of treasury stock	(69,060)	—

Net cash provided by financing activities	331,461	301,937

Net decrease in cash and cash equivalents	(50,544)	(31,559)
Cash and cash equivalents at beginning of period	52,584	61,992

Cash and cash equivalents at end of period	$2,040	$30,433

Non-cash activity:
Land purchase obligations in connection with land under option	$70,900	$—
Notes payable in connection with land acquisitions	—	19,224
Issuance of note payable in connection with acquisition	—	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2006

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

The condensed consolidated financial statements and notes of the Company as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2005 audited financial statements contained in our Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Historically, the traditional homebuilding segment delivers 40% to 50% of its revenue and gross margin in the fourth quarter. The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statements of income for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Stock-Based Compensation

We have two stock incentive plans, the Employee’s 2004 Stock Incentive Plan for key employees and the Non-Employee Directors’ Stock Incentive Plan (Non-Employee Directors’ Plan). Each plan is administered by a committee of the Board of Directors (the Executive Compensation Committee). Under the Employee’s 2004 Stock Incentive Plan, the Executive Compensation Committee approved the number of shares for which options and other equity based awards are to be granted. The maximum number of shares authorized to be granted as of June 30, 2006 was approximately 5,966 common shares which is based on 15% of the issued and outstanding shares of our common stock as provided in the 2004 Stock Incentive Plan. As of June 30, 2006, approximately 345 shares are available for future grant. Options vest on various schedules from grant date over periods of up to five years and are exercisable within ten years of the grant date, at which time the options expire. Non-employee directors’ compensation paid in the form of vested restricted stock units (RSUs) and common stock may also be issued from the 2004 Stock Incentive Plan.

Under the Non-Employee Directors’ Plan, non-qualified stock options and stock appreciation rights (SARs) to purchase up to approximately 215 shares of our common stock may be granted to our non-employee directors. On May 17, 2006, our shareholders approved an amended and restated Non-Employee Directors’ Plan which increased the number of shares authorized for issuance to 565 and to permit issuance of other stock-based awards in addition to the stock options and SARs previously authorized. As of June 30, 2006, 382 shares are available for future grant. Beginning October 2005, all Non-Employee Director stock-based grants immediately vest.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands, except per share data)

Prior to January 1, 2006, we accounted for stock-based awards granted under the plans in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123 Accounting for Stock-Based Compensation. Compensation expense related to stock options was not recognized in our condensed consolidated statement of income prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R, the charge to earnings before provision for income taxes and net income for the six months ended June 30, 2006 was $2,428 and $1,931, respectively. The impact of adopting SFAS 123R on basic and diluted earnings per share for the six months ended June 30, 2006 was $.04 and $.04 per share, respectively.

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

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005, if we had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under our share-based payment plans. For the purposes of providing this pro forma disclosure, we estimated the fair value of options using a lattice option pricing model in 2005 and the Black-Scholes option pricing model for grants prior to 2005.

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income:
As reported	$75,302	$91,881
Add: Stock-based compensation expense included in reported net income, net of tax	310	466
Less: Total stock-based compensation expense, net of tax	(1,084)	(2,168)

Pro forma	$74,528	$90,179

Earnings per share:
As reported
Basic	$1.67	$2.04
Diluted	$1.61	$1.95
Pro forma
Basic	$1.65	$2.00
Diluted	$1.59	$1.94

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands, except per share data)

Compensation expense recognized related to our share-based awards during the three and six months ended June 30, 2006 was approximately $1,577 and $4,130. During the three and six months ended June 30, 2005, compensation expense recognized related to the Company’s share-based awards was $507 and $760, respectively, which was related to RSUs and performance stock grants (PSGs). The total income tax benefit recognized in the condensed consolidated statement of income for share-based awards during the three and six months ended June 30, 2006 was approximately $540 and $1,161, of which $256 and $497 related to stock options resulting from the adoption of SFAS 123R and $284 and $664 related to stock, RSUs and PSGs. During the three and six months ended June 30, 2005, the income tax benefit recognized in the condensed consolidated statement of income for share-based awards was approximately $197 and $295, respectively, all of which related to RSUs and PSGs. The tax deductions related to stock options exercised during the six months ended June 30, 2006 and 2005 totaled approximately $3,441 and $12,300, respectively.

In 2005 and 2006, the fair value of each of our stock option awards was estimated on the date of grant using a lattice option pricing model. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. For 2005 and 2006 stock option awards expected volatility is based on an average of historical volatility of the Company’s stock. For stock option awards prior to 2005, expected volatility was based on an average of our homebuilding peer group. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures. The expected term of stock option awards granted is derived primarily from historical exercise experience under the Company’s share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $11.58 and $14.25, respectively per share at date of grant. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 and 2005 was $1,793 and $2,418, and $6,592 and $17,183, respectively.

A summary of the changes in stock options and SARs during for the six months ended June 30, 2006 was as follows:

	For the six months ended June 30, 2006
	Stock Options and SARs	Weighted Average Excise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	3,246	$16.20
Granted	624	27.49
Exercised	(446)	10.73
Forfeited	(120)	25.66

Outstanding options at end of period	3,304	$18.73	6.8 years	$16,038

Vested and expected to vest in the future at June 30, 2006	3,229	$18.55	6.8 years	$14,442

Options exercisable at June 30, 2006	1,808	$12.49	5.4 years	$14,442

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands, except per share data)

The fair value of stock options and stock appreciation rights granted in 2006 and 2005 was estimated using a lattice option pricing model with the following assumptions: contractual life of 10-years, dividend yield of 0% and expected volatility of 35%. The risk free interest rate assumptions range from 4.00% to 5.16%.

The fair value of nonvested shares is determined based on the closing price of the Company’s common stock on the grant date. The grant date fair value of the RSUs and PSGs was $22.55 to $27.66 and $33.10 in 2006 and 2005, respectively. The RSUs generally vest 100% three years from grant date except grants under the Non-Employee Directors’ Stock Incentive Plan immediately vest. The PSGs vest at the end of three years upon the achievement of certain performance conditions

A summary of our RSUs and PSGs activity for the six months ended June 30, 2006 was as follows:

	For the six months ended June 30, 2006		For the six months ended June 30, 2006
	RSUs	Weighted Average Grant Date Fair Value	PSGs	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	68	$33.10	152	$33.10
Granted	8	26.88	195	27.51
Vested	—	—	—	—
Forfeited	(11)	33.10	(19)	33.10

Nonvested at end of period	65	$32.42	328	$29.77

Historically, we have issued shares from our authorized but unissued shares to satisfy share option exercises. At June 30, 2006, there was approximately $20,153 of unrecognized compensation expense related to unvested share-based awards granted under our share-based payment plans, of which $12,705 relates to stock options and $7,448 relates to non-vested shares. That expense is expected to be recognized over a weighted-average period of 3.6 years.

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands, except per share data)

Three months ended June 30, 2006

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$214,434	$253,799	$4,139	$33,233	$22,866	$965	$529,436
Gross margin	44,520	52,373	1,237	3,035	57	(54)	101,168
Previously capitalized interest included in costs of sales	11,139	5,959	308	—	4	—	17,410

Three months ended June 30, 2005
	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$228,889	$259,523	$12,674	$49,688	$19,881	$100,000	$670,655
Gross margin	57,901	39,451	2,740	9,445	(2,114)	76,617	184,040
Previously capitalized interest included in costs of sales	8,382	7,733	1,080	—	—	4,942	22,137

Six months ended June 30, 2006
	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$433,829	$534,061	$11,053	$63,671	$51,452	$6,117	$1,100,183
Gross margin	99,028	115,524	3,430	5,812	1,901	3,451	229,146
Previously capitalized interest included in costs of sales	19,186	13,256	918	—	4	—	33,364

Six months ended June 30, 2005
	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$442,413	$440,287	$18,932	$87,608	$47,279	$100,000	$1,136,519
Gross margin	114,633	66,524	4,928	15,532	(2,323)	76,586	275,880
Previously capitalized interest included in costs of sales	13,083	10,495	1,562	—	22	4,942	30,104

See the condensed consolidated statements of income for a reconciliation of total gross margin to income before minority interests and income taxes for the three and six months ended June 30, 2006 and 2005.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands, except per share data)

4.	Real Estate Inventories

Real estate inventories are summarized as follows:

	June 30, 2006	December 31, 2005
Land and land improvements	$899,436	$788,124
Investments in amenities	106,170	92,414
Work in progress:
Towers	257,465	188,702
Homes	505,727	506,428
Completed inventories:
Towers	11,175	20,276
Homes	126,600	91,908

Real estate inventories owned	1,906,573	1,687,852
Real estate inventories not owned (See Note 7)	70,900	—

Total real estate inventories	$1,977,473	$1,687,852

Work in progress includes tower units and homes that are finished, sold and ready for delivery and unsold tower units and homes in various stages of construction. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Excluding model homes, we had 158 and 65 completed single- and multi-family homes at June 30, 2006 and December 31, 2005, respectively. We had 11 and 16 completed tower residences at June 30, 2006 and December 31, 2005, respectively.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, real estate inventories considered held for sale, including completed tower residences and homes, are carried at the lower of cost or fair value less cost to sell. Whenever events or circumstances indicate that the carrying value of real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development, may not be recoverable, the expected cash to be realized from sale and operation of these assets is compared to the related carrying amount. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. For the three and six months ended June 30, 2006, we recorded impairment losses of approximately $4,600 related to certain completed single and multi-family homes. No impairment losses were recorded in the same periods in 2005.

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands, except per share data)

The following table presents the activity in our warranty liability account:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Warranty liability at beginning of period	$19,405	$11,034	$18,578	$10,577
Company acquisition	—	—	—	745
Warranty costs accrued and incurred	2,262	5,548	5,603	7,283
Warranty costs paid	(1,892)	(2,999)	(4,406)	(5,022)

Warranty liability at end of period	$19,775	$13,583	$19,775	$13,583

6.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Total interest incurred	$30,321	$26,745	$55,750	$49,760
Debt issue cost amortization	826	976	1,670	1,926
Interest capitalized	(23,941)	(26,115)	(47,010)	(35,926)

Interest expense, net	$7,206	$1,606	$10,410	$15,760

Previously capitalized interest included in costs of sales	$17,410	$22,137	$33,364	$30,104

7.	Land and Lot Purchase Arrangements

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

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs, not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of June 30, 2006, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

Not all of our land and lot purchase arrangements are with VIEs. In those circumstances when we enter into a contractual arrangement to acquire lots under a lot option take-down arrangement with an entity that is

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands, except per share data)

determined not to be a VIE, we evaluate the terms of the arrangement under SFAS 49, Product Financing Arrangements. We will evaluate both quantitative and qualitative factors in evaluating each lot purchase arrangement as to whether we would be compelled to exercise the option and, if so we would record the option amount as “land not owned” with a corresponding liability, although we have no contractual obligation for specific performance. Generally, our exposure to loss under these arrangements is limited to the deposit and any other payments due to the landowner upon default of the option and all other pre-development costs, which is less than the amount that may be recorded on the balance sheet. As of June 30, 2006, we have recorded land with an aggregate option price of $70,900 in our real estate inventories and a corresponding land purchase obligation in other liabilities.

As of June 30, 2006, we had land and lot option contracts aggregating $551,294, net of deposits, to acquire approximately four-thousand acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $42,230 at June 30, 2006.

8.	Shareholders’ Equity

In October 2005, our Board of Directors authorized the repurchase of up to 5,000 shares of our common stock from time to time based on certain parameters. During the six months ended June 30, 2006, we repurchased 3,000 shares at an average price of $23.02.

In addition to our common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of convertible debt, stock options and grants. Options to purchase common stock, restricted stock units and performance stock grants totaling 2,022 and 677 shares were excluded from the computation of diluted weighted average shares outstanding for 2006 and 2005, respectively, due to their antidilutive effect. Approximately 4,534 and 4,085 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for 2006 and 2005, respectively.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	42,925	45,199	43,523	45,027
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	961	1,397	1,011	1,561
Contingent convertible senior subordinated notes	—	319	—	449

Diluted weighted average shares outstanding	43,886	46,915	44,534	47,037

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands, except per share data)

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

In June 2006, we entered into a new senior unsecured revolving credit agreement (the Credit Facility) which replaced the previous $875,000 revolving credit agreement. The Credit Facility provides for a $930,000 revolving loan, which may increase to $1,500,000 if certain conditions are met. The loan matures June 2010, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The Credit Facility allows an allocation of the unused balance for issuance of a maximum of $372,000 of stand-by letters of credit of which $39,771 is outstanding at June 30, 2006. The initial interest rate is the lender’s prime rate or the Eurodollar base rate plus a spread of 1.55%, payable in arrears. The interest rate can be reduced by up to 80 basis points or increased by up to 20 basis points from the initial interest rate corresponding to our leverage ratio and is adjusted quarterly. The agreement contains financial and operational covenants, that under certain circumstances, limit our ability to, among other items, incur additional debt, pay dividends or repurchase common stock, and make certain investments.

10.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase options. At June 30, 2006, we had approximately $40,441 in letters of credit outstanding which expire at various dates through 2007. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $161,058 at June 30, 2006, are typically outstanding over a period of approximately one to five years.

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands, except per share data)

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

In July 2006, the FASB issued Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for our first quarter ending March 31, 2007. The impact on our financial statements for that period has not yet been determined.

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands)

Condensed Consolidating Balance Sheets

	June 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$—	$—	$2,040	$—	$2,040
Restricted cash	16,828	16,572	5,747	—	39,147
Contracts receivable	967,594	263,095	68,970	—	1,299,659
Mortgage notes and accounts receivable	10,682	13,405	20,242	(193)	44,136
Real estate inventories	1,274,000	303,133	400,340	—	1,977,473
Property and equipment, net	100,344	118,835	69,141	—	288,320
Investment in subsidiaries	915,433	24,463	—	(939,896)	—
Other assets	492,303	488,368	50,158	(788,680)	242,149

Total assets	$3,777,184	$1,227,871	$616,638	$(1,728,769)	$3,892,924

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$969,593	$487,756	$356,593	$(788,873)	$1,025,069
Senior unsecured debt	633,306	—	—	—	633,306
Mortgages and notes payable	289,783	134	17,752	—	307,669
Subordinated notes	815,000	—	—	—	815,000

	2,707,682	487,890	374,345	(788,873)	2,781,044

Minority interests	—	—	42,378	—	42,378
Shareholders’ equity	1,069,502	739,981	199,915	(939,896)	1,069,502

Total liabilities and shareholders’ equity	$3,777,184	$1,227,871	$616,638	$(1,728,769)	$3,892,924

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands)

Condensed Consolidating Balance Sheets

(continued)

	December 31, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$17,389	$6,424	$28,771	$—	$52,584
Restricted cash	63,480	40,282	4,088	—	107,850
Contracts receivable	824,592	250,682	48,235	—	1,123,509
Mortgage notes and accounts receivable	9,810	45,251	4,530	(8,242)	51,349
Real estate inventories	1,043,840	281,941	362,071	—	1,687,852
Property and equipment, net	95,083	111,559	1,563	—	208,205
Investment in subsidiaries	861,370	—	—	(861,370)	—
Other assets	289,110	437,691	42,951	(519,695)	250,057

Total assets	$3,204,674	$1,173,830	$492,209	$(1,389,307)	$3,481,406

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$817,522	$455,593	$299,434	$(519,759)	$1,052,790
Senior unsecured debt	394,050	—	—	—	394,050
Mortgages and notes payable	179,007	19,641	12,744	(8,178)	203,214
Subordinated notes	755,473	—	—	—	755,473

	2,146,052	475,234	312,178	(527,937)	2,405,527

Minority interests	—	—	17,257	—	17,257
Shareholders’ equity	1,058,622	698,596	162,774	(861,370)	1,058,622

Total liabilities and shareholders’ equity	$3,204,674	$1,173,830	$492,209	$(1,389,307)	$3,481,406

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended June 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$313,018	$142,452	$74,087	$(121)	$529,436
Total cost of sales	252,628	116,854	58,907	(121)	428,268

Gross margin	60,390	25,598	15,180	—	101,168
Total other income and expenses, net	47,874	5,512	11,328	—	64,714

Income before minority interests, income taxes and equity in income of subsidiaries	12,516	20,086	3,852	—	36,454
Minority interests	—	—	(74)	—	(74)
Income tax expense	3,964	9,659	230	—	13,853
Equity in income of subsidiaries, net of tax	14,123	121	—	(14,244)	—

Net income	$22,675	$10,548	$3,696	$(14,244)	$22,675

	For the six months ended June 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$645,869	$318,583	$136,052	$(321)	$1,100,183
Total cost of sales	509,163	250,240	111,955	(321)	871,037

Gross margin	136,706	68,343	24,097	—	229,146
Total other income and expenses, net	91,720	16,763	16,644	—	125,127

Income before minority interests, income taxes and equity in income of subsidiaries	44,986	51,580	7,453	—	104,019
Minority interests	—	—	1,266	—	1,266
Income tax expense	17,114	21,791	932	—	39,837
Equity in income of subsidiaries, net of tax	35,044	1,124	—	(36,168)	—

Net income	$62,916	$30,913	$5,255	$(36,168)	$62,916

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands)

Condensed Consolidating Statements of Operations

(continued)

	For the three months ended June 30, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$283,987	$322,234	$64,434	$—	$670,655
Total cost of sales	238,686	193,260	54,669	—	486,615

Gross margin	45,301	128,974	9,765	—	184,040
Total other income and expenses, net	44,018	10,466	6,831	—	61,315

Income before minority interests, income taxes and equity in income of subsidiaries	1,283	118,508	2,934	—	122,725
Minority interests	—	—	653	—	653
Income tax expense	432	45,361	977	—	46,770
Equity in income of subsidiaries, net of tax	74,451	—	—	(74,451)	—

Net income	$75,302	$73,147	$1,304	$(74,451)	$75,302

	For the six months ended June 30, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$522,416	$512,161	$101,942	$—	$1,136,519
Total cost of sales	433,589	340,282	86,768	—	860,639

Gross margin	88,827	171,879	15,174	—	275,880
Total other income and expenses, net	94,673	19,393	12,766	—	126,832

(Loss) income before minority interests, income taxes and equity in income of subsidiaries	(5,846)	152,486	2,408	—	149,048
Minority interests	—	—	(126)	—	(126)
Income tax (benefit) expense	(2,706)	58,770	1,229	—	57,293
Equity in income of subsidiaries, net of tax	95,021	—	—	(95,021)	—

Net income	$91,881	$93,716	$1,305	$(95,021)	$91,881

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the six months ended June 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$62,916	$30,913	$5,255	$(36,168)	$62,916
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(416,171)	15,496	(31,900)	27,989	(404,586)

Net cash (used in) provided by operating activities	(353,255)	46,409	(26,645)	(8,179)	(341,670)

Net cash used in investing activities	(10,667)	(28,070)	(1,598)	—	(40,335)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	239,256	—	—	—	239,256
Net borrowings (repayments) on mortgages and notes payable	170,318	(19,507)	6,922	8,179	165,912
Other	(63,041)	(5,256)	(5,410)	—	(73,707)

Net cash provided by (used in) financing activities	346,533	(24,763)	1,512	8,179	331,461

Net decrease in cash and cash equivalents	(17,389)	(6,424)	(26,731)	—	(50,544)
Cash and cash equivalents at beginning of period	17,389	6,424	28,771	—	52,584

Cash and cash equivalents at end of period	$—	$—	$2,040	$—	$2,040

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

June 30, 2006

(In thousands)

Condensed Consolidating Statements of Cash Flows

(continued)

	For the six months ended June 30, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$91,881	$93,716	$1,305	$(95,021)	$91,881
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(261,777)	(109,579)	5,732	94,882	(270,742)

Net cash (used in) provided by operating activities	(169,896)	(15,863)	7,037	(139)	(178,861)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(142,714)	—	6,342	—	(136,372)
Other, net	(32,352)	14,589	(500)	—	(18,263)

Net cash (used in) provided by investing activities	(175,066)	14,589	5,842	—	(154,635)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	64,970	—	—	—	64,970
Net borrowings (repayments) on mortgages and notes payable	241,246	1,344	(1,631)	139	241,098
Other	2,079	(4,110)	(2,100)	—	(4,131)

Net cash provided by (used in) financing activities	308,295	(2,766)	(3,731)	139	301,937

Net (decrease) increase in cash and cash equivalents	(36,667)	(4,040)	9,148	—	(31,559)
Cash and cash equivalents at beginning of period	44,858	9,413	7,721	—	61,992

Cash and cash equivalents at end of period	$8,191	$5,373	$16,869	$—	$30,433

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005

Overview

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Total revenues	$529,436	$670,655	$1,100,183	$1,136,519
Total gross margin (a)	101,168	184,040	229,146	275,880
Net income	22,675	75,302	62,916	91,881

(a)	Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of income for the details of other components that are part of consolidated income before income taxes for each period.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding and real estate services. For the three and six months ended June 30, 2006, 89.2% and 89.0% of revenue and 97.0% and 95.1% of gross margin, respectively, were derived from our combined homebuilding operations.

For the three months ended, total revenues, gross margin and net income decreased 21.1% and 45.0% and 69.9%, respectively. For the six months ended, total revenues, gross margin and net income decreased 3.2%, 16.9% and 31.5%, respectively. Other than a positive increase in our traditional homebuilding gross margin, reduced demand experienced by each of our principal lines of business contributed to the decrease in revenues and gross margin for the three months ended. Our traditional homebuilding operations reported a 5.2% decrease in revenues and a 27.1% increase in gross margin during the three month period. The tower homebuilding division experienced a 6.3% and 23.1% decline in revenues and gross margin for the three months, respectively. Our real estate services revenues and gross margins declined 33.1% and 67.9% for the three months, respectively.

Revenues, gross margin and net income for the three months ended 2005 were positively impacted by the sale of approximately 500 acres of undeveloped land in Jupiter, Florida for $100.0 million. This transaction produced approximately $77.0 million of gross margin.

We have continued to experience a decline in combined traditional and tower homebuilding new unit orders. The slowdown appears to have begun in the fourth quarter of 2005 and has continued to impact us for the six months ended June 30, 2006. For the three and six months ended June 30, 2006, the aggregate value of combined traditional and tower homebuilding new orders declined 62.4% and 54.6% over the same period a year ago, to $238.4 million and $573.2 million, while the number of new unit orders declined 62.4% and 58.8% to 287 and 689, respectively. For the first six months of 2006, the average price of the combined homebuilding new orders increased 10.2% to $832,000, primarily as a result of a shift in mix of homes sold, as well as a disproportionate decline in the demand for active adult homes in the West Coast Florida region, which typically carry lower sales prices than our company average.

We believe the slowdown in new unit orders is attributable to a national softening in demand for new homes as well as an oversupply of homes available for sale, particularly in our Florida and Mid-Atlantic markets. We believe the decline in demand for our new homes is related to concerns of prospective home buyers regarding the direction of home prices and interest rates. In addition to the traditional homebuyer, it appears that speculators and investors have significantly reduced their participation in the new home market. Additionally, many of our markets have been impacted by an overall increase in the supply of homes available for sale, as speculators and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

investors attempt to sell the homes they previously purchased or cancel contracts for homes under construction. Also, some builders who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand driven market attempt to reduce their inventories by lowering prices and adding incentives. In addition, high cancellation rates reported by other builders, and the increased cancellation rates we have experienced, are adding to the supply of homes in the marketplace. In the three-month period ended June 30, 2006, our cancellation rate on traditional homes was approximately 30.7% of contracts signed, as compared to 15.3% in the same period last year.

With little visibility as to when market conditions are likely to improve, we have been taking steps to reduce costs to partially offset variances caused by the current unfavorable business environment. We are reducing overhead, improving efficiency, and looking for ways to reduce construction costs. In addition, we have significantly reduced our expected land purchases for the near future.

Homebuilding

Traditional homebuilding

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenues	$253,799	$259,523	$534,061	$440,287
Gross margin	$52,373	$39,451	$115,524	$66,524
Gross margin percentage	20.6%	15.2%	21.6%	15.1%
Homes closed (units)	372	524	864	905
Average selling price per home closed	$682	$495	$618	$487
Lot revenues	$4,139	$12,674	$11,053	$18,932
Net new orders for homes (units)	251	444	598	1,160
Contract values of new orders	$181,448	$305,018	$446,558	$751,541
Average selling price per new order	$723	$687	$747	$648

	As of June 30,
	2006	2005
Backlog (units)	1,431	2,503
Backlog contract values	$1,103,944	$1,472,851
Average sales price in backlog	$771	$588

Traditional homebuilding revenues, excluding lot revenues, decreased 2.2% for the three months ended primarily due to the 29.0% decline in home deliveries offset by the 37.8% increase the average selling price per home closed. Traditional homebuilding revenues increased 21.3% for the six months ended primarily due to the 26.9% increase the average selling price per home closed offset by the 4.5% decline in home deliveries. The increased average selling price per home closed in both periods resulted from closing a larger portion of homes in our higher priced communities. The increase in the average selling price per home closed in the second quarter was positively impacted by the $1.3 million average price achieved by our Mid-Atlantic U.S. market. The Florida and Northeast U.S. markets achieved an average selling price per home closed of $660,000 and $547,000, respectively.

We closed 304 units and 731 units during the three and six months in our Florida market compared to 441 and 761 in the same periods last year, respectively. In addition to the overall softening in the demand for new homes as well as an over supply of homes available for sale, the 137 unit decrease in Florida home deliveries during the three months ended was the result of two communities approaching close out that delivered homes in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the second quarter of 2005 but did not contribute any deliveries in 2006 or had reduced deliveries. The decrease in Florida home deliveries was also impacted by reduced backlog from existing communities. The Northeast U.S. and Mid-Atlantic U.S. markets closed a combined 68 units and 133 units for the three and six months, respectively, compared to 83 units and 144 units in the same periods last year, respectively.

Lot revenues decreased $8.5 million and $7.9 million for the three and six months, respectively. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary driver of the traditional homebuilding segment and therefore will fluctuate from time to time.

The increase in the gross margin percentage to 20.6% from 15.2% for the three months and 21.6% from 15.1% for the six months ended was primarily due to the increase in gross margin percentage achieved in the Florida market. After successfully implementing new construction cost saving initiatives in late 2005 and raising certain home pricing, the Florida market achieved an increase in gross margin percentage to 22.3% and 23.2% for the three and six months ended 2006, respectively, compared to 15.6% and 15.3% achieved during the same periods in 2005, respectively. In addition to the effects of amortization of the write-up of real estate inventories associated with the acquisitions of Spectrum Communities and Renaissance Housing Corporation to reflect fair value at the time of purchase, the gross margin percentages achieved in 2005 were reduced by higher raw material and labor costs where home deliveries were delayed as a result of the hurricanes in the third quarter of 2004, permitting delays in certain communities and an increase in community development costs at two East Coast Florida communities. Florida gross margin percentages for the three and six months ended June 30, 2006, were impacted by impairment losses of $4.6 million related to certain completed single and multi-family homes. No impairment losses were recorded in the same periods in 2005.

Contract values of new orders decreased 40.5% and 40.6% for the three and six months, respectively, primarily due to the decline in the number of new orders, partially offset by an increase in average selling price. For the three months ended, our Northeast U.S. market contributed an incremental 73 units, while our Florida and Mid-Atlantic U.S. markets had declines of 247 units and 19 units compared to the same period in 2005, respectively. In addition to the general decline experienced in most Florida markets, we experienced a greater decline in new orders from our Florida active adult communities than our primary and secondary home communities as the active adult buyers appear to be delaying their new home purchasing decisions.

The 25.0% decrease in backlog contract values reflects a 42.8% decrease in backlog units combined with a 31.1% increase in an average sales price of homes under contract to $771,000 in 2006 compared to $588,000 in 2005. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in the Florida and Mid-Atlantic U.S. markets and increased delivery of homes from backlog. The increase in average sales price of homes under contract can be attributed to a shift in product mix.

During the second quarter of 2006, we used incentives and discounts to sell units. As we move through the balance of 2006, we expect to increase the use of targeted incentives and discounts, particularly in our active adult and second home products. We employ a wide range of sales incentives to market our homes to prospective buyers. These incentives are an important aspect of our sales and marketing of homes, and we may rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of completed unsold homes. Without the use of these marketing incentives, our ability to sell homes could be adversely impacted. We expect the gross margin percentage for 2006 to range between 20% to 22%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tower homebuilding

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenues	$214,434	$228,889	$433,829	$442,413
Gross margin	$44,520	$57,901	$99,028	$114,633
Gross margin percentage	20.8%	25.3%	22.8%	25.9%
Net new orders (units)	36	320	91	511
Contract values of new orders	$56,990	$328,502	$126,645	$510,131
Average selling price per new order	$1,583	$1,027	$1,392	$998

	As of June 30,
	2006	2005
Cumulative contracts (units)	1,597	1,827
Cumulative contract values	$1,855,924	$2,020,973
Less: Cumulative revenues recognized	(1,305,172)	(1,098,737)

Backlog contract values	$550,752	$922,236

Average sales price in backlog	$1,162	$1,106
Towers under construction recognizing revenue during the six months ended June 30, 2006 and 2005, respectively	24	18

Tower revenues decreased 6.3% and 1.9% for the three and six months ended, respectively. The decrease for the three months ended was primarily due to a $5.1 million decrease from towers recognizing percentage-of-completion revenues and a $9.4 million decline in the sale of completed tower units. The decrease for the six months was primarily due to $12.2 million decrease in revenue from the sale of completed tower units offset by a $3.6 million increase from towers recognizing percentage-of-completion revenues. Twenty-four towers with a total sellout value of $2.4 billion were under construction and recognizing revenue during 2006 compared to 18 towers with a total sellout value of $2.0 billion in 2005. The decrease in revenue from the sale of completed tower units in both periods is primarily due to the reduction in the number of completed tower units in inventory available for sale. At the beginning of January 2005 and 2006, we had 84 and 16 completed tower units in inventory available for sale, respectively. As of June 30, 2006, we have 11 completed tower units available for sale.

The decrease in gross margin percentage for the three and six months ended June 30, 2006 was impacted by a $12.6 million cumulative reduction to gross margin as a result of tower construction costs increases related to design revisions to three towers, an increase in incentives and discounts for unsold units in towers under construction and completed, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The changes in estimates of tower construction costs are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be impacted by any additional changes in estimates.

The number of net new orders and contract values of new orders decreased 284 and 420 units and $271,512 and $383,486 for the three and six months, respectively. The decrease in net new orders and contract values of new orders for the three and six months was primarily due to the general decline in demand for new homes experienced in most Florida markets. In addition, only one new tower was converted from reservation to contract during the quarter, adding 11 new orders, compared to five towers converted to contract in the second quarter of 2005 which added 212 new orders. Similar to the traditional homebuilding division, our tower division experienced a significant decline in new orders as buyers appear to be delaying their purchasing decisions based

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

on the expectation that significant price reductions may be on the horizon. Additionally, the decline in new orders may be partly due to the increased supply of existing tower unit re-sales on the market in Florida.

The 40.3% decrease in backlog contract values was due to an 18.8% increase in cumulative revenues recognized and an 8.2% decrease in cumulative contract values. The increase in cumulative revenues recognized related to the progression of percentage-of-completion. The decrease in cumulative contract values was due to a $574.5 million increase in contract values in new and existing towers offset by a $739.5 million reduction in cumulative contracts associated with the nine towers that were completed and delivered to buyers during the 12 months ended June 30, 2006.

With traffic levels off in the Florida market, we have reduced the number of towers that we expect to introduce in 2006 to the market to a maximum of five from our second quarter expectations of 11 to 13. During the last two years, we achieved tower unit presales prior to construction of new towers ranging from 70% to 90% which is a level higher than our long term average. In the current environment, we expect to pre-sell 40% to 60% of the units in towers that we expect to start construction this year. Gross margin as a percent of revenue for the tower homebuilding division is expected to range from 23% to 25% for 2006 as we use incentives and discounts on a selective basis to motivate home purchasers.

Real estate services

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenues	$33,233	$49,688	$63,671	$87,608
Gross margin	3,035	9,445	5,812	15,532
Gross margin percentage	9.1%	19.0%	9.1%	17.7%

Real estate services revenues, including real estate brokerage, mortgage banking, and title operations for the three and six months decreased 33.1% and 27.3%, respectively, primarily due to a decrease in the volume of transactions and a decrease in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations.

Prudential Florida WCI Realty brokerage transaction volume decreased 29.8% to 2,598 closings from 3,703 in the second quarter of 2005 and decreased 28.2% to 4,637 from 6,458 for the six months ended June 30, 2005. The decrease in the number of transactions is primarily due to the decline in demand for homes in the Florida market. The decrease in gross margin percentage for the three and six months ended June 30, 2006 as compared to the same periods in 2005 was primarily due to higher overhead costs associated with the addition of Prudential Florida WCI Realty offices and additional agents combined with the impact of declining real estate brokerage revenues.

In June 2006, we formed WCI Mortgage LLC to replace the mortgage banking operations of Financial Resources Group, Inc. our wholly-owned financial services subsidiary which provided mortgage banking services to our homebuyers in the past. WCI Mortgage LLC will originate and fund mortgage loans for our new home and re-sales customers beginning in the third quarter of 2006. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. Upon the completion of the transaction in the third quarter of 2006, we will record a gain on the sale of the 50.1% ownership interest of approximately $2.6 million. We will maintain a 49.9% ownership interest in the joint venture with Wells Fargo providing management oversight of the joint venture’s operations. WCI Mortgage LLC will be accounted for as an unconsolidated joint venture in our financial statements beginning in the third quarter of 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Amenity membership and operations

	For three months ended June 30,		For six months ended June 30,
(Dollars in thousands)	2006	2005	2005	2005
Revenues	$20,822	$18,103	$47,361	$43,776
Gross margin	128	(2,047)	1,857	(2,277)
Gross margin percentage	0.6%	(11.3%)	3.9%	(5.2%)

Total amenity membership and operations revenues increased 15.0% and 8.2% for the three and six months, respectively, due primarily to the increase in membership dues and amenity service revenues offset by a decrease in equity and non-equity membership and marina slip revenues.

The 44.9% and 50.1% increase in membership dues and amenity service revenues for the three and six months ended June 30, 2006, respectively, was primarily due to the consolidation of two existing partnerships effective January 1, 2006. Tiburon Golf Ventures Limited Partnership and Pelican Landing Golf Resort Ventures Limited Partnership were consolidated into our financial statements, as a result of implementing Emerging Issues Task Force (EITF) released Issue No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (see Note 11). In addition, initial operations of new amenity facilities located throughout the Florida market and increasing annual membership dues contributed to the growth in operating revenues.

Equity membership revenues for the three and six months decreased $2.9 million and $10.2 million, respectively, primarily due to the continued reduced demand for luxury memberships and increased competition in the Florida market. The six months ended June 30, 2005, benefited from the initial conversion from the deposit method to the cost recovery method of accounting for membership initiation collections at two equity membership clubs located in the East Coast Florida region and the final sales of equity memberships at an existing club located in the West Coast Florida region.

Amenity gross margins for the three and six months increased $2.2 million and $4.1 million, respectively primarily due to the gross margin contributed by the newly consolidated joint ventures. Amenity gross margins continue to be adversely impacted by increased start-up deficits associated with new amenity operations.

Land sales

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Revenues	$965	$100,000	$6,117	$100,000
Gross margin	(54)	76,617	3,451	76,586
Gross margin percentage	(5.6%)	76.6%	56.4%	76.6%

For the six months ended June 30, 2006, we sold three commercial parcels located in our Florida market for $6.1 million in revenue with a gross margin of 56.4%. In May 2005, we closed on the sale of a 500 acre parcel in Jupiter, Florida for $100.0 million in revenue and approximately $77.0 million in gross margin resulting in an increase in land sales revenues and gross margin for the three and six months ended. Land sales are ancillary to our overall operations and are expected to continue in the future, but will significantly fluctuate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income and expense

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Equity in (earnings) losses from joint ventures	$(251)	$39	$(51)	$(1,096)
Other income	(701)	(1,031)	(2,156)	(3,954)
Hurricane recoveries, net of $0 and $1,201 in costs, respectively	—	(1,055)	—	(1,861)
Selling, general and administrative expense, including real estate taxes	52,108	56,341	103,881	108,891
Interest expense, net	7,206	1,606	10,410	15,760
Expenses related to early repayment of debt	—	1,519	455	1,519

Equity in (earnings) losses from joint ventures for the six months decreased primarily due to elimination of equity method accounting as a result of consolidating the two existing joint ventures noted above (see Note 11).

Other income for the three and six months ended June 30, 2006 includes approximately $701,000 and $2.2 million, respectively, of interest income on mortgages notes and customer deposits and other non—operating fee income and expenses. Other income for the six months ended June 30, 2005, benefited from the $1.8 million collection of the remaining cash proceeds received from the sale of our Class B limited partnership interest in Bighorn Development Limited Partnership.

For the six months ended June 30, 2005, we recorded an additional $3.1 million in insurance recoveries related to damages caused by Hurricane Ivan to our properties near Pensacola, Florida offset by additional costs of $1.2 million related to repairs associated with damages caused by hurricanes. The insurance carrier is in the process of reviewing claims documentation related to Hurricane Ivan and the final insurance recoveries cannot be determined until the claim review is completed.

Selling, general and administrative expenses, (SG&A) including real estate taxes, decreased 7.5% to $52.1 million and 4.6% to $103.9 million for the three and six months, respectively. General and administrative costs decreased approximately 15.6% and 11.8% for the respective periods primarily due to the $7.8 million and $5.9 million decrease in estimated incentive compensation for achievement of Company performance goals for the respective periods. Sales and marketing expenditures increased 7.5% and 4.4% during the three and six month period, respectively, primarily due to the increase in advertising costs associated with new and existing communities, offset by a decrease in sales office costs related reduced sales levels at certain close-out communities and completed towers. As a percentage of total revenues, SG&A, including real estate taxes for the three months ended increased to 9.8% in 2006 from 8.4% in 2005 and for the six months ended decreased to 9.4% from 9.6% for the same period in 2005.

Interest incurred increased 13.4% and 12.0% for the three and six months ended, respectively, primarily as a result of the increase in the weighted average debt balance for 2006 as compared to 2005. The increase in overall debt was primarily related to increased development activities, land acquisitions, homebuilding and tower construction and common stock repurchases over the last 12 months. Interest capitalized decreased 8.3% for the three months ended and increased 30.9% for the six months ended. The increase or decrease in interest capitalized is primarily related to the change in the mix of real estate inventories under development in each period.

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

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of June 30, 2006, we had $2.0 million of cash and cash equivalents and approximately $596.7 million available to draw under our senior unsecured credit facility.

We use cash flows from operations to build inventory additions, land acquisitions, land improvements and amenity facilities. Including land acquisitions, net additions to real estate inventories were approximately $230.5 million for the six months ended June 30, 2006. During the first six months of the year, we acquired approximately $53.6 million in additional land. In conjunction with the lower overall demand for homebuilding product we are currently experiencing, we are reviewing all projected future land development spending, speculative home and tower construction spending and contractual arrangements to acquire developed and undeveloped land parcels and lots. Although we continue to search for and negotiate to obtain control of additional land for future communities through land purchases, land purchase options or developed lot takedown option arrangements, we anticipate increases to our real estate inventories will be managed consistent with the trend in demand for housing.

For the six months ended, our cash flows from operations were impacted by a $176.2 million increase in contracts receivable reflecting the increase in percentage-of-completion revenue recognition in tower units under contract that are now being constructed. We delivered six towers during the six months, which provided cash inflows of $182.5 million. We expect to collect a significant portion of the remaining contracts receivable during the next three to six months as nine tower closings are planned to occur, allowing delivery of units to residents. If we do not collect these contract receivables due to various contingencies, including buyer defaults, we may receive less cash than we expect. Historically, approximately 1%-2% of non-cancelable contacts have resulted in default, but our historical cancellation rates may not be indicative of future cancellation rates. Future defaults may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

For the six months ended, approximately $27.8 million of cash was used in investing activities to develop golf courses and club facilities and $12.6 million was invested in initial cash contributions related to a land development joint venture formed in January 2006.

For the six months ended, financing activities provided net cash from borrowings on the senior unsecured credit facility (the Credit Facility), the revolving credit construction loan agreement (the Tower Facility), other project loans and the issuance of $65.0 million of junior subordinated notes. Proceeds from the junior subordinated notes were used to repay a portion of the outstanding balance of our senior unsecured credit facility. During the six months, we repurchased the remaining $5.4 million of outstanding 10-5/8% senior subordinated notes due 2011 and used $69.1 million in cash to repurchase three million shares of common stock.

We utilize the Tower Facility to fund the majority of our tower development activities. The loan agreement provides for a $390.0 million revolving tower construction loan, which may increase to $440.0 million if certain conditions are met. The loan matures December 2008, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. At June 30, 2006, approximately $277.9 million was outstanding on this facility.

We utilize a senior unsecured revolving credit facility to fund land acquisitions, land improvements, homebuilding and tower development and for general corporate purposes. In June 2006, we entered into a new

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Credit Facility agreement, which replaced the previous $875.0 million revolving credit agreement. The Credit Facility provides for a $930.0 million revolving loan, which may increase to $1.5 billion if certain conditions are met. The loan matures June 2010, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The Credit Facility allows an allocation of the unused balance for issuance of a maximum of $372.0 million of stand-by letters of credit of which $39.8 million is outstanding at June 30, 2006. Under the Credit Facility, we are required to maintain an adequate borrowing base. At June 30, 2006, the borrowing base calculation was in excess of the drawn commitment amounts. At June 30, 2006, approximately $333.3 million was outstanding on this facility.

Our wholly owned finance subsidiary, Financial Resources Group, Inc., utilizes a $23.0 million bank warehouse facility to fund mortgage loan originations. As of June 30, 2006, $16.1 million was available for borrowing under the warehouse facility. We expect to repay and terminate this facility during the third quarter as the newly formed mortgage joint venture begins its operations.

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

At June 30, 2006, we were in compliance with all of the covenants, limitations and restrictions in regards to our senior subordinated notes, term notes, senior unsecured credit facility, tower construction loans and warehouse credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At June 30, 2006, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which approximately $18.2 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee for the amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of June 30, 2006, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs. As of June 30, 2006, we had land and lot option contracts aggregating $551.3 million net of deposits, to acquire approximately four-thousand acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $42.2 million at June 30, 2006.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At June 30, 2006, we had approximately $40.4 million in letters of credit outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $161.1 million at June 30, 2006, are typically outstanding over a period of approximately one to five years.

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

Prior to January 1, 2006, we accounted for stock option awards granted in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, (SFAS 123). Share-based employee compensation expense related to stock options was not recognized in our consolidated statements of income prior to January 1, 2006, as all stock options granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

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

For stock option awards prior to 2005, expected volatility was based on an average of our homebuilding peer group. The risk-free rate for periods within the contractual life of the option is based on the yield curve of a zero-coupon U.S. Treasury bond on the date of option measurement with a maturity equal to the expected term of the option granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected term of stock option awards granted is derived primarily from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

We believe that there have been no other significant changes to our critical accounting policies during the six months ended June 30, 2006 as compared to those fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

These risks and uncertainties include the Company’s ability to compete in real estate markets where we conduct business; the availability and cost of land in desirable areas in our geographic markets and our ability to expand successfully into those areas; the Company’s ability to obtain necessary permits and approvals for the development of its lands; the availability of capital to the Company and our ability to effect growth strategies successfully; the Company’s ability to pay principal and interest on its current and future debts; the Company’s ability to maintain or increase historical revenues and profit margins; the Company’s ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; availability of labor and materials and material increases in labor and material costs; increases in interest rates and availability of mortgage financing; increases in construction and homeowner insurance and the availability of insurance; the level of consumer confidence; adverse legislation or regulations; unanticipated litigation or adverse legal proceedings; natural disasters; and changes in general economic, real estate and business conditions. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

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

The following table sets forth, as of June 30, 2006, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values.

	2006	2007	2008	2009	2010	Thereafter	Total	FMV at 6/30/06
Debt:
Fixed rate	$—	$9,196	$11,922	$134	$—	$815,000	$836,252	$741,777
Average interest rate	—	7.0%	7.0%	8.0%	—	7.2%	7.2%
Variable rate	$6,923	$—	$277,863	$1,631	$633,306	$—	$919,723	$919,723
Average interest rate	7.1%	—	7.1%	7.0%	7.3%	—	7.2%

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of equity securities by the issuer and affiliated purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 2006	-0-	N/A	N/A	4,000,000
May 2006	1,589,400	$21.80	1,589,400	2,410,600
June 2006	410,600	$21.75	410,600	2,000,000
Total	2,000,000	$21.79	2,000,000

(1)	The repurchase program was adopted by the WCI Board of Directors in October 2005, and publicly announced on October 31, 2005. The WCI Board of Directors authorized the purchase of 5,000,000 shares of WCI common stock.
(2)	WCI has no other equity repurchase program at the present time.

Item 4.	Submission of Matters to a Vote of Shareholders

At the 2006 Annual Meeting of Shareholders of the Company held May 17, 2006, the following matters were voted upon:

1.	The following individuals were re-elected to the Board of Directors to serve until the next annual meeting:

Nominee	For	Against	Authority Withheld
Don E Ackerman	40,940,520	0	608,070
Charles E Cobb, Jr.	40,875,957	0	672,633
John H. Dasburg	40,880,862	0	667,728
Hilliard F. Eure, III	40,656,110	0	892,480
F. Phillip Handy	40,849,477	0	699,113
Lawrence L. Landry	40,692,815	0	855,775
Thomas F. McWilliams	40,877,912	0	670,678
Kathleen M. Shanahan	36,598,232	0	4,950,358
Jerry L. Starkey	41,349,627	0	198,963
Stewart Turley	40,878,292	0	670,298

2.	Approval of the WCI Communities, Inc. Senior Management Incentive Compensation Plan:

For	Against	Authority Withheld
35,946,560	5,586,381	15,649

3.	Approval of the Amended and Restated WCI Communities, Inc. 1998 Non-Employee Director Stock Incentive Plan:

For	Against	Authority Withheld
33,181,800	1,950,984	6,415,806

Item 6.	Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (1)

10.1	Indenture, dated as of February 3, 2006, by and among WCI Communities, Inc. and JP Morgan Chase Bank, N.A. relating to the $65,000,000 in aggregate principal amount of 7.54% Junior Subordinated notes due 2036. (2)

10.2	Management Incentive Compensation Plan. (3)

10.3	Amended and Restated 1998 Non-Employee Director Stock Incentive Plan. (4)

10.4	Senior Management Incentive Compensation Plan. (4)

10.5	Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, among WCI Communities, Inc. and Bank of America, as administrative agent and lender. (5)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President, Chief Executive Officer and Director. (**)

31.2	Rule 13a-14(a) certification by James P. Dietz, Executive Vice President and Chief Financial Officer. (**)

32.1	Section 1350 certification by Jerry L. Starkey, President, Chief Executive Officer and Director, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*), (**)

32.2	Section 1350 certification by James P. Dietz, Executive Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*), (**)

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Filed herewith.
(1)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on May 24, 2005 (Commission File No. 1-31255)
(2)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-31255)
(3)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on April 20, 2006 (Commission File No. 1-31255)
(4)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on May 22, 2006 (Commission File No. 1-31255)
(5)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on June 13, 2006 (Commission File No. 1-31255)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: August 9, 2006	/s/ JAMES P. DIETZ
James P. Dietz
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)