Form 10-Q
period 2006-09-30
WCI COMMUNITIES INC
filed 2006-11-07
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, as of November 3, 2006, was 41,853,396.

WCI COMMU NITIES, INC.

Form 10-Q

For the Quarter Ended September 30, 2006

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Cash and cash equivalents	$21,454	$52,584
Restricted cash	35,332	107,850
Contracts receivable	1,443,103	1,123,509
Mortgage notes and accounts receivable	29,281	51,349
Real estate inventories	2,129,127	1,687,852
Property and equipment, net	281,979	208,205
Other assets	154,374	176,637
Goodwill	66,993	66,293
Other intangible assets	8,219	7,127

Total assets	$4,169,862	$3,481,406

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$477,707	$462,901
Customer deposits	415,976	468,341
Community development district obligations	113,693	121,548
Senior unsecured credit facility	571,556	94,050
Senior unsecured term note	300,000	300,000
Mortgages and notes payable	363,161	203,214
Senior subordinated notes	525,000	530,473
Junior subordinated notes	165,000	100,000
Contingent convertible senior subordinated notes	125,000	125,000

	3,057,093	2,405,527

Minority interests	40,438	17,257

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,523 and 46,055 shares issued, respectively	465	460
Additional paid-in capital	306,500	298,786
Retained earnings	873,044	799,468
Treasury stock, at cost, 4,693 and 1,693 shares, respectively	(108,047)	(38,987)
Accumulated other comprehensive gain (loss)	369	(1,105)

Total shareholders’ equity	1,072,331	1,058,622

Total liabilities and shareholders’ equity	$4,169,862	$3,481,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues

Homebuilding	$384,221	$565,225	$1,363,164	$1,466,857
Real estate services	23,412	40,905	87,083	128,513
Other	19,608	15,757	77,177	163,036

Total revenues	427,241	621,887	1,527,424	1,758,406

Cost of Sales

Homebuilding	305,256	441,102	1,066,219	1,156,649
Real estate services	23,298	34,257	81,157	106,333
Other	35,034	16,482	87,251	89,498

Total cost of sales	363,588	491,841	1,234,627	1,352,480

Gross margin	63,653	130,046	292,797	405,926

Other Income and Expenses

Equity in losses from joint ventures	865	1,923	814	827
Other income	(3,090)	(964)	(5,248)	(4,917)
Hurricane recoveries, net	(6,437)	(503)	(6,435)	(2,364)
Selling, general and administrative	41,131	42,921	137,460	143,257
Interest expense, net	8,693	9,255	19,103	25,016
Real estate taxes, net	3,701	3,313	11,251	11,868
Depreciation and amortization	6,122	4,110	18,710	11,683
Expenses related to early repayment of debt	—	2,776	455	4,295

Income before minority interests and income taxes	12,668	67,215	116,687	216,261
Minority interests	(1,525)	2,101	(259)	1,974

Income before income taxes	14,193	65,114	116,946	214,287
Income tax expense	3,534	25,404	43,370	82,697

Net income	$10,659	$39,710	$73,576	$131,590

Earnings per share:
Basic	$.26	$0.89	$1.71	$2.93
Diluted	$.25	$0.85	$1.68	$2.80
Weighted average number of shares:
Basic	41,730	44,841	42,919	44,965
Diluted	42,335	46,766	43,795	46,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2005	44,362	$460	$298,786	$799,468	$(1,105)	$(38,987)	$1,058,622
Exercise of stock options	455	5	4,873	—	—	—	4,878
Tax benefit from stock option exercises	—	—	1,513	—	—	—	1,513
Stock-based compensation	13	—	6,697	—	—	—	6,697
Purchase of treasury stock	(3,000)	—	—	—	—	(69,060)	(69,060)
Purchase of call options associated with stock repurchase program	—	—	(5,369)	—	—	—	(5,369)
Comprehensive income:
Net income	—	—	—	73,576	—	—	73,576
Change in fair value of derivative, net	—	—	—	—	1,474	—	1,474

Total comprehensive income							75,050

Balance at September 30, 2006	41,830	$465	$306,500	$873,044	$369	$(108,047)	$1,072,331

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2004	44,612	$453	$288,122	$613,318	$(8,082)	$893,811
Exercise of stock options	747	7	5,485	—	—	5,492
Tax benefit from stock option exercises	—	—	3,490	—	—	3,490
Stock-based compensation	—	—	868	—	—	868
Purchase of treasury stock	(1,000)	—	—	—	(30,905)	(30,905)
Net income	—	—	—	131,590	—	131,590

Balance at September 30, 2005	44,359	$460	$297,965	$744,908	$(38,987)	$1,004,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$73,576	$131,590
Adjustments to reconcile net income to net cash used in operating activities:
Tax benefit relating to stock options	1,513	3,490
Write-off of unamortized debt and premium issuance costs	—	505
Deferred income taxes	(7,043)	8,380
Depreciation and amortization	22,716	13,262
Gain on sale of interest in joint venture	(2,622)	—
Losses from investments in joint ventures	814	827
Minority interests	(259)	1,974
Stock-based compensation expense	6,697	868
Provision for impairment losses and land acquisition write-offs (notes 4 and 7)	13,293	—
Changes in assets and liabilities:
Restricted cash	72,518	20,356
Contracts receivable	(319,594)	(333,366)
Mortgage notes and accounts receivable	25,718	41,121
Real estate inventories	(383,158)	(145,409)
Distributions of earnings from joint ventures	—	147
Cash from consolidation of joint ventures (note 12)	1,186	—
Other assets	9,040	(6,521)
Accounts payable and other liabilities	(67,024)	7,284
Customer deposits	(52,365)	140,278

Net cash used in operating activities	(604,994)	(115,214)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(136,558)
Additions to property and equipment, net	(35,036)	(38,147)
Sale of interest in joint venture	3,625	—
(Capital contributions to) distributions of capital from investments in joint ventures, net	(13,677)	1,040

Net cash used in investing activities	(45,088)	(173,665)

Cash flows from financing activities:
Net borrowings on senior unsecured credit facility	477,506	82,970
Proceeds from borrowings on mortgages and notes payable	302,113	290,391
Repayment of mortgages and notes payable	(140,687)	(316,161)
Proceeds from issuance of senior subordinated notes	—	200,000
Redemption of senior subordinated notes	(5,430)	(48,385)
Proceeds from issuance of junior subordinated notes	65,000	100,000
Debt issue costs	(4,325)	(5,820)
Net advances (payments) on community development district obligations	151	(7,670)
Distributions to minority interests	(5,825)	(2,099)
Proceeds from exercise of stock options	4,878	5,492
Purchase of treasury stock	(69,060)	(30,905)
Purchase of call options associated with common stock repurchase program	(5,369)	—

Net cash provided by financing activities	618,952	267,813

Net decrease in cash and cash equivalents	(31,130)	(21,066)
Cash and cash equivalents at beginning of period	52,584	61,992

Cash and cash equivalents at end of period	$21,454	$40,926

Non-cash activity:
Land purchase obligations in connection with land under option	$70,900	$—
Notes payable in connection with land acquisitions	—	19,224
Issuance of note payable in connection with acquisition	—	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of WCI Communities, Inc. (the Company, WCI or we), our wholly owned subsidiaries and certain joint ventures which are not variable interest entities (VIEs) but we have the ability to exercise control (See Note 12). The equity method of accounting is applied in the accompanying condensed consolidated financial statements with respect to those investments in joint ventures which are not VIEs and we have less than a controlling interest, have substantive participating rights, or are not the primary beneficiary as defined in FIN 46-R, Consolidation of Variable Interest Entities. All material intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated financial statements and notes of the Company as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2005 audited financial statements contained in our Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Historically, the traditional homebuilding segment delivers 30% to 40% of its revenue and gross margin in the fourth quarter. The Company historically has experienced and expects to continue to experience variability in quarterly results. The consolidated statements of income for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Stock-Based Compensation

We have two stock incentive plans, the Employee’s 2004 Stock Incentive Plan for key employees and the Non-Employee Directors’ Stock Incentive Plan (Non-Employee Directors’ Plan). Each plan is administered by a committee of the Board of Directors (the Executive Compensation Committee). Under the Employee’s 2004 Stock Incentive Plan, the Executive Compensation Committee approves the number of shares for which options and other equity based awards are to be granted. The maximum number of shares authorized to be granted as of September 30, 2006 was approximately 6,566 common shares which is based on 15% of the issued and outstanding shares of our common stock as provided in the 2004 Stock Incentive Plan. As of September 30, 2006, approximately 975 shares are available for future grant. Options vest on various schedules from grant date over periods of up to five years and are exercisable within ten years of the grant date, at which time the options expire. Non-employee directors’ compensation paid in the form of vested restricted stock units (RSUs) and common stock may also be issued from the 2004 Stock Incentive Plan.

Under the Non-Employee Directors’ Plan, non-qualified stock options and stock appreciation rights (SARs) to purchase up to approximately 215 shares of our common stock may be granted to our non-employee directors. On May 17, 2006, our shareholders approved an amended and restated Non-Employee Directors’ Plan which increased the number of shares authorized for issuance to 565 and to permit issuance of other stock-based awards in addition to the stock options and SARs previously authorized. As of September 30, 2006, 361 shares are available for future grant. Beginning October 2005, all Non-Employee Director stock-based grants immediately vest.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

Prior to January 1, 2006, we accounted for stock-based awards granted under the plans in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123 Accounting for Stock-Based Compensation. Compensation expense related to stock options was not recognized in our condensed consolidated statement of income prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R, the charge to earnings before provision for income taxes and net income for the nine months ended September 30, 2006 was $3,098 and $2,485, respectively. The impact of adopting SFAS 123R on basic and diluted earnings per share for the nine months ended September 30, 2006 was $.06 and $.06 per share, respectively.

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

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005, if we had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under our share-based payment plans. For the purposes of providing this pro forma disclosure, we estimated the fair value of options using a lattice option pricing model in 2005 and the Black-Scholes option pricing model for grants prior to 2005.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net income:
As reported	$39,710	$131,590
Add: Stock-based compensation expense included in reported net income, net of tax	67	532
Less: Total stock-based compensation expense, net of tax	(1,086)	(3,258)

Pro forma	$38,691	$128,864

Earnings per share:
As reported
Basic	$.89	$2.93
Diluted	$.85	$2.80
Pro forma
Basic	$.86	$2.87
Diluted	$.83	$2.77

Compensation expense recognized related to our share-based awards during the three and nine months ended September 30, 2006 was approximately $709 and $4,839. During the three and nine months ended September 30, 2005, compensation expense recognized related to the Company’s share-based awards was $108 and $870, respectively, which was related to RSUs and Performance Stock Grants (PSGs). The total income tax benefit recognized in the condensed consolidated statement of income for share-based awards during the three and nine months ended September 30, 2006 was approximately $98 and $1,258. During the three and nine months ended September 30, 2005, the income tax benefit recognized in the condensed consolidated statement of income for share-based awards was approximately $41 and $338. The tax deductions related to stock options exercised during the nine months ended September 30, 2006 and 2005 totaled approximately $3,492 and $13,315, respectively.

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

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $11.52 and $14.25, respectively per share at date of grant. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 and 2005 was $64 and $1,216, and $6,656 and $18,399, respectively.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

A summary of the changes in stock options and SARs during for the nine months ended September 30, 2006 was as follows:

	For the nine months ended September 30, 2006
	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	3,246	$16.33
Granted	633	27.34
Exercised	(455)	10.72
Forfeited	(148)	25.69

Outstanding options at end of period	3,276	$18.82	6.6 years	$18,685

Vested and expected to vest in the future at September 30, 2006	3,202	$18.64	6.6 years	$18,590

Options exercisable at September 30, 2006	1,778	$12.36	5.1 years	$16,834

The fair value of stock options and stock appreciation rights granted in 2006 and 2005 was estimated using a lattice option pricing model with the following assumptions: contractual life of 10-years, dividend yield of 0% and expected volatility of 35%. The risk free interest rate assumptions range from 3.75% to 5.16%.

The fair value of nonvested shares is determined based on the closing price of the Company’s common stock on the grant date. The grant date fair value of the RSUs and PSGs was $15.12 to $27.66 and $33.97 in 2006 and 2005, respectively. The RSUs generally vest 100% three years from grant date except grants under the Non-Employee Directors’ Stock Incentive Plan immediately vest. The PSGs vest at the end of three years upon the achievement of certain performance conditions.

A summary of our RSUs and PSGs activity for the nine months ended September 30, 2006 was as follows:

	For the nine months ended September 30, 2006		For the nine months ended September 30, 2006
	RSUs	Weighted Average Grant Date Fair Value	PSGs	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	68	$33.97	152	$33.97
Granted	14	26.88	195	27.51
Forfeited	(18)	33.97	(21)	33.97

Nonvested at end of period	64	$32.42	326	$30.10

Historically, we have issued shares from our authorized but unissued shares to satisfy share option exercises. At September 30, 2006, there was approximately $14,083 of unrecognized compensation expense related to unvested share-based awards granted under our share-based payment plans, of which $11,302 relates to stock options and $2,781 relates to non-vested shares. That expense is expected to be recognized over a weighted-average period of 3.3 years.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

3.	Segment Information

We operate in three principal business segments: Tower Homebuilding, Traditional Homebuilding, which includes sales of lots, and Real Estate Services, which includes real estate brokerage and title operations. Land Sales, Amenity Membership and Operations and Other, have been disclosed for purposes of additional analysis. Asset information by business segment is not presented, since we do not prepare such information.

Three months ended September 30, 2006
	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Totals
		Homes	Lots
Revenues	$172,324	$203,477	$8,420	$23,412	$18,207	$1,401	$427,241
Gross margin	31,077	46,184	1,704	114	(16,704)	1,278	63,653
Previously capitalized interest included in costs of sales	10,745	5,483	846	—	—	25	17,099

Three months ended September 30, 2005
	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Totals
		Homes	Lots
Revenues	$254,023	$300,439	$10,763	$40,905	$14,858	$899	$621,887
Gross margin	62,672	58,214	3,237	6,648	(1,360)	635	130,046
Previously capitalized interest included in costs of sales	8,965	6,468	685	—	—	—	16,118

Nine months ended September 30, 2006
	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Totals
		Homes	Lots
Revenues	$606,153	$737,538	$19,473	$87,083	$69,660	$7,517	$1,527,424
Gross margin	130,105	161,708	5,132	5,926	(14,802)	4,728	292,797
Previously capitalized interest included in costs of sales	29,932	18,739	1,764	—	4	25	50,464

Nine months ended September 30, 2005
	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Totals
		Homes	Lots
Revenues	$696,436	$740,726	$29,695	$128,513	$62,137	$100,899	$1,758,406
Gross margin	177,305	124,738	8,165	22,180	(3,683)	77,221	405,926
Previously capitalized interest included in costs of sales	22,048	16,963	2,248	—	22	4,942	46,223

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc. to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and re-sale customers beginning in the third quarter of 2006. In the third quarter of 2006, we recorded a gain on the sale of the ownership interest of $2,622. Our investment in WCI Mortgage LLC will be accounted for using the equity method in our financial statements.

See the condensed consolidated statements of income for a reconciliation of total gross margin to income before minority interests and income taxes for the three and nine months ended September 30, 2006 and 2005.

4.	Real Estate Inventories

Real estate inventories are summarized as follows:

	September 30, 2006	December 31, 2005
Land and land improvements	$915,376	$788,124
Investments in amenities	109,527	92,414
Work in progress:
Towers	314,627	188,702
Homes	568,222	506,428
Completed inventories:
Towers	15,202	20,276
Homes	135,273	91,908

Real estate inventories owned	2,058,227	1,687,852
Real estate inventories not owned (See Note 7)	70,900	—

Total real estate inventories	$2,129,127	$1,687,852

Work in progress includes tower units and homes that are finished, sold and ready for delivery. Work in progress also includes unsold tower units and homes in various stages of construction and tower land in the initial stages of site planning and tower design. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Including model homes, we had 209 and 105 completed single- and multi-family homes at September 30, 2006 and December 31, 2005, respectively. We had 17 and 16 completed tower residences at September 30, 2006 and December 31, 2005, respectively.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, real estate inventories considered held for sale, including completed tower residences and homes, are carried at the lower of cost or fair value less cost to sell. Whenever events or circumstances indicate that the carrying value of real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development, may not be recoverable, the expected cash to be realized from sale and operation of these assets is compared to the related carrying amount. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. For the three and nine months ended September 30, 2006, we recorded impairment losses of approximately $2,260 and $6,850, respectively, related to certain completed single and multi-family homes and finished lot inventory. No impairment losses were recorded in the same periods in 2005.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, changes in estimates of tower revenue and development costs are accounted for on a cumulative basis in the period that the change occurs. Our estimates of tower revenue and development costs are revised on a quarterly basis until a tower building is completed and delivered to unit owners. For the three and nine months ended September 30, 2006, tower gross margin was reduced by approximately $11,100 and $26,200, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The reduction to net income and diluted earnings per share for the three and nine months ended September 30, 2006 was approximately $8,400 or $.20 per share and $17,700 or $.40 per share, respectively.

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

The following table presents the activity in our warranty liability account:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Warranty liability at beginning of period	$19,775	$13,583	$18,578	$10,577
Company acquisition	—	—	—	745
Warranty costs accrued and incurred	1,891	3,154	7,495	10,437
Warranty costs paid	(1,925)	(1,730)	(6,332)	(6,752)

Warranty liability at end of period	$19,741	$15,007	$19,741	$15,007

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

6.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Total interest incurred	$34,594	$26,644	$90,343	$76,403
Debt issue cost amortization	842	965	2,512	2,892
Interest capitalized	(26,743)	(18,354)	(73,752)	(54,279)

Interest expense, net	$8,693	$9,255	$19,103	$25,016

Previously capitalized interest included in costs of sales	$17,099	$16,118	$50,464	$46,223

7.	Land and Lot Purchase Arrangements

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

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs, not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of September 30, 2006, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

Not all of our land and lot purchase arrangements are with VIEs. In those circumstances when we enter into a contractual arrangement to acquire lots under a lot option take-down arrangement with an entity that is determined not to be a VIE, we evaluate the terms of the arrangement under SFAS 49, Product Financing Arrangements. We will evaluate both quantitative and qualitative factors in evaluating each lot purchase arrangement as to whether we would be compelled to exercise the option and, if so we would record the option amount as “land not owned” with a corresponding liability, although we have no contractual obligation for specific performance. Generally, our exposure to loss under these arrangements is limited to the deposit and any other payments due to the landowner upon default of the option and all other pre-development costs, which is less than the amount that may be recorded on the balance sheet. As of September 30, 2006, we have recorded land with an aggregate option price of $70,900 in our real estate inventories and a corresponding land purchase obligation in other liabilities.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

As of September 30, 2006, we had land and lot option contracts aggregating $461,350, net of deposits, to acquire approximately two-thousand acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $37,400 at September 30, 2006. For three months ended September 30, 2006, we recorded write-offs of approximately $14,000 in forfeited deposits and pre-development costs associated with the termination of three land and lot option contracts. The forfeited deposits and pre-development costs were recorded to other cost of sales.

8.	Income Taxes

The effective tax rates for the three months ended September 30, 2006 and 2005 were 24.9% and 39.0%, respectively. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 37.1% and 38.6%, respectively.

For the three and nine months ended September 30, 2006, the reduction in our effective tax rate was primarily due to a recurring manufacturing tax credit and recognition of approximately $3 million in tax benefit from tax positions asserted in prior year tax returns on which the statute of limitations has expired.

9.	Shareholders’ Equity

In October 2005, our Board of Directors authorized the repurchase of up to 5,000 shares of our common stock from time to time based on certain parameters. During the six months ended June 30, 2006, we repurchased 3,000 shares at an average price of $23.02. In September 2006, our Board of Directors approved the repurchase of an additional 3,000 shares.

In connection with our common stock repurchase program, in September 2006 we entered into an agreement which allows us to enter into a series of capped one-year call option transactions with respect to 5,000 shares of our common stock. We agreed to pay approximately $25,700 to an investment bank upon establishment of the capped call option contracts. For the three months ended September 30, 2006, we paid approximately $5,400 related to the repurchase program and the remainder associated with the 5,000 share program was paid in October 2006.

The strike prices for each call option transaction will be based upon the average purchase price paid by the investment bank to purchase our common stock to hedge such transaction. We expect that each call option will mature and be settled one year after such call option contract was established. We will have the option to elect to settle each transaction by physical settlement, modified physical settlement, cash settlement or net share settlement.

In addition to our common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of convertible debt, stock options and grants. Options to purchase common stock, restricted stock units and performance stock grants totaling 1,842 and 500 shares were excluded from the computation of diluted weighted average shares outstanding for the nine months ended September 30, 2006 and 2005, respectively, due to their antidilutive effect. Approximately 4,534 and 4,050 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for 2006 and 2005, respectively, since the terms for conversion would result in a non-dilutive effect.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	41,730	44,841	42,919	44,965
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	605	1,372	876	1,497
Contingent convertible senior subordinated notes	—	553	—	484

Diluted weighted average shares outstanding	42,335	46,766	43,795	46,946

10.	Debt

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

In March 2006, we repurchased the remaining $5,430 principal amount of our 10-5/8% senior subordinated notes. We recognized expenses related to this debt redemption of approximately $455 (including $7 of unamortized debt issue costs partially offset by $42 of unamortized premiums), of which $490 represented the purchase premium, consent payment and other extinguishment costs.

In June 2006, we entered into a new senior unsecured revolving credit agreement (the Credit Facility) which replaced the previous $875,000 revolving credit agreement. The Credit Facility provides for a $930,000 revolving loan, which may increase to $1,500,000 if additional commitments are obtained from qualified lenders. The loan matures June 2010, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The Credit Facility allows an allocation of the unused balance for issuance of a maximum of $372,000 of stand-by letters of credit of which $31,641 is outstanding at September 30, 2006. The initial interest rate is the lender’s prime rate or the Eurodollar base rate plus a spread of 1.55%, payable in arrears. The interest rate can be reduced by up to 80 basis points or increased by up to 20 basis points from the initial interest rate corresponding to our leverage ratio and is adjusted quarterly. At September 30, 2006, $50,050 and $521,506 of our outstanding balance on the Credit Facility was accruing interest at 8.25% and 6.72%, respectively. The agreement contains financial and operational covenants, that under certain circumstances, limit our ability to, among other items, incur additional debt, pay dividends or repurchase common stock, and make certain investments. The principal financial covenants of our Credit Facility include the following, as defined in the agreement: (1) Minimum Adjusted Tangible Net Worth may not be less than $932.0 million plus 50% of net income earned after March 31, 2006 plus 50% of the aggregate proceeds of equity offerings after the closing date, (2) Total Debt to Adjusted Tangible Net Worth cannot exceed 2.25 to 1.0, (3) EBITDA to Fixed Charges cannot be less than 2.0 to 1 and (4) the number of Unsold Units financed under this Agreement may not exceed thirty five percent (35%) of the aggregate number of closed sales of Units for the immediately preceding four (4) fiscal quarters.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

In September 2006, we repaid the outstanding balance on our $23 million bank warehouse facility. This facility was terminated during the third quarter as the newly formed mortgage joint venture began its operations.

11.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase options. At September 30, 2006, we had approximately $32,311 in letters of credit outstanding which expire at various dates through 2009. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $165,396 at September 30, 2006, are typically outstanding over a period of approximately one to five years.

Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. At September 30, 2006 and December 31, 2005, respectively, our contracts receivable balance of $1,443,103 and $1,123,509 is net of an allowance of $7,000 and $5,658 for estimated losses due to potential customer defaults. For the three and nine months ended September 30, 2006, a total of 13 and 19 customers, respectively, defaulted on their contractual obligation to close the purchase of individual tower units. Our contracts receivable balance at September 30, 2006 includes approximately $12,900 related to 8 tower buyers that have not closed on the unit although the tower buildings have been completed. We have granted these tower buyers extensions to close and expect closing to occur in the fourth quarter of 2006. If these 8 customers do not close or if we experience additional customer defaults, our actual contract defaults may differ from our current estimates.

12.	New Accounting Pronouncements

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

Cash	$1,186
Club facilities, property and equipment, net	68,456
Other	2,488

Total assets	$72,130

Accounts payable and other liabilities	$17,129
Minority interests	29,265

Total liabilities	46,394

WCI equity investment	$25,736

In July 2006, the FASB issued Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for our first quarter ending March 31, 2007. The impact on our financial statements for that period has not yet been determined.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement requires prospective application except for certain financial instruments which will require a limited form of retrospective application. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 7, 2007, and interim periods within those fiscal years. The impact on our financial statements for that period has not yet been determined.

On September 26, 2006, the EITF issued a draft abstract for Issue No. 06-8, Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums (Issue 06-8). The EITF reached a tentative consensus that in assessing the collectibility of the sales price to recognize profit under the percentage-of-completion method pursuant to SFAS 66, an entity should evaluate the adequacy of the buyer’s initial and continuing investment to conclude that the sales price is collectible. If this EITF consensus opinion is ratified and becomes effective, the continuing investment criterion in paragraph 12 of SFAS 66 would be met by requiring the buyer to either (a) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (b) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized upon consummation of the sale. Comments on Issue 06-8 will be considered by the EITF at their November 15-16, 2006 meeting and it is expected their consensus abstract will be referred to the FASB for ratification at their meeting on November 29, 2006. If ratified, Issue 06-8 will be effective for the first reporting period in fiscal years beginning after March 15, 2007 and early adoption is permitted. Accounting for sales of condominiums not consistent with Issue 06-8 would require a cumulative-effect adjustment to retained earnings in the period of adoption. Although we have not yet assessed the impact on our financial position, results of operations and cash flows if Issue 06-8 is ratified, we believe that we would be required, in most cases, to collect additional deposits from the buyer in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of Issue 06-8, we would be required to recognize revenue using the deposit method, which would delay revenue recognition until consumption of the sale.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands, except per share data)

13.	Supplemental Guarantor Information

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands)

Condensed Consolidating Balance Sheets

	September 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets

Cash and cash equivalents	$16,087	$237	$5,130	$—	$21,454
Restricted cash	14,090	15,604	5,638	—	35,332
Contracts receivable	1,076,350	284,683	82,070	—	1,443,103
Mortgage notes and accounts receivable	11,206	12,533	5,542	—	29,281
Real estate inventories	1,388,021	314,852	426,254	—	2,129,127
Property and equipment, net	94,989	118,590	68,400	—	281,979
Investment in subsidiaries	922,997	24,463	—	(947,460)	—
Other assets	534,759	476,161	50,130	(831,464)	229,586

Total assets	$4,058,499	$1,247,123	$643,164	$(1,778,924)	$4,169,862

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$947,463	$501,884	$389,493	$(831,464)	$1,007,376
Senior unsecured debt	871,556	—	—	—	871,556
Mortgages and notes payable	352,149	—	11,012	—	363,161
Subordinated notes	815,000	—	—	—	815,000

	2,986,168	501,884	400,505	(831,464)	3,057,093

Minority interests	—	—	40,438	—	40,438

Shareholders’ equity	1,072,331	745,239	202,221	(947,460)	1,072,331

Total liabilities and shareholders’ equity	$4,058,499	$1,247,123	$643,164	$(1,778,924)	$4,169,862

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended September 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$257,719	$101,588	$67,994	$(60)	$427,241
Total cost of sales	221,824	86,445	55,379	(60)	363,588

Gross margin	35,895	15,143	12,615	—	63,653
Total other income and expenses, net	34,818	6,725	9,442	—	50,985

Income before minority interests, income taxes and equity in income of subsidiaries	1,077	8,418	3,173	—	12,668
Minority interests	—	—	(1,525)	—	(1,525)
Income tax (benefit) expense	(2,019)	3,161	2,392	—	3,534
Equity in income (loss) of subsidiaries, net of tax	7,563	(683)	—	(6,880)	—

Net income	$10,659	$4,574	$2,306	$(6,880)	$10,659

	For the nine months ended September 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$903,588	$420,171	$204,046	$(381)	$1,527,424
Total cost of sales	730,989	336,685	167,334	(381)	1,234,627

Gross margin	172,599	83,486	36,712	—	292,797
Total other income and expenses, net	126,536	23,488	26,086	—	176,110

Income before minority interests, income taxes and equity in income of subsidiaries	46,063	59,998	10,626	—	116,687
Minority interests	—	—	(259)	—	(259)
Income tax expense	15,094	24,952	3,324	—	43,370
Equity in income of subsidiaries, net of tax	42,607	441	—	(43,048)	—

Net income	$73,576	$35,487	$7,561	$(43,048)	$73,576

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands)

Condensed Consolidating Statements of Operations

(continued)

	For the three months ended September 30, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$307,620	$223,996	$90,271	$—	$621,887
Total cost of sales	272,451	146,908	72,482	—	491,841

Gross margin	35,169	77,088	17,789	—	130,046
Total other income and expenses, net	26,263	28,373	8,195	—	62,831

Income before minority interests, income taxes and equity in income of subsidiaries	8,906	48,715	9,594	—	67,215
Minority interests	—	—	2,101	—	2,101
Income tax expense	3,790	18,252	3,362	—	25,404
Equity in income of subsidiaries, net of tax	34,594	—	—	(34,594)	—

Net income	$39,710	$30,463	$4,131	$(34,594)	$39,710

	For the nine months ended September 30, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$830,036	$736,157	$192,213	$—	$1,758,406
Total cost of sales	706,040	487,190	159,250	—	1,352,480

Gross margin	123,996	248,967	32,963	—	405,926
Total other income and expenses, net	120,936	47,768	20,961	—	189,665

Income before minority interests, income taxes and equity in income of subsidiaries	3,060	201,199	12,002	—	216,261
Minority interests	—	—	1,974	—	1,974
Income tax expense	1,084	77,022	4,591	—	82,697
Equity in income of subsidiaries, net of tax	129,614	—	—	(129,614)	—

Net income	$131,590	$124,177	$5,437	$(129,614)	$131,590

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the nine months ended September 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$73,576	$35,487	$7,561	$(43,048)	$73,576
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(702,548)	15,360	(26,250)	34,868	(678,570)

Net cash (used in) provided by operating activities	(628,972)	50,847	(18,689)	(8,180)	(604,994)

Net cash (used in) provided by investing activities	(15,525)	(30,436)	873	—	(45,088)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	477,506	—	—	—	477,506
Net borrowings (repayments) on mortgages and notes payable	232,457	(19,641)	—	8,180	220,996
Other	(66,768)	(6,957)	(5,825)	—	(79,550)

Net cash provided by (used in) financing activities	643,195	(26,598)	(5,825)	8,180	618,952

Net decrease in cash and cash equivalents	(1,302)	(6,187)	(23,641)	—	(31,130)

Cash and cash equivalents at beginning of period	17,389	6,424	28,771	—	52,584

Cash and cash equivalents at end of period	$16,087	$237	$5,130	$—	$21,454

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006

(In thousands)

Condensed Consolidating Statements of Cash Flows

(continued)

	For the nine months ended September 30, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$131,590	$124,177	$5,437	$(129,614)	$131,590
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(273,379)	(118,255)	12,355	132,475	(246,804)

Net cash (used in) provided by operating activities	(141,789)	5,922	17,792	2,861	(115,214)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(142,714)	—	6,156	—	(136,558)
Other, net	(47,522)	11,217	(802)	—	(37,107)

Net cash (used in) provided by investing activities	(190,236)	11,217	5,354	—	(173,665)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	82,970	—	—	—	82,970
Net borrowings (repayments) on mortgages and notes payable	246,535	(14,041)	(3,788)	(2,861)	225,845
Other	(32,384)	(6,519)	(2,099)	—	(41,002)

Net cash provided by (used in) financing activities	297,121	(20,560)	(5,887)	(2,861)	267,813

Net (decrease) increase in cash and cash equivalents	(34,904)	(3,421)	17,259	—	(21,066)

Cash and cash equivalents at beginning of period	44,858	9,413	7,721	—	61,992

Cash and cash equivalents at end of period	$9,954	$5,992	$24,980	$—	$40,926

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005

Overview

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Total revenues	$427,241	$621,887	$1,527,424	$1,758,406
Total gross margin (a)	63,653	$130,046	292,797	$405,926
Net income	10,659	$39,710	73,576	$131,590

(a)	Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of income for the details of other components that are part of consolidated income before income taxes for each period.

Reduced demand for our products and services experienced by each of our principal lines of business contributed to decreases in revenues and gross margin for the three and nine months ended. For the three months ended, total revenues, gross margin and net income decreased 31.3%, 51.1% and 73.2%, respectively. For the nine months ended, total revenues, gross margin and net income decreased 13.1%, 27.9% and 44.1%, respectively. Our traditional homebuilding operations reported a 31.9% decrease in revenues and a 22.1% decrease in gross margin for the three months. Our tower homebuilding operations reported a 32.2% decline in revenues and a 50.4% decline in gross margin for the three months. Our real estate services revenues and gross margins declined 42.8% and 98.3% for the three months, respectively.

For three months ended, we recorded write-offs of approximately $14.0 million in forfeited deposits and pre-development costs associated with the termination of three land and lot option contracts. The forfeited deposits and pre-development costs were recorded to other cost of sales. To the extent that we terminate other land and lot option contracts, we would incur additional write-offs. Pre-tax income for the three and nine months ended was favorably impacted by $8.5 million in insurance recoveries and gain on the sale of a portion of our investment in our mortgage banking joint venture.

The effective tax rates for the three months ended September 30, 2006 and 2005 were 24.9% and 39.0%, respectively. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 37.1% and 38.6%, respectively. For the three and nine months ended September 30, 2006, the reduction in our effective tax rate was primarily due to a recurring manufacturing tax credit and recognition of approximately $3 million in tax benefits from tax positions asserted in prior year tax returns on which the statute of limitations has expired.

Revenues, gross margin and net income for the nine months ended 2005 were positively impacted by the sale of approximately 500 acres of undeveloped land in Jupiter, Florida for $100.0 million. This transaction produced approximately $77.0 million of gross margin.

We have continued to experience a decline in traditional and tower homebuilding new unit orders. The slowdown appears to have begun in the fourth quarter of 2005 and has continued to impact us for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2006, the aggregate value of combined traditional and tower homebuilding new orders declined 82.0% and 64.1% compared to the same period a year ago, to $120.0 million and $693.2 million, while the number of new unit orders declined 81.5% and 65.8% to 140 and 829, respectively. For the first nine months of 2006, the average price of the combined homebuilding new orders increased 5.2% to $836,000, primarily as a result of a shift in mix of homes sold, including disproportionately larger declines in the demand for active adult homes in the West Coast Florida region, which typically carry lower sales prices than our company average.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We believe the slowdown in new unit orders is attributable to a national softening in demand for new homes as well as an oversupply of homes available for sale, particularly in our Florida and Mid-Atlantic markets. We believe the decline in demand for our new homes is related to concerns of prospective home buyers regarding the direction of home prices, interest rates and their inability to sell their current homes. In addition to the traditional homebuyer, it appears that speculators and investors have significantly reduced their participation in the new home market. Additionally, many of our markets have been impacted by an overall increase in the supply of homes available for sale, as speculators and investors attempt to sell the homes they previously purchased or cancel contracts for homes under construction. In addition, high cancellation rates reported by other builders, and the increased cancellation rates we have experienced, are adding to the supply of homes in the marketplace.

With little visibility as to when market conditions are likely to improve, we have been taking steps to reduce costs to partially offset variances caused by the current unfavorable business environment. We are reducing overhead, improving efficiency, and looking for ways to reduce construction costs. In addition, we have reduced our expected land purchases and development activities for the near future.

Homebuilding

Traditional homebuilding

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Home revenues	$203,477	$300,439	$737,538	$740,726
Home gross margin	$46,184	$58,214	$161,708	$124,738
Home gross margin percentage	22.7%	19.4%	21.9%	16.8%
Homes closed (units)	279	582	1,143	1,487
Average selling price per home closed	$729	$516	$645	$498
Lot revenues	$8,420	$10,763	$19,473	$29,695
Net new orders for homes (units)	144	423	742	1,583
Contract values of new orders	$118,768	$279,374	$565,326	$1,030,915
Average selling price per new order	$825	$660	$762	$651

	As of September 30,
	2006	2005
Backlog (units)	1,296	2,344
Backlog contract values	$1,022,829	$1,451,746
Average sales price in backlog	$789	$619

Traditional home revenues decreased 32.3% for the three months ended due to the 52.1% decline in home deliveries partially offset by the 41.3% increase the average selling price per home closed. Traditional home revenues decreased 0.4% for the nine months ended due to the 23.1% decline in home deliveries partially offset by the 29.5% increase in the average selling price per home closed. The increased average selling price per home closed in both periods resulted from closing a larger portion of homes in our higher priced communities. The increase in the average selling price per home closed in the third quarter was positively impacted by the $1.1 million average price achieved by our Mid-Atlantic U.S. market. The Florida and Northeast U.S. markets achieved an average selling price per home closed of $692,000 and $500,000, respectively.

We closed 219 units and 950 units during the three and nine months in our Florida market compared to 460 and 1,221 in the same periods last year, respectively. In addition to the overall softening in the demand for new homes as well as an over supply of homes available for sale, the decrease in Florida home deliveries was also impacted by reduced backlog from existing communities. The Northeast U.S. and Mid-Atlantic U.S. markets closed a combined 60 units and 193 units for the three and nine months, respectively, compared to 122 units and 266 units in the same periods last year, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lot revenues decreased $2.3 million and $10.2 million for the three and nine months, respectively. Lot gross margin percentages for the three and nine months ended September 30, 2006, were 20.2% and 26.4% compared to 30.1% and 27.5% for the same periods in 2005. Lot gross margin percentages for the three and nine months ended 2006 were negatively impacted by impairment losses of $1.5 million recorded to finished lot inventory. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary driver of the traditional homebuilding segment and therefore will fluctuate from time to time.

The increase in the home gross margin percentage to 22.7% from 19.4% for the three months and to 21.9% from 16.8% for the nine months ended was primarily due to the increase in home gross margin percentage achieved in the Florida market. After successfully implementing new construction cost saving initiatives in late 2005 and raising home pricing in the first three quarters of 2005, the Florida market achieved an increase in home gross margin percentage to 24.4% and 23.5% for the three and nine months ended 2006, respectively, compared to 21.0% and 17.5% achieved during the same periods in 2005, respectively. In addition to the effects of amortization of the write-up of real estate inventories associated with the acquisitions of Spectrum Communities and Renaissance Housing Corporation to reflect fair value at the time of purchase, Florida home gross margin percentages achieved in 2005 were reduced by higher raw material and labor costs where home deliveries were delayed as a result of the hurricanes in the third quarter of 2004, permitting delays in certain communities and an increase in community development costs at two East Coast Florida communities. Home gross margin percentages for the three and nine months ended September 30, 2006, were also negatively impacted by impairment losses of $726,000 and $5.3 million, respectively, related to certain completed single and multi-family homes and increased discounts and incentives, offset by $5.5 million of increases to gross margin from land development and home construction budget reductions related to closed out sub-divisions and homes sold and closed in late 2005. No impairment losses were recorded in the same periods in 2005. As a result of increased customer defaults, retained customer deposits added $2.2 million and $3.4 million to gross margin for the three and nine months ended September 30, 2006, respectively, compared to $0 and $400,000 for the same periods in 2005. Utilization of discounts and incentives reduced home gross margin by 640 and 370 basis points for the three and nine months ended September 30, 2006, respectively, compared to 170 and 260 basis points for the same periods in 2005.

Contract values of new orders decreased 57.5% and 45.2% for the three and nine months, respectively, primarily due to the decline in the number of new orders, partially offset by an increase in average selling price. For the three months ended, our Florida, Northeast and Mid-Atlantic U.S. markets had declines of 270 units, 2 units and 7 units compared to the same period in 2005, respectively.

The 29.5% decrease in backlog contract values reflects a 44.7% decrease in backlog units combined with a 27.5% increase in an average sales price of homes under contract to $789,000 in 2006 compared to $619,000 in 2005. The increase in average sales price of homes under contract can be attributed to a shift in product mix. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in all our markets, increased delivery of homes from backlog and an increase in our cancellation rate. For the three and nine months ended September 30, 2006, our cancellation rate on traditional homes was approximately 34% and 26%, respectively of contracts signed, as compared to 6% and 12% in the same periods last year. Based on recent cancellation experience, we do not expect to completely deliver the 1,296 units in backlog at September 30, 2006.

During the third quarter of 2006, we used significant incentives and discounts to sell units. As we move through the balance of 2006, we expect to increase the use of incentives and discounts, particularly in our active adult and second home products. We employ a wide range of sales incentives to market our homes to prospective buyers, particularly in the current business environment. These incentives are an important aspect of our sales and marketing of homes, and we rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of unsold homes. Without the use of these marketing incentives, our ability to sell homes would be adversely impacted. We expect the traditional homebuilding gross margin percentage for the fourth quarter of 2006 to range between 19% to 20%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tower homebuilding

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues	$172,324	$254,023	$606,153	$696,436
Gross margin	$31,077	$62,672	$130,105	$177,305
Gross margin percentage	18.0%	24.7%	21.5%	25.5%
Net new orders (units)	(4)	333	87	844
Contract values of net new orders	$1,278	$387,625	$127,923	$897,756

	As of September 30,
	2006	2005
Cumulative contracts (units)	1,558	1,915
Cumulative contract values	$1,834,572	$2,153,769
Less: Cumulative revenues recognized	(1,450,309)	(1,097,385)

Backlog contract values	$384,263	$1,056,384

Average sales price in backlog	$1,178	$1,125
Towers under construction recognizing revenue during the nine months ended September 30, 2006 and 2005, respectively	24	22

Tower revenues decreased 32.2% and 13.0% for the three and nine months ended, respectively. The decrease for the three months ended was primarily due to a $64.9 million decrease from towers recognizing percentage-of-completion revenues and a $17.9 million decline in the sale of completed tower units. The decrease for the nine months was primarily due to $61.3 million decrease from towers recognizing percentage-of-completion revenues and a $30.1 million decline in the sale of completed tower units. The decline in tower unit sales in buildings under construction and less progression of percentage-of-completion contributed to the decline in percentage-of-completion revenues in both periods. Eighteen towers with a total sellout value of $2.1 billion were under construction and recognizing revenue for the three months ended September 30, 2006 compared to 20 towers with a total sellout value of $2.2 billion in 2005. Twenty-four towers with a total sellout value of $2.4 billion were under construction and recognizing revenue for the nine months ended September 30, 2006 compared to 22 towers with a total sellout value of $3.8 billion in 2005. The decrease in revenue from the sale of completed tower units in both periods is primarily due to the reduction in the number of completed tower units in inventory available for sale. At the beginning of January 2005 and 2006, we had 84 and 16 completed tower units in inventory available for sale, respectively. As of September 30, 2006, we have 17 completed tower units available for sale.

For the three and nine months ended September 30, 2006, tower gross margin was reduced by approximately $11.1 million and $26.2 million, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. Tower gross margin for the three and nine months ended was impacted by a $2.2 million increase to the contract receivable default reserve. We did not record any increase to the contract receivable default reserve in 2005. The changes in estimates of tower construction costs are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be impacted by any additional changes in estimates.

For the three months ended September 30, 2006, we recorded 9 new orders with a contract value of $9.9 million offset by the default of 13 contracts with a contract value of $8.6 million. For the nine months ended September 30, 2006,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

we recorded 106 new orders with a contract value of $141.3 million offset by the default of 19 contracts with a contract value of $13.4 million. The number of net new orders and contract values of new orders decreased 337 and 757 units and $386.3 million and $769.8 million for the three and nine months, respectively. The decrease in net new orders and contract values of new orders for the three and nine months was primarily due to the general decline in demand for new homes experienced in most Florida markets. In addition, no new towers were converted from reservation to contract during the quarter, compared to 2 towers converted to contract in the third quarter of 2005 which added 72 new orders. The third quarter of 2005 also benefited from 4 towers which began contract conversion in the second quarter of 2005 and added 185 new orders in the three months ended September 30, 2005. Similar to the traditional homebuilding division, our tower division experienced a significant decline in new orders. The decline in new orders may be partly due to the increased supply of existing tower units for sale on the market in Florida, as well as prospective buyers delaying their purchasing decisions.

The 63.6% decrease in backlog contract values was due to an 32.2% increase in cumulative revenues recognized and an 14.8% decrease in cumulative contract values. The increase in cumulative revenues recognized is related to the progression of percentage-of-completion. The decrease in cumulative contract values was due to a $562.0 million reduction in cumulative contracts associated with 9 towers that were completed and delivered to buyers during the 12 months ended September 30, 2006 offset by a $242.8 million increase in contract values in new and existing towers.

During the last two years, we achieved tower unit presales prior to construction of new towers ranging from 70% to 90% which is a level higher than our long term average. In the current environment, we generally expect to pre-sell 40% to 60% of the units in towers before we start construction. We expect the tower gross margin percentage for the fourth quarter of 2006 to range between 24% to 25%.

Real estate services

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues	$23,412	$40,905	$87,083	$128,513
Gross margin	114	$6,648	5,926	$22,180
Gross margin percentage	0.5%	16.3%	6.8%	17.3%

Real estate services revenues, including real estate brokerage, mortgage banking, and title operations for the three and nine months decreased 42.8% and 32.2%, respectively, primarily due to a decrease in the volume of transactions and a decrease in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations and the sale of our mortgage banking operations.

Prudential Florida WCI Realty brokerage transaction volume decreased 41.3% to 1,672 closings from 2,848 in the third quarter of 2005 and decreased 32.2% to 6,309 from 9,306 for the nine months ended September 30, 2005. The decrease in the number of transactions is primarily due to the decline in demand for homes in the Florida market. In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc. (FRG), to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and re-sales customers beginning in the third quarter of 2006. WCI Mortgage LLC will be accounted for as an unconsolidated joint venture in our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The decrease in gross margin percentage for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily due to higher overhead costs associated with the addition of Prudential Florida WCI Realty offices and additional agents combined with the impact of declining real estate brokerage revenues.

Other revenues and cost of sales

Amenity membership and operations

(Dollars in thousands)	For three months ended September 30,		For nine months ended September 30,
	2006	2005	2006	2005
Revenues	$16,172	$13,038	$63,534	$56,814
Gross margin	(3,324)	$(1,545)	(1,466)	$(3,822)
Gross margin percentage	(20.6)%	(11.9)%	(2.3)%	(6.7)%

Total amenity membership and operations revenues increased 24.0% and 11.8% for the three and nine months, respectively, due primarily to the increase in membership dues and amenity service revenues offset by a decrease in equity and marina slip revenues.

The 35.8% and 45.5% increase in membership dues and amenity service revenues for the three and nine months ended September 30, 2006, respectively, was primarily due to the consolidation of two existing partnerships effective January 1, 2006. Tiburon Golf Ventures Limited Partnership and Pelican Landing Golf Resort Ventures Limited Partnership were consolidated into our financial statements, as a result of implementing Emerging Issues Task Force (EITF) released EITF No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (see Note 12). In addition, initial operations of new amenity facilities located throughout the Florida market and increasing annual membership dues contributed to the growth in operating revenues.

Equity membership revenues for the three and nine months decreased $464,000 and $10.7 million, respectively, primarily due to the continued reduced demand for luxury golf club memberships and increased competition in the Florida country club market. The nine months ended September 30, 2005, benefited from the initial conversion from the deposit method to the cost recovery method of accounting for membership initiation collections at two equity membership clubs located in the East Coast Florida region and the final sales of equity memberships at an existing club located in the West Coast Florida region.

Amenity gross margins for the three and nine months decreased $1.8 million and increased $2.4 million, respectively. The gross margin for the nine months ended September 30, 2006 increased primarily due to the gross margin contributed by the recently consolidated joint ventures during the first six months of 2006. The decrease in amenity gross margins for the three months ended September 30, 2006 was primarily due to lower operating margins from the recently consolidated joint ventures, the seasonality of our amenity operations and the impact of operating losses from various amenity facilities located in our Florida market. Amenity gross margins continue to be adversely impacted by increased start-up deficits associated with new amenity operations and the slow absorption of luxury golf equity membership sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Land sales

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues	$1,401	$899	$7,517	$100,899
Gross margin	1,278	$635	4,728	$77,221
Gross margin percentage	91.2%	70.6%	62.9%	76.5%

For the nine months ended September 30, 2006, we sold 6 commercial parcels located in our Florida market for $7.5 million in revenue with a gross margin of 62.9%. In May 2005, we closed on the sale of a 500 acre parcel in Jupiter, Florida for $100.0 million in revenue and approximately $77.0 million in gross margin. Land sales are ancillary to our overall operations and are expected to continue in the future, but will significantly fluctuate.

Other

Other revenues and cost of sales includes our property management operations which are an ancillary business primarily providing management services to our communities and other miscellaneous revenues and costs. In addition to the operating results of our property management business, other cost of sales for the three and nine months ended includes the write-off of approximately $14.0 million in forfeited deposits and pre-development costs associated with the termination of three land and lot option contracts.

Other income and expense

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Equity in losses from joint ventures	$865	$1,923	$814	$827
Other income	(3,090)	(964)	(5,248)	(4,917)
Hurricane recoveries, net	(6,437)	(503)	(6,435)	(2,364)
Selling, general and administrative expense, including real estate taxes	44,832	46,234	148,711	155,125
Interest expense, net	8,693	9,255	19,103	25,016
Expenses related to early repayment of debt	—	2,776	455	4,295

Equity in losses from joint ventures for the three months decreased primarily due to elimination of equity method accounting as a result of consolidating the two existing joint ventures noted above (see Note 12).

Other income for the three and nine months ended September 30, 2006 includes approximately $2.6 million from the gain on the sale of a portion of our ownership in WCI Mortgage, LLC and approximately $468,000 and $2.6 million, respectively, of interest income on mortgages notes and customer deposits and other non – operating fee income and expenses. Other income for the nine months ended September 30, 2005, benefited from the $1.8 million collection of the remaining cash proceeds received from the sale of our Class B limited partnership interest in Bighorn Development Limited Partnership.

For the three and nine months ended September 30, 2006, we recorded $5.9 million in insurance recoveries related to damages caused by Hurricane Ivan to our properties near Pensacola, Florida. During the nine months ended September 30, 2005, we recorded $3.6 million in insurance recoveries primarily related to damages caused by Hurricane Ivan to our properties near Pensacola, Florida offset by additional costs of $1.2 million related to repairs associated with damages caused by the four hurricanes in the third quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses, (SG&A) including real estate taxes, decreased 3.0% to $44.8 million and 4.1% to $148.7 million for the three and nine months, respectively. General and administrative costs decreased approximately 8.3% and 17.0% for the respective periods primarily due to the $3 million and $17 million decrease in estimated incentive compensation for achievement of Company performance goals for the respective periods. The three and nine months ended September 30, 2006 were impacted by the $1.1 million and $3.1 million increase in stock based compensation expense, respectively, and the $2.1 million and $3.4 million increase in insurance costs, respectively. Sales and marketing expenditures decreased 13.2% and 1.0% during the three and nine month period, respectively, primarily due to the decrease in sales office costs related to reduced sales levels. As a percentage of total revenues, SG&A, including real estate taxes, for the three months ended increased to 10.5% in 2006 from 7.4% in 2005 and for the nine months ended increased to 9.7% from 8.8% for the same period in 2005.

Interest incurred increased 29.8% and 18.2% for the three and nine months ended, respectively, primarily as a result of the increase in the weighted average debt balance for 2006 as compared to 2005. The increase in overall debt was primarily related to increased development activities, land acquisitions, homebuilding and tower construction and common stock repurchases over the last 12 months as well as reduced cash flow from homebuilding and real estate services operations and land sales. Interest capitalized increased 45.7% and 35.9% for the three and nine months ended primarily due to the change in the mix of real estate inventories under development in each period.

In December 2005, we commenced a tender offer and consent solicitation for our outstanding 10-5/8% senior subordinated notes (10-5/8% Notes). As of March 31, 2006, we completed the repurchase of the remaining outstanding $5.4 million principal amount of the 10-5/8% Notes. We recognized expenses related to this debt redemption of approximately $455,000.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of September 30, 2006, we had $21.5 million of cash and cash equivalents and approximately $358.4 million available to draw under our senior unsecured credit facility.

For the nine months ended, our cash flow from operations were impacted by net additions to real estate inventories of approximately $383.2 million including approximately $54.9 million in additional land. In conjunction with the lower overall demand for homebuilding product we are currently experiencing, we are reviewing all projected future land development spending, home and tower construction spending, amenity development plans and contractual arrangements to acquire developed and undeveloped land parcels and lots.

For the nine months ended, our cash flows from operations were also impacted by a $319.6 million increase in contracts receivable reflecting the increase in percentage-of-completion revenue recognition in tower units under contract that are now being constructed. We delivered 404 tower units during the nine months, which provided net cash inflows of approximately $232.1 million. We expect to collect a significant portion of the remaining contracts receivable during the next three to nine months as 14 tower closings (approximately 1,100 units with cash inflow of $1.1 billion) are planned to occur, allowing delivery of units to residents. Our contracts receivable at September 30, 2006 includes approximately $12.9 million related to 8 tower buyers that have not closed on the unit although the tower buildings have been completed. We have granted these tower buyers extensions to close and expect closing to occur in the fourth quarter of 2006. If we do not collect these contract receivables due to various contingencies, including buyer defaults and rescission claims, we may receive less cash than we expect. An analysis of our tower contracts receivable balance indicates that certain purchasers of our tower units are partnerships and limited liability corporations, some of which have entered into contracts to purchase multiple tower units. In addition, certain individuals, partnerships or corporations have contracted to purchase several hundred units in a single tower or among multiple towers. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We are experiencing an increase in the number of Florida condominium contract purchasers who are claiming that various factors, including increasing insurance costs, provide them rescission rights under Florida law. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposit. For the three and nine months ended September 30, 2006, a total of 13 and 19 customers defaulted on the obligation to close the purchase of the tower unit. Over our previous 17 year history of building residential towers, our default rate has been approximately 1% to 2% of total sold tower units. Due to an increase in tower unit defaults, our default rate approximated 5% for the nine months ended September 30, 2006. Our historical default rates may not be indicative of future default rates. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction. Due to various contingencies, like delayed construction and buyer defaults and rescission claims, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could affect our financial condition and results of operations. If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be lower than expected.

For the nine months ended, approximately $35.0 million of cash was used in investing activities to develop golf courses and club facilities and $12.4 million was invested in a land development joint venture formed in January 2006.

For the nine months ended, financing activities provided net cash from borrowings on the senior unsecured credit facility (the Credit Facility), the revolving credit construction loan agreement (the Tower Facility), other project loans and the issuance of $65.0 million of junior subordinated notes. Proceeds from the junior subordinated notes were used to repay a portion of the outstanding balance of our senior unsecured credit facility. During the nine months, we repurchased the remaining $5.4 million of outstanding 10-5/8% senior subordinated notes due 2011 and used $69.1 million in cash to repurchase 3 million shares of common stock.

We utilize the Tower Facility to fund the majority of our tower development activities. The loan agreement provides for a $390.0 million revolving tower construction loan, which may increase to $440.0 million if certain conditions are met. The loan matures December 2008, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The principal financial covenants of our Tower Credit Facility include the following, as defined in the Tower Facility: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined, must be at least $600.0 million. At September 30, 2006, approximately $340.0 million was outstanding on this facility.

We utilize a senior unsecured revolving credit facility (the Credit Facility) to fund land acquisitions, land improvements, homebuilding and tower development and for general corporate purposes. In June 2006, we entered into a new Credit Facility agreement, which replaced the previous $875.0 million revolving credit agreement. The Credit Facility provides for a $930.0 million revolving loan, which may increase to $1.5 billion if additional commitments are obtained from qualified lenders. The loan matures June 2010, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The Credit Facility allows an allocation of the unused balance for issuance of a maximum of $372.0 million of stand-by letters of credit of which $32.5 million was outstanding at November 3, 2006. Under the Credit Facility, we are required to maintain an adequate borrowing base. At September 30, 2006, the borrowing base calculation was in excess of the drawn commitment amounts. The principal financial covenants of our Credit Facility include the following,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

as defined in the agreement: (1) Minimum Adjusted Tangible Net Worth may not be less than $932.0 million plus 50% of net income earned after March 31, 2006 plus 50% of the aggregate proceeds of equity offerings after the closing date, (2) Total Debt to Adjusted Tangible Net Worth cannot exceed 2.25 to 1.0, (3) EBITDA to Fixed Charges cannot be less than 2.0 to 1 and (4) the number of Unsold Units financed under this Agreement may not exceed thirty five percent (35%) of the aggregate number of closed sales of Units for the immediately preceding four (4) fiscal quarters. At November 3, 2006, approximately $691.1 million was outstanding on this facility.

In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc., to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and re-sales customers beginning in the third quarter of 2006. In the third quarter of 2006, we recorded a gain on the sale of the partnership ownership interest of approximately $2.6 million. WCI Mortgage LLC will be accounted for as an unconsolidated joint venture in our financial statements. In conjunction with the sale of our mortgage banking operations, in September 2006, we repaid the outstanding balance on the $23 million bank warehouse facility and terminated the facility.

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

The principal financial covenants of our Term Note are the same as the Credit Facility with the exception of the following, as defined in the agreement: Total Debt to Adjusted Tangible Net Worth cannot exceed 2.5 to 1.0.

Under our senior subordinated indenture agreements, we are required to maintain certain financial and operational covenants that may limit the Company’s and its subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, subject to certain exceptions, in order to incur additional debt, we are required to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization and other non-cash income and expenses) to interest incurred coverage ratio of 2.0 to 1.0 or maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued.

At September 30, 2006, we were in compliance with all of the covenants, limitations and restrictions in regards to our Credit Facility and Tower Facility, senior subordinated notes and term notes. In future periods, if actual events and results vary from the assumptions and projections that we have made, as described in this filing, we may not be able to comply with these debt facility requirements. In particular, if defaults and claims for contract rescission associated with our tower or traditional homebuilding backlog exceed our forecasts and reduce our revenues and earnings and increase the number of unsold units, to the extent that we are unable to offset these unfavorable variances through additional sales, cost reductions or otherwise, we may be required to obtain a waiver from or amend certain debt facility covenants and/or refrain from incurring additional indebtedness under the terms of the senior subordinated notes.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At September 30, 2006, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which approximately $15.6 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee for the amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of September 30, 2006, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs. As of September 30, 2006, we had land and lot option contracts aggregating $461.4 million net of deposits, to acquire approximately two-thousand acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $37.4 million at September 30, 2006.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At September 30, 2006, we had approximately $32.3 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $165.4 million at September 30, 2006, are typically outstanding over a period of approximately one to five years.

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

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those related to (1) revenue recognition related to traditional and tower homebuilding; (2) contracts receivable; (3) real estate inventories and cost of sales; (4) warranty costs; (5) capitalized interest and real estate taxes; (6) community development district obligations; (7) impairment of long-lived assets; (8) goodwill and (9) litigation. With the adoption of SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R) effective January 1, 2006 we have added a critical accounting policy as it relates to accounting for share-based compensation expense. In addition, we have revised our critical accounting policy as it relates to “Revenue Recognition – Tower Homebuilding”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Stock – based compensation expense - Prior to January 1, 2006, we accounted for stock option awards granted in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, (SFAS 123). Share-based employee compensation expense related to stock options was not recognized in our consolidated statements of income prior to January 1, 2006, as all stock options granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

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

Revenue recognition — Tower Homebuilding. Revenue recognition for multi-family condominiums (tower) residences under construction commences and continues to be recognized on the percentage-of-completion method where the planned construction period is greater than one year and the requirements of SFAS 66, as described below, are met. Revenue is recorded as a portion of the value of non-cancelable tower unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund of its deposits except for non-delivery of the residence, (3) a substantial percentage of residences in the tower are under non-cancelable contracts, (4) collectibility of sales prices are reasonably assured and (5) costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. We collect deposits at a level that we believe is significant enough to ensure the collectibility of the full purchase price when the units are delivered at their completion. After entering into a sales agreement, our tower residence purchasers typically provide us with cash payments of approximately 10% to 20% of the total purchase price of the tower residence. As discussed in Note 12 to the unaudited consolidated financial statements, EITF Issue No. 06-8, if ratified by the FASB, would require us, in most cases, to collect additional deposits from the purchaser in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of EITF Issue No. 06-8, we would be required to recognize revenue using the deposit method, which would delay the recognition of revenue until consummation of the sale.

The majority of our tower buildings are registered with the Department of Housing and Urban Development (“HUD”) under the Interstate Land Sales Full Disclosure Act. The sales agreement is subject to a short rescission period, after which, the agreement becomes binding on both parties and the cash deposits become partially or entirely non-refundable, subject to HUD regulations. In those cases where we register a tower building with HUD, in the event a purchaser defaults after 15% or more of the respective purchaser’s total purchase price has been paid under the sales agreement, we are only entitled to retain the deposits in an amount equal to 15% of the total purchase price of the residence. In

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

addition, certain states in which we are constructing towers may be more restrictive on the retention of customer deposits in the event of purchaser defaults under the sales agreement, including New Jersey which has a limit of 10% plus 100% of purchase price amounts collected toward customer-selected options. Over our previous 17 year history of building residential towers, our default rate has been approximately 1% to 2% of total sold tower units. Due to an increase in tower defaults, our default rate approximated 5% for the nine months ended September 30, 2006. Actual revenues and costs to complete building construction in the future could differ from our current estimates. If our estimates of tower revenues and development costs are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

We believe that there have been no other significant changes to our critical accounting policies during the nine months ended September 30, 2006 as compared to those fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

These risks and uncertainties include the Company’s ability to compete in real estate markets where we conduct business; the availability and cost of land in desirable areas in our geographic markets and our ability to expand successfully into those areas; the Company’s ability to obtain necessary permits and approvals for the development of its lands; the availability of capital to the Company and our ability to effect growth strategies successfully; the Company’s ability to pay principal and interest on its current and future debts; the Company’s ability to maintain or increase historical revenues and profit margins; the Company’s ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; availability of labor and materials and material increases in labor and material costs; increases in interest rates and availability of mortgage financing; increases in construction and homeowner insurance and the availability of insurance; the level of consumer confidence; the negative impact of claims for contract rescission or cancellation by unit purchasers due to various factors including the increase in the cost of condominium insurance; adverse legislation or regulations; unanticipated litigation or adverse legal proceedings; changes in generally accepted accounting principles; natural disasters; and changes in general economic, real estate and business conditions. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

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

The following table sets forth, as of September 30, 2006, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values.

	2006	2007	2008	2009	2010	Thereafter	Total	FMV at 9/30/06
Debt:
Fixed rate	$—	$9,353	$12,148	$—	$—	$815,000	$836,501	$719,995
Average interest rate	—	7.0%	7.0%	—	—	7.2%	7.2%
Variable rate	$—	$—	$340,000	$1,660	$871,556	$—	$1,213,216	$1,213,216
Average interest rate	—	—	6.8%	7.0%	7.0%	—	7.0%

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of equity securities by the issuer and affiliated purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1) (2)
July 2006	-0-	N/A	N/A	2,000,000
August 2006	-0-	N/A	N/A	2,000,000
September 2006	-0-	N/A	N/A	5,000,000
Total	-0-	N/A	N/A

(1)	The repurchase program was adopted by the WCI Board of Directors in October 2005, and publicly announced on October 31, 2005. The WCI Board of Directors authorized the purchase of 5,000,000 shares of WCI common stock. On September 7, 2006, the WCI Board of Directors approved the repurchase of an additional 3,000,000 shares, which was publicly announced on September 8, 2006.
(2)	WCI has no other equity repurchase program at the present time.

Item 6. Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (1)

10.1	Indenture, dated as of February 3, 2006, by and among WCI Communities, Inc. and JP Morgan Chase Bank, N.A. relating to the $65,000,000 in aggregate principal amount of 7.54% Junior Subordinated notes due 2036. (2)

10.2	Management Incentive Compensation Plan. (3)

10.3	Amended and Restated 1998 Non-Employee Director Stock Incentive Plan. (4)

10.4	Senior Management Incentive Compensation Plan. (4)

10.5	Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, among WCI Communities, Inc. and Bank of America, as administrative agent and lender. (5)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President, Chief Executive Officer and Director. (**)

31.2	Rule 13a-14(a) certification by James P. Dietz, Executive Vice President and Chief Financial Officer. (**)

32.1	Section 1350 certification by Jerry L. Starkey, President, Chief Executive Officer and Director, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*), (**)

32.2	Section 1350 certification by James P. Dietz, Executive Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*), (**)

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Filed herewith.
(1)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on May 24, 2005 (Commission File No. 1-31255)
(2)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-31255)
(3)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on April 20, 2006 (Commission File No. 1-31255)
(4)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on May 22, 2006 (Commission File No. 1-31255)
(5)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on June 13, 2006 (Commission File No. 1-31255)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: November 7, 2006	/s/ JAMES P. DIETZ
James P. Dietz
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)