Form 10-K
period 2006-12-31
WCI COMMUNITIES INC
filed 2007-02-28
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☑        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2006, the aggregate market value of the Common Stock held by non-affiliates (all persons other than officers and directors of Registrant) of the Registrant was approximately $763,178,000.

As of February 23, 2007, there were 41,973,582 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2007 annual meeting are incorporated herein by reference in Part III, Items 10, 11, 12, 13 and 14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year end December 31, 2006.

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

We conduct development and homebuilding operations in the following markets:

•	Florida:

•	East Coast—Fort Lauderdale, Miami Beach, West Palm Beach/Boca Raton, Palm Coast, Daytona Beach and Jacksonville; and

•	West Coast—Naples, Marco Island, Fort Myers, Sarasota/Bradenton/Venice, Tampa, Ocala and Pensacola;

•	New York—Dutchess, Rockland, Suffolk and Westchester counties;

•	New Jersey—Hudson and Middlesex counties;

•	Connecticut—Fairfield County;

•	Massachusetts – Middlesex County;

•	Virginia—Arlington, Fairfax and Loudon counties; and

•	Maryland—Howard and Prince Georges counties.

As of December 31, 2006, we have 79 locations where we are building single- and multi-family homes or mid- and high-rise residential units or operating amenity facilities. In total, we control over 15,400 acres of land, where we plan to develop approximately 20,000 residences.

Since we market our products to move-up, pre-retirement and retirement leisure-oriented home purchasers, we expect to benefit from favorable demographic and economic trends, including the aging of the “baby-boom” generation, the growing inter-generational wealth transfer to our target demographic segment, and the increasing affluence of the pre-retirement and retirement-aged population.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding, and real estate services. We also develop and operate amenity facilities, sell selected land parcels, and enter into real estate joint ventures, generally within our communities. See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding our business segments for each of the three years ended December 31, 2006, 2005 and 2004.

HOMEBUILDING ACTIVITIES

Marketing and Sales

We believe our proprietary marketing systems and the depth of experience of our marketing group create an increased number of selling opportunities for us and enhance our marketing presence and brand recognition. Our marketing programs reach prospective purchasers, locally, nationally and internationally through advertisements placed in demographic specific periodicals and other media. We generally advertise in newspapers, magazines and on billboards. The Internet is an important resource we use in promoting and in providing information to our customers. A visitor to our web site, www.wcicommunities.com, can obtain detailed information regarding our communities and residences.

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

With regard to our traditional homebuilding operations, we offer customers a wide selection of standard options and upgrades to finish their homes. In addition, some of our larger traditional homebuilding communities offer design studios staffed with professional designers where the many options and upgrades available to purchasers of our products are displayed and demonstrated to assist the buyer’s selection process.

We sometimes use various sales incentives in order to attract traditional and tower residence buyers. These incentives generally fall into one of three categories: (1) cash discounts against the purchase price, (2) golf or sports club memberships, tangible merchandise such as automobiles, provided free or at a reduced price; and (3) payment of the buyer’s loan closing costs, travel related expenses, and/or certain future expenses for a limited time period such as ad valorem taxes or property owner’s association assessments. The use of incentives depends largely on local economic and competitive market conditions.

The purchaser will enter into a sales agreement and provide us with a refundable cash payment to reserve the traditional homebuilding or tower residential unit. The sales agreement typically involves a short rescission period, after which the agreement becomes binding on both parties and the deposit becomes partially or entirely non-refundable, subject to HUD regulations, if applicable. The non-refundable deposit requirements for traditional homes and for tower residences generally approximate 10% and 10% to 20% of the total purchase price, respectively. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their traditional homes. Most of our sales contracts stipulate that when customers cancel their contracts with us we have the right to retain their earnest money and option deposits; however, we sometimes choose to refund such deposits. Reported new orders include the number and value of contracts net of any cancellations occurring during the reporting period. Only outstanding sales agreements that have been signed by both the home purchaser and us are reported and included in backlog.

Traditional Homebuilding Backlog.    At December 31, 2006 and 2005, we had a backlog of signed contracts for 870 and 1,697 traditional home units, respectively, with sales values aggregating $682.6 million and $1.2 billion, respectively. Based on recent delivery experience we expect a portion of the 870 units in backlog at December 31, 2006 to ultimately default on the obligation to close. Upon contract default, we will endeavor to sell the completed unit to another buyer and may employ discounts or incentives to help us do so.

Tower Residences Backlog.    At December 31, 2006 and 2005, we had a backlog of signed contracts with sales values aggregating $228.6 million and $857.9 million, respectively. We expect to recognize approximately $226.8 million and $1.8 million of revenue from our backlog in 2007 and 2008, respectively. Based on recent delivery experience, we expect 8% to 10% of these units to default on the obligation to close at building completion. Upon contract default, we will endeavor to sell the completed unit to another buyer and may employ discounts or incentives to help us do so.

Traditional homes

We design, sell and build traditional homes serving primary, second and retirement home buyers. Our homes range from approximately 1,000 square feet to 6,500 square feet in living space and are priced from over $190,000 to over $3.0 million, with an average selling price per new order, net for the year ended December 31, 2006 of $738,000. We build most of these homes within our master-planned communities, which often feature attractive amenities, including hotels, such as Ritz-Carlton, Hyatt, Regent International, and Starwood’s Luxury Collection. Many of our communities also include golf courses designed by Raymond Floyd, Peter Jacobson, Greg Norman and other notable golf course architects. We believe that this approach increases the value of our homes and communities and helps us attract affluent purchasers. Additionally, we sometimes sell selected lots directly to other builders and consumers for the design and construction of custom homes.

In addition to using model homes, we build a limited number of speculative homes. These speculative homes enhance our marketing and sales efforts to prospective homebuyers as well as to independent brokers, who often represent homebuyers requiring a completed home for immediate delivery. We determine the level of our speculative home inventory in each market based on local market factors, such as housing demand, seasonality, current sales trends and our past experience in the market. We determine the number of speculative homes to build in each subdivision based on our current and planned sales pace, and we monitor and adjust speculative homes inventory on an ongoing basis as conditions warrant. We typically sell our speculative homes while they are under construction or immediately following completion; however, the declining real estate market and related high cancellation and default rates have increased our unsold completed single- and multi-family homes at December 31, 2006 to 401 units compared to 105 units at December 31, 2005.

Construction.    We typically act as the general contractor in the construction of our residences. Our employees provide purchasing and quality assurance for, and construction management of, the homes we build, while the material and labor components of our houses are provided by subcontractors. We typically do not maintain significant inventories of construction materials, except for work in progress materials for homes under construction. Typically, the construction materials used in our operations are readily available from numerous sources. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate. We employ construction managers to monitor homes under construction, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. In addition, our construction managers play a significant role in working with our homebuyers by assisting with option selection and home modification decisions, educating buyers on the construction process and instructing buyers on post-closing home maintenance. Depending upon the size and complexity of a home’s design, the weather, the availability of labor, materials and supplies, our construction time ranges from about 4 to 12 months for our single and multi-family homes.

Customer Service and Warranty.    Our operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We believe that prompt and courteous response to homebuyers’ needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. We generally provide our single- and multi-family home buyers with a one to three year limited warranty, respectively for all material and labor and a ten year warranty for certain structural defects. The subcontractors who perform the actual construction also provide us with warranties on workmanship. In addition, some of our suppliers provide manufacturer’s warranties on specified products installed in the home.

Tower residences

We design, sell and build luxury residential towers and condominium hotels targeted to primary and affluent, leisure-oriented home purchasers. Residences available for sale in our towers range in size from approximately 500 square feet to 11,700 square feet in living space and are priced from over $460,000 to over $14.0 million. The average selling price per new order, net for a tower unit in 2006 was approximately $1.5 million. Our towers with remaining inventory to sell or under construction range in size from 5 to 29 stories and include 15 to 305 residences.

In 2004, we entered into the design, marketing and development of two condominium hotels located in the Miami Beach and Singer Island, Florida markets. The Miami Beach development will consist of up to a 124-unit resort-hotel managed by Regent International Hotels and a 185-unit residential tower. The Singer Island development will consist of up to a 239-unit resort-hotel managed by Starwood Hotels & Resorts Worldwide, Inc. and a 66-unit residential tower. Each condominium hotel unit will be sold to individual buyers. The resorts plan to offer an array of amenities such as, a gourmet signature restaurant; elite in-residence spa, swimming pool and cabanas; 24-hour concierge, butler, room and valet services.

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

Construction.    We hire experienced and bonded third party general contractors specializing in the construction of residential towers to construct these buildings. By hiring experienced general contractors to construct our towers, we mitigate many of the risks associated with construction. As the developer of the towers that we build, we manage the entire process from planning to closing of completed residences to turnover of the condominium association to residents.

Generally, construction is not commenced until a substantial number of units are under non-cancelable contracts. We will generally collect from each purchaser cash deposits over a period of time ranging from 10% to 20% of a residence purchase price to cover a portion of estimated construction costs. Once construction is completed, closings of sold residences occur, at which time we are paid the balance of the purchase price for the residences sold. Over our previous 17 year history of building residential towers, approximately 1% to 2% of the contracts for which nonrefundable contract deposits were collected by us defaulted on the obligation to close the purchase of the tower unit. Due to a shift in buyer sentiment and declining sales and unit value appreciation, our default rate approximated 8% for the year ended December 31, 2006. Our historical default rates may not be indicative of future default rates.

Customer Service and Warranty.    Our operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We believe that a prompt and courteous response to homebuyers’ needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service, and ultimately leads to significant repeat and referral business from the real estate community and homebuyers. We provide our tower home buyers a three year warranty for the unit and common elements of the tower. The subcontractors who perform the actual construction also provide us with warranties on workmanship. In addition, some of our suppliers provide manufacturer’s warranties on specified products installed in the tower.

REAL ESTATE SERVICES

Realty brokerage

We have a franchise agreement with Prudential Real Estates Affiliates, Inc. that gives us the exclusive right to provide residential brokerage services as Prudential Florida WCI Realty in seven geographic areas across nine counties in Florida and commercial brokerage services in Naples, Florida. The exclusive franchise areas are in Lee, Collier, Martin, Palm Beach, Broward, Charlotte, and Dade Counties and in portions of Hillsborough and Manatee Counties. As consideration under the agreement, we pay Prudential a royalty based on gross commission revenue on a monthly basis. Additionally, through a separate subsidiary, we provide new home and certain resale brokerage services. At December 31, 2006, our realty brokerage operations had 51 offices and approximately 2,100 sales agents.

Title insurance

We provide title insurance and closing services through WCI Title which underwrites its policies on behalf of large national title insurers and derives its revenues from commissions on title insurance premiums and closing services provided to our customers, third party residential closings and commercial closings.

Mortgage banking

Prior to June 2006, we provided residential mortgage banking services to our buyers, as well as third party purchasers through our subsidiary, Financial Resources Group, Inc., which also did business as WCI Mortgage. In June 2006, we sold our mortgage banking operations to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and re-sale customers beginning in the third quarter of 2006. WCI Mortgage LLC originates home mortgages which are subsequently sold to mortgage investors.

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

LAND SALES

We leverage our expertise and experience in master planning by strategically selling land within our communities for construction of products we do not choose to build. This enables us to create a more well-rounded community by selling land to developers who will construct residential, commercial, industrial and rental properties, which we may prefer not to develop at the time or in general. We sometimes sell selected lots to other builders and to end users for the design and construction of homes.

OTHER INVESTMENTS

We selectively enter into business relationships through partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, timeshare, amenities, and/or real estate services projects. As of December 31, 2006, we participated in 11 real estate joint ventures, including six that are consolidated in our financial statements. We may be required to make additional cash contributions to the partnerships and joint ventures pursuant to agreements.

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

We also enter into lot option contracts, in which we obtain the right, but generally not the obligation, to buy lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned land development. Our option contracts generally are non-recourse, which limits our financial exposure to our money deposited with sellers. This enables us to control lot positions with minimal capital investment, which substantially reduces the risks associated with land ownership and development. Although we purchase and develop land primarily to support our homebuilding activities, we also sell lots and land to other developers and homebuilders.

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

During 2006, due to the unfavorable residential real estate market, we entered into relatively few new land and lot contracts. In addition, we re-evaluated our land and lots under contract considering the significant changes in economic and market conditions. For the year ended December 31, 2006, we recorded write-offs of approximately $41.4 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts. In addition, we recorded real estate asset impairment losses of approximately $98.2 million. If conditions in the homebuilding industry worsen in the future, we may have additional impairment charges and write-offs of land and lot option contracts.

OUR COMMUNITIES

Our expertise in development and market knowledge enable us to identify attractive land acquisition opportunities in highly sought-after Florida coastal, Northeast and Mid-Atlantic United States major commuter markets, efficiently manage the development, and maximize the land value.

The following table sets forth summary information about our communities, including remaining acres, remaining entitled units and remaining number of tower sites.

Our communities

As of December 31, 2006

Region	Number of communities (10)	Approximate remaining acres	Approximate remaining entitled units (11)	Number of remaining tower sites (12)
Florida
East Coast (1)	26	4,500	9,500	13
West Coast (2)	21	9,400	19,000	35
New York (3)	8	900	1,200	1
New Jersey (4)	2	5	200	1
Connecticut (5)	1	300	1,200	—
Massachusetts (6)	1	10	200	3
Virginia (7)	18	300	400	1
Maryland (8)	2	5	200	1

Total (9)	79	15,420	31,900	55

(1)	Florida: East Coast—Fort Lauderdale, Miami Beach, West Palm Beach, Palm Coast, Daytona Beach and Jacksonville; and
(2)	Florida: West Coast—Naples, Marco Island, Fort Myers, Sarasota/Bradenton/Venice, Tampa, Ocala and Pensacola;
(3)	New York—Dutchess, Rockland, Suffolk and Westchester counties;
(4)	New Jersey—Hudson and Middlesex counties;
(5)	Connecticut—Fairfield County;
(6)	Massachusetts—Middlesex County;
(7)	Virginia—Arlington, Fairfax and Loudon counties; and
(8)	Maryland—Howard and Prince Georges counties.
(9)	Of the approximate total remaining acres, entitled units and tower sites, approximately 1,285 acres, 3,300 units and 7 tower sites, respectively, were not owned by us, but were controlled through options or contracts.
(10)	Includes communities where we are building traditional homes or residential tower units or operating amenity facilities or selling equity memberships.
(11)	Entitlement is the approval to develop the property for the specific planned use under state and local planning laws. The number of entitled units shown in the table above represents the maximum number of units expected to be allowed under such approvals. We usually build fewer than the maximum number of entitled units. We currently plan to develop approximately 20,000 units in these communities. Units are comprised of single- and multi-family homes as well as mid-rise and high-rise residences.
(12)	Excludes 10 completed towers where we offer finished units for sale.

EMPLOYEES

At December 31, 2006, we had approximately 3,200 employees.

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

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website (http://www.wcicommunities.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

We also have a Corporate Governance webpage. You can access our Corporate Governance webpage through our Internet site, www.wcicommunities.com by clicking on the “Governance” link to the heading “Investors.”

ITEM 1A.	RISK FACTORS

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company and those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings, cash flows or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance.

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

Our real estate sales, revenues, financial condition and results of operations could decline due to a deterioration of regional or national economies. Our sales and revenues would be disproportionately affected by worsening economic conditions in the Midwestern, Northeastern and Mid-Atlantic United States because we generate a disproportionate amount of our sales from customers in those regions. In addition, a significant percentage of our residential units are second home purchases of which the buyers are particularly sensitive to the state of the economy.

The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels; availability of financing for homebuyers; interest rates; consumer confidence; levels of new and existing homes for sale; demographic trends; and housing demand. Adverse economic changes may affect some of the markets in which we operate more than others. If adverse conditions affect any of our markets, they could have a proportionately greater impact on us than on some other homebuilding companies. An excess supply of housing, including homes held for sale by investors and speculators, can also lower new home prices and reduce our gross margins on new homes sales.

As a result of the foregoing, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our home offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers’ sentiment changes and they fail to honor their contracts. In 2006, we experienced a material increase in traditional homebuilding sales contract cancellations and tower unit defaults. We are not certain how long the increased level of cancellations and tower defaults will continue. Our tower unit default rate approximated 8% for the year ended December 31, 2006 compared to 1% to 2% over our previous 17 year history. Our cancellation rate on traditional homes in 2006 was approximately 40.5% of contracts signed, as compared to 12.5% in 2005.

Real estate inventory risks are substantial for our homebuilding business. Our long-term ability to build homes depends upon our acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live. We must anticipate demand for new homes and opportunistically seek and make acquisitions of land for replacement and expansion of land inventory within our current markets and for new markets. In some markets, this has become more difficult and costly.

The risks inherent in controlling or purchasing and developing land increase as consumer demand for housing decreases. Thus, we may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. Our deposits for building lots controlled under option or similar contracts may be at risk. The value of undeveloped land, building lots and housing inventories can also fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing project or market. In weak economic or market conditions, we may have to sell homes or land for a lower profit margin or at a loss, and we may have to record inventory impairment charges. We cannot make any assurances that the measures we employ to manage inventory risks and costs will be successful.

In light of the much weaker market conditions recently encountered, our expectations have changed and we have significantly slowed our purchases of land and lots. We have recently terminated land option contracts and have written off earnest money deposits and pre-acquisition costs related to these option contracts. We have also recorded inventory impairment charges related to some of our under-performing projects.

For the year ended December 31, 2006, we recorded real estate impairment losses of approximately $98.2 million. No impairment losses were recorded in the same periods in 2005 and 2004.

As of December 31, 2006, we had land and lot option contracts aggregating $333.2 million, net of deposits, to acquire approximately 1,285 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $22.9 million at December 31, 2006. For the year ended December 31, 2006, we recorded write-offs of approximately $41.4 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts. If conditions in the homebuilding industry worsen in the future, we may have additional impairment charges and write-offs of land and lot option contracts. We did not record any material write-offs in 2005 or 2004.

Risks Associated with Our Geographic Concentration in Florida—Because of our geographic concentration in Florida, an economic downturn in Florida could reduce our sales, revenues and/or negatively affect our financial condition and results of operations.

We currently develop and sell a substantial majority of our properties in Florida. Consequently, the current economic reduction in demand for new homes in Florida has reduced our sales, revenues and negatively affected our financial condition and results of operations. The timing of improvement in these market conditions and/or the extent of further declines cannot be predicted. In addition, the appeal of becoming an owner of one of our residential units may decrease if potential purchasers do not continue to view the locations of our communities as attractive primary, second home or retirement destinations.

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

Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. Increases in interest rates generally and/or the downgrades in the ratings that national rating agencies have assigned to our outstanding debt securities could increase the interest rates we must pay on any subsequent issuances of debt securities. These ratings downgrades could also make it more difficult for us to sell such debt securities.

Substantial Indebtedness—Our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.

As of December 31, 2006, we had outstanding indebtedness of approximately $2.0 billion. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things: causing us to be unable to satisfy our obligations under our debt agreements; making us more vulnerable to adverse general economic and industry conditions; making it difficult to fund future working capital, land purchases, acquisitions, share repurchases, general corporate purposes or other purposes; and causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.

In addition, subject to restrictions in our existing debt instruments, we may incur additional indebtedness. In particular, as of December 31, 2006, we had available borrowings of $426.2 million under our revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our growth plans and our ability to make payments of principal or interest on, or to refinance, our indebtedness, will depend on our future operating performance and our ability to enter into additional debt and/or equity financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. We may not be able to do any of the foregoing on terms acceptable to us, if at all.

In January 2007, as a result of our significant debt leverage, Standard and Poor’s Rating Services (S & P) and Moody’s Investor Service (Moody’s) lowered our corporate credit rating to B+ from BB– and B2 from B1, respectively. S & P and Moody’s also lowered their credit rating on our subordinated debt to B- from B and Caa1 from B2, respectively.

In connection with the reduction in our credit rating by Moody’s on our senior subordinated debt, a holder of our 4% Notes may now convert all or a portion of such 4% Notes. Upon conversion of the 4% Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the 4% Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the 4% Notes. As of December 31, 2006, the cash conversion price per $1,000 aggregate principal amount of 4% Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

At December 31, 2006, we were in compliance in all material respects with all of the covenants, limitations and restrictions under our Credit Facility, Tower Facility, Term Note, senior subordinated notes and subordinated notes.

During 2007, it is possible that our EBITDA to Fixed Charges, as defined in our Credit Facility and Term Note, may be less than 2.0. In that event, we will be required to seek an amendment or waiver from the lenders under our Credit Facility and Term Note. We are currently negotiating with our lenders to amend the Credit Facility and Term Note to allow our EBITDA to Fixed Charges ratio to be less than 2.0. We believe that we will be successful in obtaining such amendment during the first quarter of 2007. If we are not successful in obtaining a timely amendment and the EBITDA to Fixed Charges ratio requirement is not met, we will seek a waiver during the second quarter of 2007. If neither an amendment or waiver is obtained, we believe that we have other financing alternatives available to us, including refinancing our existing indebtedness with some or all of the current lenders or replacing all of our existing indebtedness with other credit facilities. Any such alternative financing, however, is likely to be more costly and/or require us to grant collateral.

If we are unsuccessful in these negotiations, and we are unable to find alternative financing, an event of default would occur under the Credit Facility and Term Note. If an event of default were to occur, it would also result in a cross-default under certain of our other debt instruments, including our Tower Facility. If the event of default under the Credit Facility, Tower Facility and/or Term Note is not cured, all of the lenders under each of such debt facilities could elect to declare all amounts outstanding under such facilities to be due and payable and terminate all commitments to extend further credit. An acceleration under our Credit Facility, Tower Facility and/or Term Note would also trigger a cross-default under the indentures governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. If an event of default was to occur, and we are unable to find alternative financing, we may not have sufficient assets to repay the outstanding debt that is accelerated.

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

We must contend with the risks associated with construction activities, including the inability to obtain insurance or obtaining insurance at significantly increased rates, cost overruns, shortages of lumber, steel, concrete or other materials, shortages of labor, labor disputes, unforeseen environmental or engineering problems, work stoppages and natural disasters, any of which could delay construction and result in a substantial increase in costs which would reduce our profitability. Claims may be asserted against us for construction defects, personal injury or property damage caused by the subcontractors, and these claims may give rise to liability. Where we hire general contractors, if there are unforeseen events like the bankruptcy of, or an uninsured or under-insured loss claimed against, our general contractors, we may become responsible for the losses or other obligations of the general contractors, which may materially and adversely affect our financial condition and results of operations. Should losses in excess of insured limits occur, the losses could adversely affect our financial condition and results of operations. In addition, our results of operations could be negatively impacted in the event that a general contractor experiences significant cost overruns or delays and is not able to absorb such impacts or if purchasers make claims for rescission arising out of substantial delays in completion of a building and their units.

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

Insurance—Increased insurance risk and adverse changes in economic conditions could negatively affect our business.

Insurance and surety companies are continuously re-examining their business risks, and have taken actions including increasing premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverages, imposing exclusions, such as mold damage, sabotage and terrorism, and refusing to underwrite certain risks and classes of business. Any increased premiums, mandated exclusions, change in limits, coverages, terms and conditions or reductions in the amounts of bonding capacity available may adversely affect our ability to obtain appropriate insurance coverage’s at reasonable costs, which could have a material adverse effect on our financial condition and results of operations. A substantial increase in insurance costs could have a negative impact on contract recessions or cancellations by unit purchasers.

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

In accordance with generally accepted accounting principles, we recognize revenues and profits from sales of tower residences during the course of construction. Revenue recognition commences and continues to be recorded when construction is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund of its deposit except for non-delivery of the residence, a substantial percentage of residences in a tower are under non-cancelable contracts, collection of the sales price is reasonably assured and costs can be reasonably estimated.

Due to various circumstances, including buyer defaults and rescission claims, we may receive less cash than we expect. An analysis of our tower contracts receivable balance at December 31, 2006 indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Several individual or entity purchasers have multiple units under contract accounting for several hundred units in the aggregate. Many of these units may be held for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

Additionally, we are experiencing an increase in the number of Florida condominium contract purchasers who are claiming that various factors, including increasing insurance costs, provide them rescission rights under Florida law. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposit. For the year ended December 31, 2006, a total of 46 customers defaulted on the obligation to close the purchase of the tower unit. Over our previous 17 year history of building residential towers, our default rate has been approximately 1% to 2% of total sold tower units. Due to an increase in tower unit defaults, our default rate approximated 8% for the year ended December 31, 2006.

Our current 2006 and historical default rates may not be indicative of future default rates. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction. Due to various circumstances, like delayed construction and buyer defaults and rescission claims, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could affect our financial condition and results of operations. If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be lower than expected.

Risks Associated with Natural Disasters—Our sales, revenues, financial condition and results of operations may be adversely affected by natural disasters.

The Florida climate presents risks of natural disasters. To the extent that hurricanes, severe storms, floods or other natural disasters or similar events occur, our business may be adversely affected. Our Northeast and Mid- Atlantic regions may also become subject to severe winter conditions that may adversely affect our business. Although we insure for losses resulting from natural disasters, such insurance may not be adequate to cover business interruption or losses resulting therefrom, which may have a material adverse effect on our financial condition and results of operations.

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

Changes in Accounting Principles, Interpretations and Practices—Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings and results of operations

Generally accepted accounting principles and their accompanying pronouncements, implementation guidelines, interpretations and practices for certain aspects of our business are complex and may involve subjective judgments, such as, revenue recognition, inventory valuations and income tax provisions. Changes in interpretations could significantly affect our reported revenues, earnings and operating results, and could add significant volatility to those measures without a comparable underlying change in cash flows from operations.

Legal Proceedings—Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

The Company and certain of our subsidiaries are involved in various claims and litigation arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation, or if additional legal actions are bought against us.

Product Liability Litigation—Warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.

As a homebuilder, we have been, and continue to be, subject to construction defect, product liability and home warranty claims, including moisture intrusion and related mold claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly.

We and certain of our subsidiaries have been, and continue to be, named as defendants in various construction defect claims, product liability claims, complaints and other legal actions that include claims related to moisture intrusion and mold. Furthermore, plaintiffs may, in certain of these legal proceedings, seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial potential liability for us. We record reserves for such matters in accordance with accounting principles generally accepted in the United States. With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims, such policies may not be available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2006, we owned approximately 271,700 square feet of office and amenity space throughout Florida. In addition, we lease approximately 123,200 square feet of office space in Bonita Springs, Florida which serves as our corporate headquarters, and approximately 576,300 aggregate square feet of office space in other locations throughout Florida, New York, New Jersey, Connecticut and Virginia which serve our divisional homebuilding operations and as branch office space for our related real estate services businesses.

ITEM 3.	LEGAL PROCEEDINGS

The Company and certain of our subsidiaries are involved in various claims and litigation arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation, or if additional legal actions are bought against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (Symbol: WCI).

The following table sets forth the high and low price of the shares of WCI common stock for the periods indicated as reported on the New York Stock Exchange.

2006	High	Low
First quarter	$29.76	$24.10
Second quarter	$28.52	$17.69
Third quarter	$20.14	$13.73
Fourth quarter	$19.79	$14.41

2005	High	Low
First quarter	$36.30	$26.83
Second quarter	$35.50	$26.75
Third quarter	$35.96	$26.89
Fourth quarter	$28.75	$23.73

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so.

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

As of February 23, 2007, there were approximately 227 record holders of WCI common stock.

Please refer to Item 12 of this report and Note 18 to our consolidated financial statements for a discussion of the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by shareholders, and a description of our equity incentive plans and the types of grants, in addition to options, that may be made under the plans.

In October 2005, our Board of Directors authorized the repurchase of up to 5 million shares of our common stock from time to time. In September 2006, our Board of Directors authorized the repurchase of an additional 3 million shares. During the year ended December 31, 2006, we repurchased 3 million shares at an average price of $23.02 under the program. There were no shares repurchased in the quarter ended December 31, 2006.

During the fourth quarter of 2006, we invested $25.7 million of equity in capped call options that give us the right to repurchase up to 5,000,000 shares of our common stock at an average price of $13.63. Alternatively if the share price is above the exercise price, we may choose to settle the contracts in cash, in which case we would receive payment of the difference between the share price at the maturity date and an average exercise price of $13.63, subject to a cap. Settlement is required to occur at the maturity date of one year from the contract dates, which range between the last two weeks of September and the first two weeks of October 2007. Finally, under certain circumstances, the contracts may terminate prior to its scheduled expiration date. In that event, if the share price exceeds the exercise price, we will receive a cash payment based on a formula that takes into account the spread between the share price and the exercise price and the length of time between termination and maturity of the contracts.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2006. Balance sheet data as of December 31, 2006 and 2005 and statements of operations data for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements, including the introductory paragraphs and related notes thereto, appearing in Items 7 and 8 of this report.

	Years ended December 31,
Statement of operations data	2006 (1)	2005 (2)	2004 (3)	2003	2002
	(in thousands, except per share data)
Total revenues	$2,053,698	$2,601,810	$1,805,617	$1,452,205	$1,211,809
Gross margin	250,378	598,719	407,989	358,287	331,939
Net income	9,014	186,150	120,203	105,560	104,816
Earnings per share:
Basic	$0.21	$4.15	$2.72	$2.41	$2.45
Diluted	0.21	4.00	2.62	2.34	2.37

	As of December 31,
Balance sheet data	2006	2005 (2)	2004 (3)	2003	2002
	(in thousands)
Real estate inventories	$1,955,793	$1,687,852	$1,477,966	$1,105,866	$977,524
Total assets	3,831,859	3,481,406	2,936,696	2,271,328	1,910,055
Debt (4)	1,982,107	1,352,737	1,144,289	850,777	729,956
Shareholders’ equity	987,399	1,058,622	893,811	758,747	663,488

(1)	Gross margin includes approximately $98.2 million of asset impairment losses and approximately $41.4 million in forfeited deposits, predevelopment costs and estimated payments associated with the termination or probable termination of land and lot option contracts. The impact to net income for these expenses was approximately $81.7 million. See footnotes to the consolidated financial statements for further details.
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

(3)	Net income includes $11.1 million net of tax in cash proceeds received from the sale of our class B limited partnership interest in Bighorn Development Limited Partnership. The statement of operations and balance sheet includes the effects of the acquisition of Spectrum Communities in May 2004.
(4)	Debt excludes accounts payable and other liabilities, customer deposits, income taxes payable and community development district obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue recognition—Tower Homebuilding.    Revenue recognition for multi-family condominiums (tower) residences under construction commences and continues to be recognized on the percentage-of-completion method where the planned construction period is greater than one year and the requirements of SFAS 66, as described below, are met. Revenue is recorded as a portion of the value of non-cancelable tower unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund of its deposits except for non-delivery of the residence, (3) a substantial percentage of residences in the tower are under non-cancelable contracts, (4) collectibility of sales prices are reasonably assured and (5) costs can be reasonably estimated. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. We collect deposits at a level that we believe is significant enough to ensure the collectibility of the full purchase price when the units are delivered at their completion. After entering into a sales agreement, our tower residence purchasers typically provide us with cash payments of approximately 10% to 20% of the total purchase price of the tower residence. Actual revenues and costs to complete building construction in the future could differ from our current estimates. If our estimates of tower revenues and development costs are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change. In November 2006, the FASB ratified EITF Issue No. 06-8, Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums (EITF 06-8). EITF 06-8 provides guidance in assessing the collectibility of the sales price which is required in order to recognize profit under the percentage-of-completion method pursuant to SFAS 66. See Note 1 to the consolidated financial statements under Item 8 of this document.

Contracts receivable.    Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. The majority of our tower buildings are registered with the Department of Housing and Urban Development (“HUD”) under the Interstate Land Sales Full Disclosure Act. The sales agreement is subject to a short rescission period, after which, the agreement becomes binding on both parties and the cash deposits become partially or entirely non-refundable, subject to HUD regulations. In those cases where we register a tower building with HUD, in the event a purchaser defaults after 15% or more of the respective purchaser’s total purchase price has been paid under the sales agreement, we are only entitled to retain the deposits in an amount equal to 15% of the total purchase price of the residence. In addition, certain states in which we are constructing towers may be more restrictive on the retention of customer deposits in the event of purchaser defaults under the sales agreement, including New Jersey which has a limit of 10% plus 100% of purchase price amounts collected toward customer-selected options. Over our previous 17 year history of building residential towers, our default rate has been approximately 1% to 2% of total sold tower units. Due to an increase in tower defaults, our default rate approximated 8% for the year ended December 31, 2006. Actual contract defaults may differ from our current estimates.

Revenue recognition—Amenity Membership and Operations.    Revenues from amenity operations include the sale of equity memberships and marina slips, non-equity memberships, billed membership dues and fees for services provided. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales and the related cost of sales are initially recorded under the cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based upon changes in circumstances. If we can demonstrate that we are likely to recover proceeds in excess of remaining carrying value, the full accrual method is then applied. Non-equity membership initiation fees represent initial payments for rights to use the amenity facilities. The non-equity membership initiation fees are deferred and amortized to amenity membership revenues over 20 years, which represents the estimated average depreciable life of the amenity facilities. Dues are billed on an annual basis in advance and are recorded as deferred revenue and then recognized as revenue ratably over the term of the membership year. Revenues for services are recorded when the service is provided.

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

Stock–based compensation expense.    Prior to January 1, 2006, we accounted for stock option awards granted in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, (SFAS 123). Share-based employee compensation expense related to stock options was not recognized in our consolidated statements of income prior to January 1, 2006, as all stock options granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a lattice option-pricing model as discussed in Note 18 of our condensed consolidated financial statements included under Item 8 of this document. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting period of the options. For 2005 and 2006 stock option awards expected volatility is based on historical volatility of our stock. For stock option awards prior to 2005, expected volatility was based on an average of our homebuilding peer group. The risk-free rate for periods within the contractual life of the option is based on the yield curve of a zero-coupon U.S. Treasury bond on the date of option measurement with a maturity equal to the expected term of the option granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected term of stock option awards granted is derived primarily from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

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

Impairment of long-lived assets held for use and long-lived assets to be disposed of.    Real estate inventories considered held for sale including land intended for sale and completed tower residences and homes are carried at the lower of cost or fair value less costs to sell. Property and equipment are recorded at cost less accumulated depreciation and depreciated on the straight-line method over their estimated useful lives. Whenever events or circumstances indicate that the carrying value of property and equipment and real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development may not be recoverable, we compare the carrying amount of the asset to the undiscounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows. If our estimate of the future cash flows is significantly different from actual cash flows, we may prematurely record an impairment loss related to the asset, we may underestimate the value of the calculated impairment or we may fail to record an impairment loss.

Goodwill.    Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the goodwill to its carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Several factors are used to evaluate goodwill, including management’s plans for future operations, recent operating results and estimated future revenues and costs. Due to the uncertainties associated with such estimates, our conclusion regarding goodwill impairment could change and result in future goodwill impairment.

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

RESULTS OF OPERATIONS

Overview

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
Total revenues	$2,053,698	$2,601,810	$1,805,617
Total gross margin (a)	$250,378	$598,719	$407,989
Net income	$9,014	$186,150	$120,203

(a)	Our gross margin includes overhead expenses directly associated with each line of business. See the consolidated statements of income for the details of other components that are part of consolidated income before minority interest and income taxes for each period.

Reduced demand for our products and services experienced by each of our principal lines of business and impairment and option termination charges contributed to decreases in revenues and gross margin for 2006. For the year ended December 31, 2006, total revenues, gross margin and net income decreased 21.1%, 58.2% and 95.2%, respectively. Including impairment charges, our traditional homebuilding operations reported an 8.8% decrease in revenues and a 46.7% decrease in gross margin. Our tower homebuilding operations reported a 29.6% decline in revenues and a 48.1% decline in gross margin. Our real estate services revenues and gross margins declined 30.2% and 77.6%, respectively.

During 2006, we recorded, on a pre-tax basis, homebuilding and amenity related asset impairment losses of approximately $98.2 million and write-offs of approximately $41.4 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts. The asset impairments and write-offs were recorded to costs of sales. To the extent that we terminate other land and lot option contracts, we would incur additional write-offs. Pre-tax income was favorably impacted by $10.7 million in hurricane insurance recoveries and gain on the sale of a portion of our investment in our mortgage banking joint venture and gain on the sale of a hotel property.

The effective tax rate for the years ended December 31, 2006 and 2005 was 5.7% and 39.1%, respectively. The reduction in our effective tax rate for 2006 was primarily due to a recurring manufacturing tax credit and recognition of approximately $2.4 million in tax benefits from tax positions asserted in prior year tax returns on which the statute of limitations has expired.

Revenues, gross margin and net income for the twelve months ended 2005 were positively impacted by the sale of approximately 500 acres of undeveloped land in Jupiter, Florida for $100.0 million. This transaction produced approximately $77.0 million of gross margin.

We have continued to experience a decline in traditional and tower homebuilding new unit orders. The slowdown appears to have begun in the fourth quarter of 2005 and continued to impact us throughout 2006. For the year ended December 31, 2006, the aggregate value of combined traditional and tower homebuilding new orders declined to $653.8 million compared to $2.3 billion in the same period a year ago, while the number of new unit orders declined to 815 units compared to 2,761 units in 2005. The average price of the combined homebuilding new orders decreased 1.6% to $802,000, primarily as a result of a shift in mix of homes sold, including disproportionately larger declines in the demand for active adult homes in the West Coast Florida region, which typically carry lower sales prices than our company average.

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

With little visibility as to when market conditions are likely to improve, we have been taking steps to reduce costs to partially offset variances caused by the current unfavorable business environment. We are reducing overhead, improving operating efficiency, and looking for ways to reduce construction costs. In addition, we have reduced our expected land purchases and development activities.

In February 2007, we announced the retention of Goldman Sachs to assist our Board and senior management in a thorough review of our business plans, capital structure, and growth prospects, with the objective of enhancing value for all our shareholders. We are fully engaged with Goldman Sachs in the process to identify and evaluate a range of strategic alternatives. We will provide periodic updates on those most likely to increase shareholder value and our specific course of action.

Homebuilding

Traditional homebuilding

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
Revenues	$1,068,393	$1,181,678	$753,328
Gross margin	$113,339	$215,959	$132,079
Gross margin percentage	10.6%	18.3%	17.5%
Homes closed (units)	1,577	2,346	1,663
Average selling price per home closed	$677	$504	$453
Lot revenues	$38,093	$31,328	$21,011
Net new orders for homes (units)	750	1,795	2,658
Contract values of new orders, net	$553,623	$1,211,531	$1,148,697
Average selling price per new order, net	$738	$675	$432

	As of December 31,
	2006	2005	2004
Backlog (units)	870	1,697	2,109
Backlog contract values	$682,577	$1,191,439	$1,001,618
Average sales price in backlog	$785	$702	$475

Year ended December 31, 2006 compared to year ended December 31, 2005

Traditional home revenues decreased 9.6% for the year ended due to the 32.8% decline in home deliveries partially offset by the 34.3% increase in the average selling price per home closed. The increased average selling price per home closed resulted from closing a larger portion of homes in our higher priced communities and by the $1.2 million average price achieved by our Mid-Atlantic U.S. market. The Florida and Northeast U.S. markets achieved an average selling price per home closed of $644,000 and $562,000, respectively.

During 2006, we closed 1,312 units in our Florida market compared to 1,916 in 2005. In addition to the overall softening in the demand for new homes as well as an over supply of homes available for sale, the decrease in Florida home deliveries was also impacted by reduced backlog and higher cancellation rates from existing communities. The Northeast U.S. and Mid-Atlantic U.S. markets closed a combined 265 units, compared to 430 units in 2005.

Lot revenues increased $6.8 million for the year. Lot gross margin percentages for the year ended December 31, 2006, and 2005 were 16.8% and 27.5%, respectively. Lot gross margin percentages for the year ended 2006 were negatively impacted by asset impairment losses of $8.8 million recorded to finished lot inventory in one community located in our West Coast Florida region. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary driver of the traditional homebuilding segment and therefore will fluctuate from time to time.

The decrease in the home gross margin percentage to 10.6% from 18.3% in 2005 was primarily due to asset impairment losses, costs associated with the termination or probable termination of land and lot option contracts, increased utilization of discounts and sales incentives offset by income from retained customer deposits. The portion of the asset impairment and option termination costs charged to traditional homebuilding costs of sales totaled $117.2 million. Excluding such charges, gross margin of $230 million equated to 21.6% of revenues.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, real estate inventories considered held for sale, including completed homes, are carried at the lower of cost or fair value less cost to sell. Whenever events or circumstances indicate that the carrying value of real estate inventories considered held and used, including land and land improvements and homes under development may not be recoverable, we compare the carrying amount of the asset to the undiscounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows.

As a result of the continuing decline in demand for new homes as well as an oversupply of homes available for sale in our markets that worsened during the first three quarters of 2006, we made a decision in late 2006 to increase our focus on liquidating certain finished homebuilding product or lowering sales prices in certain communities to meet the competitive market. As a result of the change in sales and marketing strategy, we re-evaluated our undiscounted expected cash flows related to certain communities under development and the fair value less cost to sell for certain finished homebuilding product. The result of the re-evaluation was the recording of $86.8 million of asset impairment losses and post-closing settlement costs related to one community located in our West Coast Florida region. In our Northeast U.S. and Mid-Atlantic U.S. markets, we recorded $912,000 and $1.5 million of asset impairment losses related to certain completed single and multi-family homes, respectively. No impairment losses were recorded in 2005. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional projects for potential impairment which may result in additional impairment charges and such charges could be significant.

We periodically write off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. Home gross margin percentages for 2006 were negatively impacted by $26.3 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts and a 110.0% increase in discounts and sales incentives utilized to motivate customers to buy and close on their units. Should the current weak homebuilding market conditions persist and if we are unable to successfully renegotiate certain land purchase contracts, we may have to write off additional earnest money deposits and pre-acquisition costs. Discounts and sales incentives affect our gross margin by reducing the selling price of the home or by increasing the cost of the home without a proportional increase in the selling price. Discounts and sales incentives charged against home gross margin totaled 550 basis points of revenue in 2006 compared to 230 basis points for 2005.

The Florida market achieved an increase in home gross margin percentage before asset impairment losses and lot option write-offs to 22.9% compared to 19.1% primarily due to the increase in deliveries of higher margin single family homes compared to a greater proportion of deliveries in lower margin multi-family units in the prior period. The Mid-Atlantic U.S. market achieved an increase in home gross margin percentage before asset impairment losses and lot option write-offs of 19.3% compared to 15.9% achieved in 2005 primarily due to a change in the mix of product. As a result of increased customer defaults, the Florida, Northeast U.S. and Mid-Atlantic U.S markets gross margins were positively impacted by retained customer deposits of $5.7 million compared to $437,200 for 2005.

Contract values of new orders decreased 54.3% primarily due to the decline in the number of new orders, partially offset by an increase in average selling price. For 2006, our Florida and Mid-Atlantic U.S. markets had declines of 1,070 units and 59 units, respectively, compared to 2005. The Northeast U.S. market had an increase of 84 units compared to 2005, primarily due to the addition of one new community and the re-opening of one community which closed in 2005 due to permitting delays.

The 42.7% decrease in backlog contract values reflects a 48.7% decrease in backlog units combined with an 11.8% increase in the average sales price of homes under contract to $785,000 in 2006 compared to $702,000 in 2005. The increase in average sales price of homes under contract can be attributed to a shift in product mix. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in all our markets, increased delivery of homes from backlog and an increase in our cancellation rate. Our cancellation rate on traditional homes was approximately 40.5% of contracts signed, as compared to 12.5% in 2005. Based on recent cancellation experience, it is possible that we will not completely deliver the 870 units in backlog at December 31, 2006.

During 2006, we used significant incentives and discounts to sell units. We employ a wide range of sales incentives to market our homes to prospective buyers, particularly in the current business environment. These incentives are an important aspect of our sales and marketing of homes, and we rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of unsold homes. Without the use of these marketing incentives, our ability to sell homes would be adversely impacted.

Year ended December 31, 2005 compared to year ended December 31, 2004

Traditional home revenues and home deliveries increased 56.9% and 41.1%, respectively. The increases in revenues and home deliveries were achieved in the Florida market and from the growing contributions from the Northeast U.S. market which we entered in May 2004 and the acquisition in the Mid-Atlantic U.S. market of Renaissance Housing Corporation in February 2005. The Florida market contributed $255.9 million to the increase in revenues and delivered an incremental 483 homes. The increases in Florida revenues and home deliveries were due to construction delays caused by the hurricanes and permitting delays in late 2004 that pushed home deliveries into 2005 and the routine delivery of homes from our increased backlog. The Northeast U.S. and Mid-Atlantic U.S. markets contributed $14.9 million and $157.5 million to the increase in revenues and an incremental 63 and 137 home deliveries, respectively.

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

The 80 basis point increase in the gross margin percentage was due to the 7.0% increase in the average selling price per home closed in Florida, lower discounts and incentives in the current year, the $6.0 million decease in amortization of the inventory step-up from our Northeast U.S. market year over year, offset by the $5.7 million amortization of the inventory step-up of real estate inventories associated with the acquisition of Renaissance Housing Corporation and additional cost of sales relief that resulted from the revision of our capitalization of interest. Gross margin percentage for 2005 was reduced by approximately 90 basis points due to the revised calculations of capitalized interest as compared to the prior year.

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

The 19.0% increase in backlog contract values is related to a 47.8% increase in the average sales price of homes under contract. The 19.5% decrease in backlog units can be attributed to decreased homebuilding sales noted above and, to a lesser extent, the 133 units and $73.6 million decline in the Northeast U.S. market offset by 102 units and $131.6 million from Mid-Atlantic U.S. markets.

Tower homebuilding

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
Revenues	$729,516	$1,035,747	$817,356
Gross margin	$139,816	$269,255	$241,913
Gross margin percentage	19.2%	26.0%	29.6%
Net new orders (units)	65	966	1,140
Contract values of new orders, net	$100,160	$1,039,060	$1,157,913
Average selling price per new order, net	$1,541	$1,076	$1,016

	As of December 31,
	2006	2005	2004
Cumulative contracts (units)	1,297	1,870	1,467
Cumulative contract values	$1,521,420	$1,987,107	$1,616,998
Less: Cumulative revenues recognized	(1,292,841)	(1,129,169)	(764,433)

Backlog contract values	$228,579	$857,938	$852,565

Towers under construction recognizing revenue during the year	24	29	23

Year ended December 31, 2006 compared to year ended December 31, 2005

Tower revenues recognized using the percentage-of-completion method and sale of completed tower units decreased $263.0 million and $48.1 million, respectively. Tower revenues were favorably impacted by $4.8 million in forfeited deposits compared to $200,000 in 2005. The decline in tower unit sales in buildings under construction and less progression of percentage-of-completion contributed to the decline in percentage-of-completion revenues. Twenty-four towers with a total sellout value of $2.4 billion were under construction and recognizing revenue during the year ended December 31, 2006 compared to 29 towers with a total sellout value of $3.0 billion in 2005. The decrease in revenue from the sale of completed tower units is primarily due to the general decline in tower sales activities.

For the year ended December 31, 2006, tower gross margin was impacted by several changes in estimated revenues and costs, including primarily (1) a $13.1 million increase in interest costs associated with increased tower construction cycle times, (2) a $6.2 million increase in insurance costs, (3) a $13.5 million increase to the contract receivable default reserve, (4) a $12.1 million increase in tower construction costs related primarily to design revisions and (5) a $5.5 million increase in incentives and sales discounts and other costs. We did not record any increase to the contract receivable default reserve in 2005. The changes in estimates of tower construction costs are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be impacted by any additional changes in estimates.

For the year ended December 31, 2006, we recorded 111 gross new orders with a contract value of approximately $146.7 million offset by the default of 46 contracts with a contract value of approximately $46.5 million. The number of net new orders and contract values of new orders decreased 901 units and $938.9 million for 2006. During 2006, we converted one tower with 11 new orders compared to 10 towers with 595 new orders in the comparable prior year period. The average selling price per new order, net increased to $1.5 million from $1.1 million in 2005. Similar to the traditional homebuilding division, our tower division experienced a significant decline in new orders, partly due to the increased supply of existing tower units for sale on the market in Florida, as well as reduced participation in the new home market by investors and speculators.

The 73.4% decrease in backlog contract values was due to a 14.5% increase in cumulative revenues recognized and a 23.4% decrease in cumulative contract values. The increase in cumulative revenues recognized is related to the progression of percentage-of-completion. The decrease in cumulative contract values was due to a $568.2 million reduction in cumulative contracts associated with 14 towers that were completed and delivered to buyers during the 12 months ended December 31, 2006 offset by a $102.5 million increase in contract values in new and existing towers.

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

Real estate services

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
Revenues	$109,421	$156,740	$135,321
Gross margin	$5,431	$24,271	$21,652
Gross margin percentage	5.0%	15.5%	16.0%

Year ended December 31, 2006 compared to year ended December 31, 2005

Real estate services revenues, including real estate brokerage, mortgage banking, and title operations decreased 30.2% primarily due to a decrease in the volume of transactions and a decrease in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations and the sale of our mortgage banking operations.

Prudential Florida WCI Realty brokerage transaction volume decreased 30.5% to 7,842 closings from 11,285. The decrease in the number of transactions is primarily due to the decline in demand for homes in the Florida market. In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc., to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and re-sales customers beginning in the third quarter of 2006. WCI Mortgage LLC is accounted for as an unconsolidated joint venture in our financial statements.

The decrease in gross margin percentage was primarily due to higher overhead costs associated with the addition of 17 new Prudential Florida WCI Realty locations and additional agents in 2006 combined with the impact of declining real estate brokerage revenues and a $1.0 million loss related to the planned office closings and lease termination payments related to 14 less profitable locations.

Year ended December 31, 2005 compared to year ended December 31, 2004

Real estate services revenues increased 15.8% due to an increase in the volume of transactions and an increase in the average sales price per transaction associated with our Prudential Florida WCI Realty brokerage operations. Prudential Florida WCI Realty brokerage transaction volume increased 3.1% to 11,285 closings from 10,949 in 2004. The increase in the number of transactions is due to the opening of new offices, the relocation of existing offices to better locations, sales office acquisitions, and general growth in the real estate market. Compared to 2004, the average brokerage transaction price increased 19%, due to favorable real estate market conditions. The gross margin percentage declined slightly due to reduced fourth quarter transaction volume that was largely attributed to the effects of Hurricane Wilma.

Other revenues and cost of sales

Amenity membership and operations

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
Revenues	$88,528	$78,618	$51,433
Gross margin	$(7,821)	$(3,795)	$(3,486)
Gross margin percentage	(8.8%)	(4.8%)	(6.8%)

Year ended December 31, 2006 compared to year ended December 31, 2005

Total amenity membership and operations revenues increased 12.6% due primarily to the increase in membership dues and amenity service revenues offset by a decrease in equity and marina slip revenues.

The 45.5% increase in membership dues and amenity service revenues was primarily due to the consolidation of two existing partnerships effective January 1, 2006. Tiburon Golf Ventures Limited Partnership and Pelican Landing Golf Resort Ventures Limited Partnership were consolidated into our financial statements, as a result of implementing Emerging Issues Task Force (EITF) consensus opinion No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar

Entity When the Limited Partners Have Certain Rights (See Note 1 to our consolidated financial statements). In addition, initial operations of new amenity facilities located throughout the Florida market and increasing annual membership dues contributed to the growth in operating revenues. Equity membership revenues decreased $13.7 million primarily due to the continued reduced demand for luxury golf club memberships and increased competition in the Florida country club market.

The increase in the amenity loss was primarily due to a $4.5 million asset impairment recorded to a marina facility located in our East Coast Florida region. Amenity gross margins were positively impacted by the $4.4 million of gross margin contributed by our recently consolidated joint ventures and 52.9% reduction in corporate amenity overhead. Amenity gross margins continue to be adversely impacted by increased start-up deficits associated with new amenity operations and the slow absorption of luxury golf equity membership sales.

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

Land Sales

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
Revenues	$11,739	$110,330	$20,898
Gross margin	$6,789	$84,513	$9,528
Gross margin percentage	57.8%	76.6%	45.6%

Year ended December 31, 2006 compared to year ended December 31, 2005

During 2006, we sold 6 commercial parcels located in our Florida market for $9.1 million in revenue with a gross margin of 63.3% and 1 commercial parcel located in our Northeast U.S. market for $2.6 million in revenue with a gross margin of 38.8%. Land sales are ancillary to our overall operations and are expected to continue in the future, but will significantly fluctuate.

Year ended December 31, 2005 compared to year ended December 31, 2004

In May 2005, we closed on the sale of a 506 acre parcel in Jupiter, Florida for $100.0 million in revenue and $76.6 million in gross margin.

Other Revenues and Costs of Sales

Other revenues and cost of sales includes our property management operations which are an ancillary business primarily providing management services to our communities and other miscellaneous revenues and costs. In addition to the operating results of our property management business, other cost of sales for the year ended December 31, 2006 includes the write-off of approximately $14.5 million in forfeited deposits and pre-development costs associated with the termination of three land and lot option contracts.

Other income and expense

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
Equity in losses from joint ventures, net	$603	$1,386	$1,206
Other income	(6,165)	(10,804)	(26,250)
Hurricane (recoveries) costs, net	(6,646)	4,324	1,236
Selling, general and administrative expense, including real estate taxes	193,218	215,632	176,143
Interest expense, net	35,600	35,816	43,443
Expenses related to early repayment of debt	455	26,167	—

Year ended December 31, 2006 compared to year ended December 31, 2005

Equity in losses from joint ventures for the year ended December 31, 2006 decreased primarily due to elimination of equity method accounting as a result of consolidating the two existing joint ventures (See Note 1 to our consolidated financial statements).

Other income for 2006 includes approximately $2.6 million from the gain on the sale of a portion of our ownership in WCI Mortgage, LLC, $1.4 million from the gain on the sale of a hotel property and approximately $2.2 million of interest income on mortgages notes and customer deposits and other non—operating fee income and expenses. For 2006, we recorded $6.6 million in insurance recoveries related to damages caused by Hurricane Ivan to our properties near Pensacola, Florida.

Selling, general and administrative expenses, (SG&A) including real estate taxes, decreased 10.4% to $193.2 million. General and administrative costs decreased approximately 18.1% primarily due to a $17.3 million decrease in performance incentive compensation expense and reduction in staffing offset by a $2.5 million increase in stock based compensation expense and a $3.3 million increase in insurance costs. Sales and marketing expenditures decreased 9.1% during 2006 primarily due to the decrease in sales office and direct marketing costs related to reduced sales levels. As a percentage of total revenues, SG&A, including real estate taxes, increased to 9.4% in 2006 from 8.3% in 2005.

Interest incurred increased 20.7% primarily as a result of the increase in the weighted average debt balance for 2006 as compared to 2005. The increase in overall debt was primarily related to increased development activities, land acquisitions, homebuilding and tower construction and common stock repurchases over the last 12 months as well as reduced cash flow from homebuilding and real estate services operations and land sales. Interest capitalized increased 29.3% primarily due to the change in the mix of real estate inventories under development in each period.

In December 2005, we commenced a tender offer and consent solicitation for our outstanding 10 5/8% senior subordinated notes (10 5/8% Notes). As of March 31, 2006, we completed the repurchase of the remaining outstanding $5.4 million principal amount of the 10 5/8% Notes. We recognized expenses related to this debt redemption of approximately $455,000.

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

On October 24, 2005, Hurricane Wilma disrupted business in a portion of the our Florida market, including Miami, Fort Lauderdale, West Palm Beach/Boca Raton, Marco Island, Naples and Fort Myers/Cape Coral areas. We sustained damage to landscaping at our amenities facilities, properties under development, traditional homes under construction and certain towers. We also experienced incremental costs resulting from storm preparation, cleanup and business interruption. For the year ended 2005, we recorded $12.0 million in expenses relating to the damaged properties without reduction for potential insurance recoveries, which could not be determined at the time.

Selling, general and administrative expenses, including real estate taxes, (SG&A) increased 22.4% to $215.6 million from $176.1 million in 2004. General and administrative costs increased 32.1% primarily due to the increase in salaries and benefits related to increased staffing associated with the continued expansion of our business, the addition of our Northeast and Mid-Atlantic U.S. operations, an increase in estimated incentive compensation for achievement of Company performance goals, as well as a $2.5 million retirement bonus paid to our retired Chief Executive Officer. Marketing expenditures increased 17.2% due to increased advertising in new and existing communities, an increase in costs associated with opening sales offices, incremental costs from operating existing sales offices and the addition of our Northeast and Mid-Atlantic U.S. operations. As a percentage of total revenues, SG&A decreased to 8.3% in 2005 from 9.8% in 2004.

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

In December 2005, we commenced a tender offer and consent solicitation for our outstanding 10 5/8% senior subordinated notes (10 5/8% Notes). As of December 31, 2005, we had repurchased approximately $345.0 million principal amount of the 10 5/8% Notes. We recognized expenses related to this debt redemption of approximately $26.2 million.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of December 31, 2006, we had $41.9 million of cash and cash equivalents and approximately $426.2 million available to draw under our senior unsecured credit facility.

Cash flows from operations declined compared to 2005 due to increased capital investments in real estate inventories. Including land acquisitions, net additions to real estate inventories were approximately $372.7 million for the year ended 2006 compared to $58.3 million in 2005. The majority of this increase resulted from greater unsold home inventories due to reduced demand and the increase in contract cancellation rates. Traditional homebuilding sales contract cancellation rates (including defaults) increased to 40.5% from 12.5% in 2005. During 2006, we acquired approximately $54.9 million in additional land compared to $159.9 million in 2005. In conjunction with the lower overall demand for homebuilding product we are currently experiencing, we continue to re-evaluate all projected future land development spending, home and tower construction spending, amenity development plans and contractual arrangements to acquire developed and undeveloped land parcels and lots.

For 2006, our cash flows from operations were also impacted by a $146.0 million increase in contracts receivable reflecting the increase in percentage-of-completion revenue recognition in tower units under contract that are now being constructed. We delivered 638 tower units during 2006, which provided net cash inflows of approximately $459.0 million. We expect to collect a significant portion of the remaining contracts receivable in 2007 as 9 tower closings (approximately 1,100 units with cash inflow of approximately $1.0 billion) are planned to occur, allowing delivery of units to residents. Our contracts receivable at December 31, 2006 includes approximately $85.5 million related to 58 contracts that have not closed on the underlying units although the tower buildings have been completed. As of mid-February 2007, the number of unclosed units has been reduced to 15, totaling approximately $30.2 million in contracts receivable. We have granted these tower buyers extensions to close. If we do not collect these contract receivables due to various contingencies, including buyer defaults and rescission claims, we may receive less cash than we expect. An analysis of our tower contracts receivable balance indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Several individual or entity purchasers have multiple units under contract accounting for several hundred units in the aggregate. Many of these units may be held for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

We are experiencing an increase in the number of Florida condominium contract purchasers who are claiming that various factors, including increasing insurance costs, provide them rescission rights under Florida law. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposit. For the year ended December 31, 2006, 46 customers defaulted on the obligation to close the purchase of the tower unit. Over our previous 17 year history of building residential towers, our default rate has been approximately 1% to 2% of total sold tower units. Due to an increase in tower unit defaults, our default rate, which includes units anticipated to default that are not yet closed, approximated 8% for the year ended December 31, 2006. Our historical default rates may not be indicative of future default rates. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction. Due to various contingencies, like delayed construction and buyer defaults and rescission claims, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could affect our financial condition and results of operations. If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be lower than expected.

For 2006, approximately $41.2 million of cash was used in investing activities to develop golf courses and club facilities and corporate facilities and $12.4 million was invested in a land development joint venture formed in January 2006.

For 2006, financing activities provided net cash from borrowings on the senior unsecured credit facility (the Credit Facility), the revolving credit construction loan agreement (the Tower Facility), other project loans and the issuance of $65.0 million of junior subordinated notes. The proceeds from junior subordinated notes were used to repay a portion of the outstanding balance of the senior unsecured credit facility. We repurchased the remaining $5.4 million of our outstanding 10 5/8% senior subordinated notes due 2011. We used $94.8 million in cash to repurchase three million shares of our common stock and to purchase capped one year call options on five million shares of our common stock.

We utilize a senior unsecured revolving credit facility (the Credit Facility) to fund land acquisitions, land improvements, homebuilding and tower development and for general corporate purposes. In June 2006, we entered into a new Credit Facility agreement, which replaced the previous $875.0 million revolving credit agreement. The Credit Facility provides for a $930.0 million revolving loan, which may increase to $1.5 billion if additional commitments are obtained from qualified lenders. The loan matures June 2010, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The Credit Facility allows an allocation of the unused balance for issuance of a maximum of $372.0 million of stand-by letters of credit of which $33.8 million was outstanding at December 31, 2006. Under the Credit Facility, we are required to maintain an adequate borrowing base. At December 31, 2006, the borrowing base calculation was in excess of the drawn commitment amounts. The principal financial covenants of our Credit Facility include the following, as defined in the agreement: (1) Minimum Adjusted Tangible Net Worth may not be less than $932.0 million plus 50% of net income earned after March 31, 2006 plus 50% of the aggregate proceeds of equity offerings after the closing date, (2) Total Debt to Adjusted Tangible Net Worth cannot exceed 2.25 to 1.0, (3) EBITDA to Fixed Charges cannot be less than 2.0 to 1 and (4) the number of Unsold Units financed under this Agreement may not exceed thirty five percent (35%) of the aggregate number of closed sales of Units for the immediately preceding four (4) fiscal quarters. At December 31, 2006, approximately $503.8 million was outstanding on this facility.

We utilize a revolving tower construction facility (the Tower Facility) to fund the majority of our tower development activities. The loan agreement provides for a $390.0 million revolving tower construction loan, which may increase to $440.0 million if certain conditions are met. The loan matures December 2008, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The principal financial covenants of our Tower Credit Facility include the following, as defined in the Tower Facility: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined, must be at least $600.0 million. At December 31, 2006, approximately $339.7 million was outstanding on this facility.

In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc. to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the sale of our mortgage banking operations, we repaid the outstanding balance on the $23.0 million bank warehouse facility and terminated the facility.

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

At December 31, 2006, $525.0 million of senior subordinated debt was outstanding. Under our senior subordinated indenture agreements, we are required to maintain certain financial and operational covenants that may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, subject to certain exceptions, in order to incur additional debt, we are required to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization and other non-cash income and expenses) to interest incurred coverage ratio of 2.0 to 1.0 or maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued.

In January 2007, as a result of our significant debt leverage, Standard and Poor’s Rating Services (S & P) and Moody’s Investor Service (Moody’s) lowered our corporate credit rating to B+ from BB- and B2 from B1, respectively. S & P and Moody’s also lowered their credit rating on our subordinated debt to B- from B and Caa1 from B2, respectively.

In connection with the reduction in our credit rating by Moody’s on our subordinated debt, a holder of our $125.0 million, 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) may now convert all or a portion of such Convertible Notes.

Upon conversion of the Convertible Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the Convertible Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the Convertible Notes. As of December 31, 2006, the cash conversion price per $1,000 aggregate principal amount of Convertible Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

At December 31, 2006, we were in compliance in all material respects with all of the covenants, limitations and restrictions under our Credit Facility, Tower Facility, Term Note, senior subordinated notes and subordinated notes.

During 2007, it is possible that our EBITDA to Fixed Charges, as defined in our Credit Facility and Term Note, may be less than 2.0. In that event, we will be required to seek an amendment or waiver from the lenders under our Credit Facility and Term Note. We are currently negotiating with our lenders to amend the Credit Facility and Term Note to allow our EBITDA to Fixed Charges ratio to be less than 2.0. We believe that we will be successful in obtaining such amendment during the first quarter of 2007. If we are not successful in obtaining a timely amendment and the EBITDA to Fixed Charges ratio requirement is not met, we will seek a waiver during the second quarter of 2007. If neither an amendment or waiver is obtained, we believe that we have other financing alternatives available to us, including refinancing our existing indebtedness with some or all of the current lenders or replacing all of our existing indebtedness with other credit facilities. Any such alternative financing, however, is likely to be more costly and/or require us to grant collateral.

If we are unsuccessful in these negotiations, and we are unable to find alternative financing, an event of default would occur under the Credit Facility and Term Note. If an event of default were to occur, it would also result in a cross-default under certain of our other debt instruments, including our Tower Facility. If the event of default under the Credit Facility, Tower Facility and/or Term Note is not cured, all of the lenders under each of such debt facilities could elect to declare all amounts outstanding under such facilities to be due and payable and terminate all commitments to extend further credit. An acceleration under our Credit Facility, Tower Facility and/or Term Note would also trigger a cross-default under the indentures governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. If an event of default was to occur, and we are unable to find alternative financing, we may not have sufficient assets to repay the outstanding debt that is accelerated.

In October 2005, our Board of Directors authorized the repurchase of up to five million shares of our common stock from time to time. In September 2006, our Board of Directors authorized the repurchase of an additional three million shares. During the year ended December 31, 2006, we repurchased three million shares at an average price of $23.02 under the program. In connection with our common stock repurchase program, in September 2006 we entered into an agreement which allowed us to enter into a series of capped one-year call option transactions with respect to five million shares of our common stock. We agreed to pay approximately $25.7 million to an investment bank upon establishment of the capped call option contracts. The strike prices for each call option transaction is based upon the average purchase price paid by the investment bank to purchase our common stock to hedge such transaction. We expect that each call option will mature and be settled one year after such call option contract was established. We will have the option to elect to settle each transaction by physical settlement, modified physical settlement, cash settlement or net share settlement.

The following table summarizes our payments under debt, operating lease and purchase obligations as of December 31, 2006:

(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$16,913	$12,832	$9,099	$7,045	$4,669	$3,479	$54,037
Land options and contracts (1)	133,090	200,117	—	—	—	—	333,207
Other purchase obligations (2)	200,465	5,862	—	—	—	—	206,327
Debt (3)	15,686	345,888	1,687	803,846	—	815,000	1,982,107

Total obligations (4)	$366,154	$564,699	$10,786	$810,891	$4,669	$818,749	$2,575,678

(1)	During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of December 31, 2006, we had option agreements and purchase contracts aggregating approximately $333.2 million, net of deposits, to acquire approximately 1,285 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $22.9 million at December 31, 2006.
(2)	Other purchase obligations principally consist of contractual obligations with third-party general contractors to provide goods and services to our tower homebuilding segment and purchase commitments associated with land acquired.
(3)

The $815.0 million of debt included in the thereafter column includes $125 million of convertible debt with certain call features which allow the Company to redeem all or some of the convertible notes under certain circumstances beginning in August 2006. In addition, the holders of the convertible notes may require the Company to repurchase the notes in August 2008, 2013 and 2018, upon the occurrence of a change in control or the reduction in credit rating by our rating agencies as defined in the indentures. The $803.8 million of debt included in 2010 is related to our Credit Facility and Term Note. At December 31, 2006, we were in compliance in all material respects with all of the covenants, limitations and restrictions under our Credit Facility, Tower Facility, Term Note, senior subordinated notes and subordinated notes. During 2007, it is possible that our EBITDA to Fixed Charges, as defined in our Credit Facility and Term Note, may be less than 2.0. In that event, we will be required to seek an amendment or waiver from the lenders under our Credit Facility and Term Note. We are currently negotiating with our lenders to amend the Credit Facility and Term Note to allow our EBITDA to Fixed Charges ratio to be less than 2.0. We believe that we will be successful in obtaining such amendment during the first quarter of 2007. If we are not successful in obtaining a timely amendment and the EBITDA to Fixed Charges ratio requirement is not met, we will seek a waiver during the second quarter of 2007. If neither an amendment or waiver is obtained, we believe that we have other financing alternatives available to us, including refinancing our existing indebtedness with some or all of the current lenders or replacing all of our existing indebtedness with other credit facilities. Any such alternative financing, however, is likely to be more costly and/or require us to grant collateral. If we are unsuccessful in these negotiations, and we are unable to find alternative financing, an event of default would occur under the Credit Facility and Term Note. If an event of default were to occur, it would also result in a cross-default under certain of our other debt instruments, including our Tower Facility. If the event of default under the Credit Facility, Tower Facility and/or Term Note is not cured, all of the lenders under each of such debt facilities could elect to declare all amounts outstanding under such facilities to be due and payable and terminate all commitments to extend further credit. An acceleration under our Credit

Facility, Tower Facility and/or Term Note would also trigger a cross-default under the indentures governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. If an event of default was to occur, and we are unable to find alternative financing, we may not have sufficient assets to repay the outstanding debt that is accelerated. Debt obligations exclude contingent payment amounts that are based on third party approvals and future interest payments.

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

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At December 31, 2006, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which $15.5 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee up to 60% of the principal amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of December 31, 2006, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs and we did not have any material lot purchase arrangements in which we concluded that we were compelled to exercise the option. As of December 31, 2006, we had land and lot option contracts aggregating $333.2 million net of deposits, to acquire approximately 1,285 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $22.9 million at December 31, 2006.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2006, we had approximately $34.5 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $178.9 million at December 31, 2006, are typically outstanding over a period of approximately one to five years.

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

In general, if interest rates increase, construction and financing costs could increase, which would result in lower future gross margins. Increases in home mortgage interest rates may make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue.

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

We utilize fixed and variable rate debt. Changes in interest rates on fixed–rate debt generally affect the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally do not impact the fair market value of the instrument but does affect our earnings and cash flow. We are exposed to market risk primarily due to fluctuations in interest rates on our variable rate debt. We hedged a portion of our exposure to changes in interest rates by entering into an interest swap agreement to lock in a fixed interest rate. The swap agreement effectively fixes the variable rate cash flows on our $300.0 million of variable rate senior term note and expires December 2010. The average pay rate of the swap agreement is 6.9%. The swap agreement has been designated as a cash flow hedge and is reflected at fair value of $800,000 in the consolidated balance sheet.

The following table sets forth, as of December 31, 2006, our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (dollars in thousands).

	2007	2008	2009	2010	2011	Thereafter	Total	FMV at 12/31/06
Debt:
Fixed rate	$15,686	$6,177	$—	$—	$—	$815,000	$836,863	$760,363
Average interest rate	7.0%	7.0%	—	—	—	7.2%	7.2%
Variable rate	$—	$339,711	$1,687	$803,846	$—	$—	$1,145,244	$1,145,244
Average interest rate	—	7.1%	—	7.2%	—	—	7.2%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WCI Communities, Inc:

We have audited the accompanying consolidated balance sheets of WCI Communities, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI Communities, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 WCI Communities, Inc. changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WCI Communities, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Certified Public Accountants

February 26, 2007

Miami, Florida

Report of Independent Registered Public Accounting Firm on

Internal Controls Over Financial Reporting

The Board of Directors and Shareholders of WCI Communities, Inc.

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that WCI Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WCI Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that WCI Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WCI Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 and 2005 consolidated financial statements of WCI Communities, Inc. and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Certified Public Accountants

February 26, 2007

Miami, Florida

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of WCI Communities, Inc:

In our opinion, the accompanying consolidated statements of income, shareholders’ equity and cash flows of WCI Communities, Inc. and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Miami, Florida

February 28, 2005

WCI Communities, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$41,876	$52,584
Restricted cash	42,035	107,850
Contracts receivable	1,269,549	1,123,509
Mortgage notes and accounts receivable	28,518	51,349
Real estate inventories	1,955,793	1,687,852
Property and equipment, net	274,720	208,205
Investment in joint ventures	34,303	47,927
Other assets	107,871	128,710
Goodwill	69,098	66,293
Other intangible assets, net	8,096	7,127

Total assets	$3,831,859	$3,481,406

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$348,430	$378,299
Customer deposits	362,009	468,341
Income taxes payable	254	84,602
Community development district obligations	115,031	121,548
Senior unsecured revolving credit facility	503,846	94,050
Senior unsecured term note	300,000	300,000
Mortgages and notes payable	363,261	203,214
Senior subordinated notes	525,000	530,473
Junior subordinated notes	165,000	100,000
Contingent convertible senior subordinated notes	125,000	125,000

	2,807,831	2,405,527

Minority interests	36,629	17,257

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,583 and 46,055 shares issued, respectively	466	460
Additional paid-in capital	285,986	298,786
Retained earnings	808,482	799,468
Treasury stock, at cost, 4,693 and 1,693 shares, respectively	(108,047)	(38,987)
Accumulated other comprehensive gain (loss)	512	(1,105)

Total shareholders’ equity	987,399	1,058,622

Total liabilities and shareholders’ equity	$3,831,859	$3,481,406

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	For the years ended December 31,
	2006	2005	2004
Revenues
Homebuilding	$1,836,002	$2,248,753	$1,591,695
Real estate services	109,421	156,740	135,321
Other	108,275	196,317	78,601

Total revenues	2,053,698	2,601,810	1,805,617

Costs of Sales
Homebuilding	1,576,445	1,754,911	1,211,453
Real estate services	103,990	132,469	113,669
Other	122,885	115,711	72,506

Total costs of sales	1,803,320	2,003,091	1,397,628

Gross margin	250,378	598,719	407,989

Other Income and Expenses
Equity in losses from joint ventures	603	1,386	1,206
Other income	(6,165)	(10,804)	(26,250)
Hurricane (recoveries) costs, net of actual and estimated insurance recoveries of $8,833 and $9,000 in 2005 and 2004, respectively	(6,646)	4,324	1,236
Selling, general, administrative and other	175,887	201,031	163,536
Interest expense, net	35,600	35,816	43,443
Real estate taxes, net	17,331	14,601	12,607
Depreciation and amortization	24,592	16,037	13,717
Expenses related to early repayment of debt	455	26,167	—

Income before minority interests and income taxes	8,721	310,161	198,494
Minority interests	(837)	4,537	1,204

Income before income taxes	9,558	305,624	197,290
Income tax expense	544	119,474	77,087

Net income	$9,014	$186,150	$120,203

Earnings per share:
Basic	$.21	$4.15	$2.72
Diluted	$.21	$4.00	$2.62
Weighted average number of shares:
Basic	42,629	44,805	44,219
Diluted	43,449	46,579	45,859

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2003	43,644	$447	$279,173	$493,115	$(193)	$(13,795)	$758,747
Reissuance of common stock in connection with acquisition	439	—	4,288	—	—	5,712	10,000
Exercise of stock options	504	5	3,811	—	—	—	3,816
Stock-based compensation	25	1	850	—	—	1	852
Comprehensive income:
Net income	—	—	—	120,203	—	—	120,203
Change in fair value of derivatives, net	—	—	—	—	193	—	193

Total comprehensive income							120,396

Balance at December 31, 2004	44,612	453	288,122	613,318	—	(8,082)	893,811
Exercise of stock options	750	7	5,504	—	—	—	5,511
Tax benefit from stock option exercises	—	—	3,490	—	—	—	3,490
Stock-based compensation	—	—	1,670	—	—	—	1,670
Purchase of treasury stock	(1,000)	—	—	—	—	(30,905)	(30,905)
Comprehensive income:
Net income	—	—	—	186,150	—	—	186,150
Change in fair value of derivative, net	—	—	—	—	(1,105)	—	(1,105)

Total comprehensive income							185,045

Balance at December 31, 2005	44,362	460	298,786	799,468	(1,105)	(38,987)	1,058,622
Exercise of stock options	509	6	5,271	—	—	—	5,277
Tax benefit from stock option exercises	—	—	1,513	—	—	—	1,513
Stock-based compensation	19	—	6,104	—	—	—	6,104
Purchase of treasury stock	(3,000)	—	—	—	—	(69,060)	(69,060)
Purchase of call options associated with stock repurchase program	—	—	(25,688)	—	—	—	(25,688)
Comprehensive income:
Net income	—	—	—	9,014	—	—	9,014
Change in fair value of derivative, net	—	—	—	—	1,617	—	1,617

Total comprehensive income							10,631

Balance at December 31, 2006	41,890	$466	$285,986	$808,482	$512	$(108,047)	$987,399

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$9,014	$186,150	$120,203
Adjustments to reconcile net income to net cash used in operating activities:
Tax benefit relating to stock option exercises	1,513	3,490	—
Write-off of unamortized debt and premium issuance costs	—	3,508	—
Deferred income taxes	(63,141)	5,872	17,684
Hurricane costs	—	7,583	1,236
Depreciation and amortization	30,264	20,420	16,640
Gain on sale of interest in joint venture	(2,622)	—	—
Gain on sale of property and equipment	(1,395)	(4,931)	—
Losses from investment in joint ventures	603	1,386	1,206
Minority interests	(837)	4,537	1,204
Stock-based compensation expense	6,104	1,670	852
Asset impairment losses and land acquisition termination costs (notes 1 and 6)	121,516	—	—
Changes in assets and liabilities:
Restricted cash	65,815	51,591	(53,280)
Contracts receivable	(146,040)	(365,103)	(211,710)
Mortgage notes and accounts receivable	24,006	44,881	14,522
Real estate inventories	(372,669)	(58,288)	(212,611)
Distributions of earnings from joint ventures	3	300	1,165
Cash from consolidation of joint ventures (note 1)	1,186	—	—
Other assets	11,891	(13,921)	(1,656)
Accounts payable and other liabilities	(46,269)	27,076	22,441
Customer deposits	(106,332)	70,227	146,039
Income taxes payable	(22,219)	4,608	14,203

Net cash used in operating activities	(489,609)	(8,944)	(121,862)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(136,558)	(53,517)
Additions to property and equipment, net	(41,178)	(50,049)	(42,303)
Proceeds from sale of property and equipment	3,241	18,357	—
Proceeds from sale of interest in joint venture	3,625	—	—
Contributions to joint ventures	(13,836)	(376)	(1,875)
Distributions of capital from joint ventures	1,118	4,734	5,959

Net cash used in investing activities	(47,030)	(163,892)	(91,736)

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	For the years ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Net borrowings (repayments) on senior unsecured revolving credit facility	$409,796	$(96,680)	$190,730
Proceeds from borrowing on senior unsecured term note	—	300,000	—
Proceeds from borrowings on mortgages and notes payable	437,633	501,452	429,281
Repayment of mortgages and notes payable	(276,498)	(475,972)	(397,707)
Proceeds from issuance of senior subordinated notes	—	200,000	—
Redemption of a portion of senior subordinated notes	(5,430)	(344,570)	—
Proceeds from issuance of junior subordinated notes	65,000	100,000	—
Payment of debt issue costs	(4,423)	(7,866)	(7,894)
Advances from community development districts	—	31,562	22,124
Payments to community development districts	(1,620)	(15,484)	(12,928)
Contributions from minority interests	—	—	2,100
Distributions to minority interests	(9,056)	(3,620)	(12,288)
Proceeds from exercise of stock options	5,277	5,511	3,816
Purchase of treasury stock	(69,060)	(30,905)	—
Purchase of call options associated with common stock repurchase program	(25,688)	—	—

Net cash provided by financing activities	525,931	163,428	217,234

Net (decrease) increase in cash and cash equivalents	(10,708)	(9,408)	3,636
Cash and cash equivalents at beginning of year	52,584	61,992	58,356

Cash and cash equivalents at end of year	$41,876	$52,584	$61,992

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue for tower and multi-family traditional homebuilding residences under construction is recognized on the percentage-of-completion method when the planned construction period is greater than one year. Revenue is recorded as a portion of the value of non-cancelable contracts when construction of each project is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the residence, a substantial percentage of residences are under non-cancellable contracts, collectibility of the sales prices are reasonably assured and costs can be reasonably estimated. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. Changes in estimates of tower revenue and development costs are accounted for on a cumulative basis in the period that the change occurs. Our estimates of tower revenue and development costs are revised on a quarterly basis until a tower building is completed and delivered to unit owners. The percentage-of-completion method is applied when we meet the applicable requirements under Statement of Financial Accounting Standards (SFAS) 66, Accounting for Sales of Real Estate. Any amounts due under sales contracts, to the extent recognized as revenue are recorded as contracts receivable. We expect to collect contracts receivable of approximately $1,185,000 and $84,100 in 2007 and 2008, respectively. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. Contracts receivable is net of an allowance of $18,300 and $5,658 for estimated losses due to potential customer defaults at December 31, 2006 and 2005, respectively. Any sales after the residential building is completed are recorded as revenue on the completed contract method.

Real estate services revenue primarily includes realty brokerage, mortgage banking and title operations. Realty brokerage and title revenues are recognized upon closing of a sales contract. Mortgage banking revenues

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

include premiums and fees associated with the qualification, processing and placement of mortgage loans with third-party investors and are recognized as revenues when the earnings process is complete. Interest income, net of related interest expense, is accrued on mortgage loans from the date of the note until the loan is sold. We record sales of mortgage loans at the time the purchaser acquires the risks and rewards of ownership and we have surrendered control over the loans and received all cash payments. The sales of these mortgages are at prices established in commitments obtained from mortgage investors prior to the time the mortgages are originated. Gains and losses are recognized based upon the difference between the sales proceeds and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs. Loan origination fees and costs are deferred and recognized upon sale of the related loans. In June 2006, we sold our mortgage banking operations to a newly formed joint venture, WCI Mortgage LLC (See Note 2).

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

We construct amenities in conjunction with the development of certain planned communities and account for related costs in accordance with SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. Amenities are transferred to common interest realty associations (CIRAs), sold as equity membership clubs, sold separately or retained and operated. The cost of amenities conveyed to a CIRA are classified as a

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

common cost of the community and included in real estate inventories. These costs are allocated to cost of sales on the basis of the relative sales value of the homes sold. For amenities to be sold separately or retained by us, capitalized costs in excess of its estimated fair value as of the substantial completion date are allocated as common costs to each parcel or lot benefited based on estimated relative sales value. Costs of amenities retained and operated by us are accounted for as property and equipment.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, real estate inventories considered held for sale, including completed homes, are carried at the lower of cost or fair value less cost to sell. Whenever events or circumstances indicate that the carrying value of real estate inventories considered held and used, including land and land improvements and homes under development may not be recoverable, we compare the carrying amount of the asset to the undiscounted expected future cash flows. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows.

As a result of the continuing decline in demand for new homes as well as an oversupply of homes available for sale in our markets that worsened during the first three quarters of 2006, we made a decision in late 2006 to increase our focus on liquidating certain finished homebuilding product or lowering sales prices in certain communities to meet the competitive market. As a result of the change in sales and marketing strategy, we re-evaluated our undiscounted expected cash flows related to certain communities under development and the fair value less cost to sell for certain finished homebuilding product and amenity facilities. The result of the re-evaluation was the recording of asset impairment losses of approximately $93,654 and $4,501 to homebuilding and amenities costs of sales, respectively. For the year ended December 31, 2006. The fair value for completed single and multi-family homes and finished lot inventory and marina slips was determined based on prices for similar product in the respective market. The fair value for future homebuilding product was determined based on a present value method utilizing a single set of estimated cash flows and a single discount rate commensurate with the risk of the community or product. We recorded no material impairment losses in 2005 and 2004.

Capitalized Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to land under development and construction of homes and tower residences are capitalized to real estate inventories during the active development period. Effective April 1, 2005, we revised our calculations of capitalized interest with respect to our traditional homebuilding and tower inventories, as prescribed by SFAS 34 Capitalization of Interest Cost. We now include the underlying developed land costs in our calculation of capitalized interest for tower residences under construction, and include the underlying developed land costs and in-process homebuilding costs in our calculation of capitalized interest for traditional homes under construction. Capitalization ceases upon substantial completion of each home or tower. If we had applied the revised calculations of capitalized interest to the year ended 2004, our cost of sales for the traditional homebuilding segment would have increased by approximately $12,500 due to additional relief of capitalized interest associated with the period of home construction, and our cost of sales for the tower homebuilding segment would have increased by approximately $11,500 due to additional relief of capitalized interest associated with the cost of the building site during tower construction. In addition, net interest expense for the year ended December 31, 2004 would have decreased by approximately $22,700. The impact of the revision to consolidated net income for previously reported periods was immaterial.

Interest incurred relating to the construction of amenities is capitalized to real estate inventories for equity membership clubs or property and equipment for clubs to be retained and operated by us. Interest and real estate

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

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

The following table is a summary of interest expense, net, and real estate taxes, net:

	For the years ended December 31,
	2006	2005	2004
Total interest incurred	$128,964	$106,859	$81,448
Debt issue cost amortization	3,356	3,788	3,461
Interest capitalized	(96,720)	(74,831)	(41,466)

Interest expense, net	$35,600	$35,816	$43,443

Previously capitalized interest included in cost of sales	$74,030	$73,070	$29,447

Real estate taxes incurred	$27,556	$22,613	$17,651
Real estate taxes capitalized	(10,225)	(8,012)	(5,044)

Real estate taxes, net	$17,331	$14,601	$12,607

Previously capitalized real estate taxes included in cost of sales	$7,182	$6,065	$3,623

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

The following table presents the activity in our warranty liability account included in accounts payable and other liabilities.

	For the years ended December 31,
	2006	2005	2004
Warranty liability at beginning of year	$18,578	$10,752	$4,785
Company acquisition	—	745	2,600
Warranty costs accrued and incurred	10,299	16,695	16,923
Warranty costs paid	(8,767)	(9,614)	(13,556)

Warranty liability at end of year	$20,110	$18,578	$10,752

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid instruments with an original purchased maturity of three months or less as cash equivalents. Restricted cash consists principally of escrow accounts representing customer deposits restricted as to use. Cash as of December 31, 2006 and 2005 included $41,845 and $56,911, respectively, of amounts in transit from title companies for transactions closed at or near year-end.

Property and Equipment

Property and equipment, including amenities retained and operated by us, are recorded at cost less accumulated depreciation and are depreciated on the straight-line method over their estimated useful lives. If an operating amenity is converted to an equity club, the related assets are reclassified from property and equipment to real estate inventories, depreciation is ceased and accounted for in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Upon reclassification, the sale of equity memberships and the recognition of related cost of sales are determined in the same manner as other amenities that are being sold through an equity membership program. Provisions for impairment are recorded when estimated future undiscounted cash flows from operations and projected sales proceeds are less than the net carrying value.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of our cost of business operations acquired over the fair value of identifiable assets acquired net of liabilities assumed. SFAS 142, Goodwill and Other Intangible Assets provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually. We perform the required tests for impairment of goodwill annually in the fourth quarter and do not currently believe our goodwill is impaired. In accordance with SFAS 142, we have allocated goodwill to our reportable segments as follows:

	Homebuilding	Amenity membership and operations	Real estate services	Total
Balance as of December 31, 2003	$16,097	$5,365	$7,478	$28,940
Goodwill acquired during the year	21,994	—	633	22,627

Balance as of December 31, 2004	38,091	5,365	8,111	51,567
Goodwill acquired during the year	14,104	—	622	14,726

Balance as of December 31, 2005	52,195	5,365	8,733	66,293
Goodwill acquired during the year, net of retirements	1,975	—	830	2,805

Balance as of December 31, 2006	$54,170	$5,365	$9,563	$69,098

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

We have identifiable intangible assets with estimated finite useful lives ranging from 4 to 30 years. Approximately $6,500 of our intangible assets at December 31, 2006 is related to our contractual right to receive revenues associated with use of certain amenity facilities. These assets were acquired through acquisitions and are being amortized on the straight-line basis over their estimated useful lives and had accumulated amortization of $2,815 and $2,191 at December 31, 2006 and 2005, respectively. We amortized $624, $380 and $471 for the years ended December 31, 2006, 2005 and 2004, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2007	$693
2008	685
2009	682
2010	626
2011	356

$3,042

Accounts Payable and Other Liabilities

Accounts payable and other liabilities primarily consist of the following:

	December 31,
	2006	2005
Accounts payable	$135,002	$173,133
Accrued bonuses	2,564	38,272
Accrued interest	15,853	14,498
Accrued real estate taxes	16,668	615
Contract retainage	56,295	41,387
Warranty liabilities	20,110	18,578
Escrow liabilities	13,582	39,336
Deferred income	44,676	24,276
Other liabilities	43,680	28,204

	$348,430	$378,299

Customer Deposits

Customer deposits primarily represent amounts received from customers under real estate sales contracts.

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

We have an interest rate swap agreement with a counterparty that is a major financial institution. The swap agreement effectively fixes the variable rate cash flows on our $300,000 senior term note for the entire 5-year term (See Note 10). The interest rate swap agreement expires December 2010. The swap agreement was designated as a cash flow hedge. For the years ended December 31, 2006 and 2005, we recognized a cumulative net unrealized gain of $803 and a loss of $1,826, respectively, on our interest rate swap which is included in other comprehensive income, net of taxes, and the related asset is included in other assets. The fair value of the interest rate swap agreement was estimated based on quoted market rates of similar financial instruments. The related gains or losses are recorded in shareholders’ equity as accumulated other comprehensive income or loss. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, mortgage notes and accounts receivable, accounts payable and contract retainage, customer deposits, senior unsecured credit facilities, senior unsecured term note mortgage and notes payable, community development district obligations, senior and junior subordinated debt and contingent convertible senior subordinated debt. For financial instruments other than senior subordinated debt and other fixed rate debt, the carrying amounts approximate their fair value because of their short maturity and in some cases because they bear interest at market rates. The estimated fair value based upon dealer quotes, of senior subordinated debt, convertible debt junior subordinated debt and other fixed rate debt was $760,363 and $752,072 at December 31, 2006 and 2005, respectively.

Advertising Costs

Advertising costs consists primarily of television, radio, newspaper, direct mail, billboard, brochures and other media advertising programs. We expense advertising costs as incurred to selling, general and administrative costs. Tangible advertising costs such as architectural models and visual displays are capitalized to property and equipment or real estate inventories. Advertising expense was approximately $31,577, $34,313 and $30,243 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation

At December 31, 2006, we have two stock incentive plans, which are described more fully in Note 18. Prior to January 1, 2006, we accounted for stock-based awards granted under the plans in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123 Accounting for Stock-Based Compensation. Compensation expense related to stock options was not recognized in our condensed consolidated statement of income prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, using the modified-

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R, the charge to earnings before provision for income taxes and net income for the year ended December 31, 2006 was $4,336 and $3,221, respectively. The impact of adopting SFAS 123R on basic and diluted earnings per share for the year ended December 31, 2006 was a reduction of $.08 and $.07 per share, respectively.

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP 123R-3). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool. After evaluating SFAS 123(R)-3 we chose to elect the simplified method, and established our beginning pool balance using the short form method of SFAS 123R. No impact on net income resulted from our adoption of same.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 and 2004, respectively, if we had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under our share-based payment plans. For the purposes of providing this pro forma disclosure, we estimated the fair value of options using a lattice option pricing model in 2005 and the Black-Scholes option pricing model for grants prior to 2005.

	For the years ended December 31,
	2005	2004
Net income:
As reported	$186,150	$120,203
Add: Stock-based compensation expense included in reported net income, net of tax	1,018	—
Less: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(4,205)	(2,066)

Pro forma	$182,963	$118,137

Earnings per share:
As reported
Basic	$4.15	$2.72
Diluted	$4.00	$2.62
Pro forma
Basic	$4.08	$2.67
Diluted	$3.96	$2.59

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

Employee Benefit Plan

Company employees who meet certain requirements as to age and service are eligible to participate in our 401(k) benefit plan. For the years ended December 31, 2006, 2005 and 2004, our expenses related to the plan were $3,083, $3,107 and $2,297, respectively.

Shareholders’ Equity

In addition to common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. In May 2004, we reissued 439 shares of our treasury common stock with a fair value of $10,000 in connection with the acquisition of Spectrum Communities. On August 9, 2005, our Board of Directors authorized the purchase of 1,000 shares of our common stock. All shares authorized under the repurchase program were repurchased by August 26, 2005, at an average price of $30.91 per share. In October 2005, our Board of Directors authorized the repurchase of up to 5,000 shares of our common stock from time to time based upon certain parameters. In September 2006, our Board of Directors approved the repurchase of an additional 3,000 shares. During the year ended December 31, 2006, we repurchased 3,000 shares at an average price of $23.02 per share.

During the fourth quarter of 2006, we invested $25,700 of equity in capped call options that give us the right to repurchase up to 5,000 shares of our common stock at an average price of $13.63. Alternatively if the share price is above the exercise price, we may choose to settle the contracts in cash, in which case we would receive payment of the difference between the share price at the maturity date and an average exercise price of $13.63, subject to a cap. Settlement is required to occur at the maturity date of one year from the contract dates, which range between the last two weeks of September and the first two weeks of October 2007. Finally, under certain circumstances, the contracts may terminate prior to its scheduled expiration date. In that event, if the share price exceeds the exercise price, we will receive a cash payment based on a formula that takes into account the spread between the share price and the exercise price and the length of time between termination and maturity of the contracts.

On January 30, 2007, we entered into a Rights Agreement with Computershare Trust Company, N.A., as Rights Agent. On January 30, 2007, the Board of Directors declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock. The dividend was paid on February 9, 2007 (Record Date), to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (Preferred Stock) of the Company at a price of $70.00 per one-thousandth of a share of Preferred Stock, as the same may be adjusted.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, as defined in the Rights Agreement, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right and payment of the Purchase Price, that number of shares of Common Stock having a market value of two times the Purchase Price, as defined in the Rights Agreement. If the Rights are exercised, the economic interests and voting rights of any Acquiring Person will be substantially diluted.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

The Rights will expire on January 30, 2009 (the Final Expiration Date), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by us, as defined in the Rights Agreement. The Rights are not exercisable until a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of common stock (other than any existing shareholder who, as of January 30, 2007, beneficially owns more than such percentage, which existing shareholder will be precluded from acquiring any additional shares of common stock). Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. A more detailed description of the terms of the Rights is set forth in the Rights Agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options and convertible notes. Options to purchase common stock, restricted stock units and performance stock grants totaling 1,879, 591 and 0 shares were excluded from the computation of diluted weighted average shares outstanding for 2006, 2005 and 2004, respectively, due to their antidilutive effect. Approximately 4,534 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the years ended 2004 and 2006 due to their antidilutive effect.

Information pertaining to the calculation of earnings per share for each of the three years ended December 31 is as follows:

	2006	2005	2004
Basic weighted average shares outstanding	42,629	44,805	44,219
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	820	1,411	1,640
Contingent convertible senior subordinated notes	—	363	—

Diluted weighted average shares outstanding	43,449	46,579	45,859

Consolidated Statement of Cash Flows—Supplemental Disclosures

	For the years ended December 31,
	2006	2005	2004
Interest paid (net of amount capitalized)	$27,839	$37,740	$40,518

Income taxes paid, net	$84,315	$86,060	$59,608

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

Non-monetary transactions during 2006, 2005 and 2004:

	2006	2005	2004
Notes payable in connection with land acquisitions	$—	$17,638	$3,550
Performance obligation in connection with land acquisition	—	6,365	—
Community development district obligations assumed by end user	9,297	7,784	6,481
Change in community development district obligations	4,400	20,019	2,837
Issuance of common stock in connection with acquisition	—	—	10,000
Note payable in connection with acquisition (Note 3)	—	9,194	—

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—a replacement of APB opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The requirements of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-8, Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums (EITF 06-8). EITF 06-8 provides guidance in assessing the collectibility of the sales price which is required in order to recognize profit under the percentage-of-completion method pursuant to SFAS 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS 66 would be met by requiring the buyer to either (a) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (b) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregated deposit meets the required investment tests for the duration of the construction period. EITF 06-8 will be effective for the first reporting period in fiscal years beginning after March 15, 2007 and early adoption is permitted. Accounting for sales of condominiums not consistent with EITF 06-8 would require a cumulative-effect adjustment to retained earnings in the period of adoption. Although we have not yet assessed

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

the impact on our financial position, results of operations and cash flows, we believe that we would be required, in most cases, to collect additional deposits from the buyer in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of Issue 06-8, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS 66 and EITF 06-8 have been met.

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

Reclassification

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation. Costs of sales and gross margin for the years ended December 31, 2005 and 2004 reflect the reclassification of $13,345 and $6,672, respectively, of stock-based compensation expense and/or incentive compensation expense from selling, general, administrative and other expenses. Net cash used in operating activities for the year ended December 31, 2004 reflects the reclassification of $1,165 of cash distributions of earnings from joint ventures which was previously reported in net cash used in investing activities in prior years. The reclassifications had no impact on net income for the respective years.

2.	Segment Information

We operate in three principal business segments: Tower Homebuilding, Traditional Homebuilding, which includes sales of lots, and Real Estate Services, which includes real estate brokerage and title operations. The reportable segments are each managed separately because they provide distinct products or services with different production processes. Land Sales and Amenity Membership and Operations and Other have been disclosed for purposes of additional analysis. In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc. to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and re-sale customers beginning in the third quarter of 2006. For the year ended December 31, 2006, we recorded a gain on the sale of the ownership interest of $2,622. Our investment in WCI Mortgage LLC is accounted for using the equity method in our financial statements.

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

Year ended December 31, 2006	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$729,516	$1,068,393	$38,093	$109,421	$96,536	$11,739	$2,053,698
Gross margin	139,816	113,339	6,402	5,431	(21,399)	6,789	$250,378
Previously capitalized interest included in cost of sales	42,918	27,680	3,220	—	22	190	$74,030

Year ended December 31, 2005	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$1,035,747	$1,181,678	$31,328	$156,740	$85,987	$110,330	$2,601,810
Gross margin	269,255	215,959	8,628	24,271	(3,907)	84,513	598,719
Previously capitalized interest included in cost of sales	38,166	26,980	2,585	—	69	5,270	73,070

Year ended December 31, 2004	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$817,356	$753,328	$21,011	$135,321	$57,703	$20,898	$1,805,617
Gross margin	241,913	132,079	6,250	21,652	(3,433)	9,528	407,989
Previously capitalized interest included in cost of sales	16,938	9,510	1,544	—	47	1,408	29,447

See the consolidated statements of income for a reconciliation of gross margin to income before minority interests and income taxes for the years ended December 31, 2006, 2005 and 2004.

3.	Acquisitions

In February 2005, we acquired Renaissance Housing Corporation (Renaissance), a homebuilder and high-rise tower developer based in the Mid-Atlantic U.S. Cash invested in Renaissance included consideration paid to the seller and acquisition costs of approximately $91,500, plus the repayment of approximately $51,000 in indebtedness on the day of closing, net of acquired cash of approximately $8,300. We recorded an initial amount of goodwill of approximately $9,100, which was assigned to our Traditional Homebuilding operating segment. In accordance with the purchase agreement, during the quarter ended June 30, 2005, the seller exercised a 60-day post-closing date clause in the purchase agreement requiring us to pay additional consideration of approximately $1,970. The majority of the purchase price of approximately $146,600 was allocated to real estate inventories and goodwill. The additional consideration was paid in June 2005 and recorded as goodwill. In addition, contingent payments approximating $8,000 tied to the earnings of the acquired business unit may be earned and paid over three years following the acquisition and would be recorded as goodwill when earned. If the actual earnings exceed a certain threshold as defined, additional payments approximating 20% of the earnings exceeding the threshold will be paid as goodwill when earned. A $3,000 contingent payment based on the 2005 earnings of the acquired business unit was earned and recorded as goodwill in 2005, and was paid in 2006. A $2,000 contingent payment based on the 2006 earnings of the acquired business unit was earned and recorded as goodwill in 2006 and will be paid in 2007.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

In connection with the acquisition, we entered into a non-interest bearing $10,000 promissory note payable to the seller. The promissory note is collateralized by a certain land parcel located in Virginia. In accordance with the terms of the purchase contract and promissory note, depending upon the seller’s ability to obtain governmental rezoning to increase the building density, we will be obligated to pay a rezoning payment ranging between $10,000 and $86,400. The seller has until August 2014 to obtain governmental rezoning. The payments due to the seller are expected to be recorded as additional land basis when paid. We have discounted the non-interest bearing note at an interest rate of 7% and will recognize the discount as interest expense over the life of the note.

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

4.	Mortgage Notes and Accounts Receivable

Mortgage notes and accounts receivable are summarized as follows:

	December 31,
	2006	2005
Accounts receivable	$22,249	$15,543
Mortgage notes receivable	6,269	7,046
Mortgage loans held for sale	—	28,760

	$28,518	$51,349

In June 2006, we sold our mortgage banking operations to a newly formed joint venture, WCI Mortgage LLC (See Note 2). We recorded approximately $2,642, $5,505 and $5,108 of gains on the sale of mortgage loans for the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average interest rate of mortgage loans held for sale was 6.8% at December 31, 2005.

Mortgage notes receivable are generated through the normal course of business, primarily land sales, and are collateralized by liens on property sold. Significant concentration of mortgage notes receivable has resulted from the sale of real estate inventories to one independent buyer, approximating 57% of the balance at December 31, 2006.

Accounts receivable are generated through the normal course of amenity and other business operations and are unsecured. We assess the collectibility of accounts receivable and the need for an allowance for doubtful accounts based upon review of the individual receivables and collection history.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,
	2006	2005
Land and land improvements	$947,669	$788,124
Investments in amenities	86,905	92,414
Work in progress:
Towers	278,703	188,702
Homes	375,652	506,428
Completed inventories:
Towers	47,045	20,276
Homes	219,819	91,908

Total real estate inventories	$1,955,793	$1,687,852

Work in progress includes tower units and homes that are finished, sold and ready for delivery. Work in progress also includes unsold tower units and homes in various stages of construction and tower land in the initial stages of site planning and tower design. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Including model homes, we had 401 and 105 completed single- and multi-family homes at December 31, 2006 and 2005, respectively. We had 71 and 16 completed tower residences at December 31, 2006 and 2005, respectively.

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

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of December 31, 2006, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

Not all of our land and lot purchase arrangements are with VIEs. In those circumstances when we enter into a contractual arrangement to acquire lots under a lot option take-down arrangement with an entity that is determined not to be a VIE, we evaluate the terms of the arrangement under SFAS 49, Product Financing Arrangements. We will evaluate both quantitative and qualitative factors in evaluating each lot purchase

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

arrangement as to whether we would be compelled to exercise the option and, if so we would record the option amount as “land not owned” with a corresponding liability, although we have no contractual obligation for specific performance. Generally, our exposure to loss under these arrangements is limited to the deposit and any other payments due to the landowner upon default of the option and all other pre-development costs which is less than the amount that may be recorded on the balance sheet. As of December 31, 2006 and 2005, we did not have any material lot purchase arrangements in which we were compelled to exercise the option.

As of December 31, 2006, we had land and lot option contracts aggregating $333,208, net of deposits, to acquire approximately 1,285 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $22,900, including $6,050 of cash payments relating to letters of credit, at December 31, 2006. For the year ended December 31, 2006, we recorded write-offs of approximately $41,363 in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts. Forfeited deposits, pre-development costs and estimated future payments of approximately $26,324, $581 and $14,458 were recorded to homebuilding, tower and other costs of sales, respectively.

7.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (in years)	December 31,
		2006	2005
General corporate facilities:
Land and improvements	10 to 15	$1,919	$2,428
Buildings and improvements	5 to 40	31,849	25,824
Furniture, fixtures and equipment	2 to 15	52,332	46,588
Assets under construction	—	2,277	8,283

		88,377	83,123

Amenities:
Land and improvements	10 to 15	141,849	74,482
Buildings and improvements	5 to 40	89,878	57,970
Furniture, fixtures and equipment	2 to 15	18,294	14,214
Marinas and docks	5 to 20	9,735	573
Assets under construction	—	9,257	30,373

Total amenities		269,013	177,612

		357,390	260,735
Less accumulated depreciation		(82,670)	(52,530)

Property and equipment, net		$274,720	$208,205

8.	Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures, which are not considered variable interest entities, represent our ownership interest in real estate limited partnerships and are accounted for under the equity method when we

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

have less than a controlling interest, have substantive participating rights or we are not the primary beneficiary as defined in FIN 46R. At December 31, 2006 investments in unconsolidated joint ventures consists of the following:

Name of Venture	Percentage of Ownership	Type and Location of Property
Pelican Landing Timeshare Ventures Limited Partnership	51.0%	Multi-family timeshare units—Bonita Springs, Florida

Ocala 623 Land Development LLC	50.0%	Development of residential lots, golf course and other amenities—Marion County, Florida

WCI Mortgage LLC	49.9%	Mortgage banking operations— Bonita Springs, Florida

Walden Woods Business Center Limited Partnership	50.0%	Mixed-use industrial park—Plant City, Florida

Renaissance at Woodlands, LLC	50.0%	Single-family and town home lots— Loudon County, Virginia

Our share of net earnings (loss) is based upon our ownership interest. We may be required to make additional cash contributions to the ventures, pursuant to the venture agreements, to avoid the loss of all or part of our interest in such ventures. At December 31, 2006, Renaissance at Woodlands had obtained third party financing of $20,500 of which approximately $15,488 was outstanding. Under the terms of the debt agreement, we provide a joint and several guarantee up to 60% of the principal amount outstanding. Although the majority of our joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

The basis differences between our investments in joint ventures and the equity in underlying net assets are primarily attributable to acquisition purchase accounting, agreed upon values among the Partners for contributed assets, deferred development fees and other basis differences. At December 31, 2006 and 2005, our basis in net partnership assets is less than our capital on the partnerships’ books by $1,725 and $6,935, respectively. The basis differences are realized by us primarily as the joint ventures sell underlying assets. The aggregate condensed financial information reflects the financial information of the unconsolidated joint ventures and is summarized as follows:

	December 31,
	2006	2005
Assets
Real estate inventories	$85,676	$56,567
Club facilities, property and equipment, net	17	73,190
Other assets	23,985	14,951

Total assets	$109,678	$144,708

Liabilities and Partners’ Capital
Total liabilities	$31,043	$37,560
Capital—other partners	42,607	52,286
Capital—the Company	36,028	54,862

Total liabilities and partners’ capital	$109,678	$144,708

	For the years ended December 31,
	2006	2005	2004
Combined Results of Operations
Revenues	$25,681	$39,935	$40,311

Net (loss) income	$(1,511)	$(428)	$4,894

9.	Senior Unsecured Revolving Credit Facility

In June 2006, we entered into a new senior unsecured revolving credit agreement (the Credit Facility) which replaced the previous $875,000 revolving credit agreement. The Credit Facility provides for a $930,000 revolving loan, which may increase to $1,500,000 if additional commitments are obtained from qualified lenders. The loan matures June 2010, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The Credit Facility allows an allocation of the unused balance for issuance of a maximum of $372,000 of stand-by letters of credit of which $33,787 is outstanding at December 31, 2006. The initial interest rate is the lender’s prime rate or the Eurodollar base rate plus a spread of 1.55%, payable in arrears. The interest rate can be reduced by up to 80 basis points or increased by up to 20 basis points from the initial interest rate corresponding to our leverage ratio and is adjusted quarterly. At December 31, 2006, $79,756 and $424,090 of our outstanding balance on the Credit Facility was accruing interest at 8.25% and 6.87%, respectively. The agreement contains financial and operational covenants, which under certain circumstances, limit our ability to, among other items, incur additional debt, pay dividends or repurchase common stock, and make certain investments. The principal financial covenants of our Credit Facility include the

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

following, as defined in the agreement: (1) Minimum Adjusted Tangible Net Worth may not be less than $932.0 million plus 50% of net income earned after March 31, 2006 plus 50% of the aggregate proceeds of equity offerings after the closing date, (2) Total Debt to Adjusted Tangible Net Worth cannot exceed 2.25 to 1.0, (3) EBITDA to Fixed Charges cannot be less than 2.0 to 1 and (4) the number of Unsold Units financed under this Agreement may not exceed thirty five percent (35%) of the aggregate number of closed sales of Units for the immediately preceding four (4) fiscal quarters.

At December 31, 2006, we were in compliance in all material respects with all of the covenants, limitations and restrictions under our Credit Facility, Tower Facility, Term Note, senior subordinated notes and subordinated notes.

During 2007, it is possible that our EBITDA to Fixed Charges, as defined in our Credit Facility and Term Note, may be less than 2.0. In that event, we will be required to seek an amendment or waiver from the lenders under our Credit Facility and Term Note. We are currently negotiating with our lenders to amend the Credit Facility and Term Note to allow our EBITDA to Fixed Charges ratio to be less than 2.0. We believe that we will be successful in obtaining such amendment during the first quarter of 2007. If we are not successful in obtaining a timely amendment and the EBITDA to Fixed Charges ratio requirement is not met, we will seek a waiver during the second quarter of 2007. If neither an amendment or waiver is obtained, we believe that we have other financing alternatives available to us, including refinancing our existing indebtedness with some or all of the current lenders or replacing all of our existing indebtedness with other credit facilities. Any such alternative financing, however, is likely to be more costly and/or require us to grant collateral.

If we are unsuccessful in these negotiations, and we are unable to find alternative financing, an event of default would occur under the Credit Facility and Term Note. If an event of default were to occur, it would also result in a cross-default under certain of our other debt instruments, including our Tower Facility. If the event of default under the Credit Facility, Tower Facility and/or Term Note is not cured, all of the lenders under each of such debt facilities could elect to declare all amounts outstanding under such facilities to be due and payable and terminate all commitments to extend further credit. An acceleration under our Credit Facility, Tower Facility and/or Term Note would also trigger a cross-default under the indentures governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. If an event of default was to occur, and we are unable to find alternative financing, we may not have sufficient assets to repay the outstanding debt that is accelerated.

10.	Senior Unsecured Term Note

In December 2005, we entered into a $300,000 senior unsecured term note (the Term Note). The Term Note is a senior obligation guaranteed by all significant operating subsidiaries of the Company, and is cross-defaulted with our Credit Facility. The proceeds of the Term Note were used to repurchase a portion of our outstanding 10 5/8% Senior Subordinated Notes due 2011. The Term Note matures December 2010, with payments of interest only until maturity. We may prepay the Term Note, in whole or in part, at any time without fees or penalty. The interest rate under the Term Note is LIBOR plus 200 basis points (7.35% at December 31, 2006). Simultaneous with the closing of the Term Note, we executed a swap agreement that effectively fixes the interest rate on the borrowing at 6.9% for the entire term of the Term Note. The Term Note contains customary covenants, including covenants that, in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of substantially all of our assets, and that require us to maintain specified financial ratios and satisfy financial condition tests. At December 31, 2006, we were in compliance with all of the covenants, limitations and restrictions under our Term Note.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

11.	Senior Subordinated Notes

In March 2005, we issued $200,000 of 6 5/8% senior subordinated notes (the 6 5/8% Notes). The 6 5/8% Notes mature March 15, 2015 and interest is payable semi-annually in arrears commencing on September 15, 2005. The 6 5/8% Notes are subordinated to all existing and future senior debt. The 6 5/8% Notes’ indenture contains certain financial and operational covenants that may limit us and our subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments. Proceeds from 6 5/8% Notes were used to repay approximately $199,000 of the outstanding balance under the senior unsecured credit facility.

In September 2003, we issued $125,000 of 7 7/8% senior subordinated notes (the 7 7/8% Notes). The 7 7/8% Notes mature October 1, 2013 and interest is payable semi-annually in arrears commencing on April 1, 2004. The 7 7/8% Notes are subordinated to all existing and future senior debt. The indenture agreement contains financial and operational covenants that may limit us and our subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments.

In April 2002, we issued $200,000 of 9 1/8% senior subordinated notes (the 9 1/8% Notes). The 9 1/8% Notes mature May 1, 2012 and interest is payable semi-annually in arrears commencing on November 1, 2002. The 9 1/8% Notes are subordinated to all existing and future senior debt. The 9 1/8% Notes, indenture agreement contains financial and operational covenants that may limit us and our subsidiaries ability to incur additional debt, pay dividends, repurchase capital stock and make certain restricted investments.

In February 2001, we issued $250,000 of 10 5/8% senior subordinated notes (10 5/8% Notes) and in June 2001, issued an additional $100,000 of 10 5/8% senior subordinated notes for $105,250, plus accrued interest. As of December 31, 2006, we have repurchased the entire $350,000 principal amount of the 10 5/8% Notes. For the year ended December 31, 2006 we recognized expenses related to this debt redemption of approximately $455 (including $7 of unamortized debt issue costs partially offset by $42 of unamortized premiums), of which $490 represented the purchase premium, consent payment and other extinguishment costs. For the year ended December 31, 2005 we recognized expenses related to this debt redemption of approximately $26,167 (including $6,314 of unamortized debt issue costs partially offset by $2,806 of unamortized premiums), of which $22,659 represented the purchase premium and consent payment.

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

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

In December 2006, Moody’s Investors Service downgraded WCI’s credit ratings, including its corporate family rating, to B1 from Ba3 and the ratings on a portion of our senior subordinated notes to B3 from B1. In January 2007, due to their continued negative outlook on the Company, Moody’s lowered our credit rating and rating on a portion of our senior subordinated debt to B2 from B1 and to Caa1 from B3, respectively.

In connection with the reduction in our credit rating by Moody’s on our senior subordinated debt, a holder of our 4% Notes may now convert all or a portion of such 4% Notes. Upon conversion of the 4% Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the 4% Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the 4% Notes. As of December 31, 2006, the cash conversion price per $1,000 aggregate principal amount of 4% Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

14.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	December 31,
	2006	2005
Revolving credit $390,000 construction loan	$339,711	$159,105
Hunter Mill promissory note, net	9,508	9,194
Purchase money mortgage loans, net	14,042	23,453
Warehouse credit facility	—	11,462

	$363,261	$203,214

In September 2005, we entered into an amended and restated revolving credit construction loan agreement (the Tower Facility) that replaces the previous $290,000 revolving tower construction loan. The loan agreement provides for a $390,000 revolving tower construction loan, which may increase to $440,000 if certain conditions are met. The loan matures December 31, 2008, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The current interest rate is the lender’s prime rate (8.25% at December 31, 2006) or the Eurodollar base rate plus a spread of 1.75%, payable in arrears. The Eurodollar base rate can be reduced by up to 75 basis points or increased by 25 basis points corresponding to the Company’s leverage ratio and is adjusted quarterly. The agreement contains financial covenants that include the following: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined, must be at least $600,000.

In connection with the Renaissance acquisition, we entered into a non-interest bearing $10,000 promissory note (Hunter Mill Promissory Note) with the seller. The Hunter Mill Promissory Note is collateralized by a certain land parcel in Fairfax County, Virginia. The note matures in August 2007. (See Note 3) We recorded a discount of $1,517 at an interest rate of 7% and will recognize the discount as interest expense over the life of the note.

In connection with the purchase of real estate assets located in Manatee County, Florida, we entered into two promissory notes payable to the sellers totaling $19,225. The notes are non-interest bearing and mature January 2008. In January 2006, we made principal payments totaling $7,183 on the notes. We recorded a discount of $1,951 at an interest rate of 7% and will recognize the discount as interest expense over the life of the notes.

In connection with the purchase of real estate assets located in Escambia County, Florida, we entered into a promissory note payable to the seller for $1,600. The note was repaid in February 2006.

In connection with the purchase of real estate assets located in Duchess County, New York, we entered into a promissory note payable to the seller for $3,550. The note is non-interest bearing for three years and then accrues interest at the applicable federal rate. The loan matures on the earlier of October 2009 or 60 days after all municipal approvals are received. We recorded a discount of $1,973 at an interest rate of 7% and will recognize the discount as interest expense over the life of the loan.

In September 2006, we repaid the outstanding balance on our $23,000 bank warehouse facility. This facility was terminated during the third quarter as the newly formed mortgage joint venture began its operations. (See Note 2)

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

15.	Debt Maturities

Aggregate maturities of our debt are as follows:

2007	$15,686
2008	345,888
2009	1,687
2010	803,846
2011	—
Thereafter	815,000

Total	$1,982,107

16.	Community Development District Obligations

In connection with the development of certain of our communities, community development or improvement districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities. We utilize two primary types of bonds issued by the district, type “A” or “B” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user, and the “B” bond is our obligation. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district. If the owner of the parcel does not pay this obligation, a lien is placed on the property to secure the unpaid obligation. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities totaled $174,045 and $180,445 at December 31, 2006 and 2005, respectively. Bond obligations at December 31, 2006 mature from 2008 to 2036.

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

In accordance with EITF Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we record a liability, net of cash held by the districts that directly reduce our district obligations for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding assessment assumed by property purchasers and the amounts paid by us at the time of closing and transfer of the property. We have accrued $115,031 and $121,548 as of December 31, 2006 and 2005, respectively, as our estimated amount of bond obligations that we may be required to pay.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

17.	Income Taxes

The provision for income taxes consists of the following:

	For the years ended December 31,
	2006	2005	2004
Current:
Federal	$54,388	$95,641	$51,280
State	10,020	17,961	8,123

	64,408	113,602	59,403

Deferred:
Federal	(50,274)	4,850	15,332
State	(13,590)	1,022	2,352

	(63,864)	5,872	17,684

Income tax expense	$544	$119,474	$77,087

Income taxes payable consists of the following:

	December 31,
	2006	2005
Current	$(906)	$21,313
Deferred	1,160	63,289

Income taxes payable	$254	$84,602

Deferred tax assets and liabilities consist of the following:

	December 31,
	2006	2005
Deferred tax liabilities:
Real estate inventories	$1,976	$55,086
Property and equipment	18,897	19,152
Other	(5,629)	(152)

Total deferred tax liabilities	15,244	74,086

Deferred tax assets:
Intangibles	5,247	6,049
Accruals	8,024	3,932
Other	813	816

Total deferred tax assets	14,084	10,797

Net deferred tax liability	$1,160	$63,289

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

A reconciliation of the statutory rate and the effective tax rate follows:

	December 31,
	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.2	3.8	3.7
IPO costs	(24.8)	—	—
Manufacturing deduction, net of other nondeductible items	(7.7)	0.3	0.4

Effective rate	5.7%	39.1%	39.1%

We believe that, based upon our history of profitable operations, it is probable that the deferred tax assets of $14,084 will be realized on future tax returns, primarily from the generation of future taxable income.

18.	Stock Incentive Plans

We have two stock incentive plans, the Employee’s 2004 Stock Incentive Plan for key employees and the Non-Employee Directors’ Stock Incentive Plan (Non-Employee Directors’ Plan). Each plan is administered by a committee of the Board of Directors (the Executive Compensation Committee). Under the Employee’s 2004 Stock Incentive Plan, the Executive Compensation Committee approves the number of shares for which options, stock appreciation rights (“SAR’s”), and other equity based awards are to be granted. The maximum number of shares authorized to be granted as of December 31, 2006 was approximately 6,566 common shares which is based on 15% of the issued and outstanding shares of our common stock as provided in the 2004 Stock Incentive Plan. As of December 31, 2006, approximately 993 shares are available for future grant. Options and SAR’s vest on various schedules from grant date over periods of up to five years and are exercisable within ten years of the grant date, at which time the options and SAR’s expire. Non-employee directors’ compensation paid in the form of vested restricted stock units (RSUs) and common stock may also be issued from the 2004 Stock Incentive Plan.

Under the Non-Employee Directors’ Plan, non-qualified stock options and stock appreciation rights (SARs) to purchase up to approximately 215 shares of our common stock may be granted to our non-employee directors. On May 17, 2006, our shareholders approved an amended and restated Non-Employee Directors’ Plan which increased the number of shares authorized for issuance to 565 and to permit issuance of other stock-based awards in addition to the stock options and SARs previously authorized. As of December 31, 2006, 278 shares are available for future grant. Beginning October 2005, all stock-based grants issued under the Non-Employee Directors Compensation Program immediately vest upon grant with the exception of the agreement entered into in December 2006 in connection with the election of our Vice Chairman of the Board of Directors. Under the agreement, the Vice Chairman received 80,000 stock options which vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date and is subject to automatic vesting upon certain trigger events as defined in the agreement.

Compensation expense recognized related to our share-based awards during the year ended December 31, 2006 was approximately $4,667. For the year ended December 31, 2005, compensation expense recognized related to the Company’s share-based awards was $1,670, which was related to RSUs and Performance Stock Grants (PSGs). For the years ended December 31, 2006 and 2005, the total income tax benefit recognized in the consolidated statement of income for share-based awards was approximately $1,238 and $652, respectively. For

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

the year ended December 31, 2004, no share-based compensation or related tax benefit were recognized in the consolidated statement of income. The tax deductions related to stock options exercised during the years ended December 31, 2006, 2005 and 2004 totaled approximately $3,233, $13,308 and $3,340, respectively.

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

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $10.70, $14.17 and $11.20, respectively per share at date of grant. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $7,207, $18,454 and $7,505, respectively.

A summary of the changes in stock options and SARs during the year ended December 31, 2006 was as follows:

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,246	$16.20
Granted	723	26.17
Exercised	(509)	10.36
Canceled	(175)	24.92

Outstanding at December 31, 2006	3,285	$18.92	6.3 years	$13,722

Vested and expected to vest in the future at December 31, 2006	3,207	$18.74	6.3 years	$13,644

Options vested at December 31, 2006	1,715	$12.44	4.9 years	$12,199

The fair value of stock options and stock appreciation rights granted in 2006 and 2005 was estimated using a lattice option pricing model with the following assumptions: contractual life of 10-years, dividend yield of 0% and expected volatility of 35%. The risk free interest rate assumptions range from 3.75% to 5.16%.

The fair value of nonvested shares is determined based on the closing price of the Company’s common stock on the grant date. The grant date fair value of the RSUs and PSGs was $15.01 to $27.66 in 2006 and $33.97 in 2005. The RSUs generally vest 100% three years from grant date except grants under the Non-Employee Directors’ Stock Incentive Plan immediately vest. The PSGs vest at the end of three years upon the achievement of certain performance conditions. During 2006, management determined the performance goals in the 2005 and 2006 PSGs were unobtainable and reversed $3,325 of compensation expense of which $1,075 related to prior periods as provided in SFAS 123R.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

A summary of our RSUs and PSGs activity for the year ended December 31, 2006 was as follows:

	RSUs	Weighted Average Grant Date Fair Value	PSGs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	68	$33.97	152	$33.97
Granted	20	21.23	195	27.51
Forfeited	(21)	33.97	(21)	33.97

Nonvested at December 31, 2006	67	$30.20	326	$30.10

Historically, we have issued shares from our authorized but unissued shares to satisfy share option exercises. At December 31, 2006, there was approximately $10,881 of unrecognized compensation expense related to unvested share-based awards granted under our share-based payment plans, of which $10,227 relates to stock options and $654 relates to non-vested shares. That expense is expected to be recognized over a weighted-average period of 3.1 years.

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

We lease space in an office building from an entity affiliated through ownership interests with our current Chairman of the Board of Directors. The lease term expires in May 2012, and rent of $2,635, $2,373 and $2,323 was incurred for the years ended December 31, 2006, 2005 and 2004, respectively. Pursuant to five separate lease agreements, we lease commercial office space from an entity whose shareholders include our current Chairman of the Board of Directors, former Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer with lease expirations ranging from August 2007 to June 2009. Payments under the leases aggregated approximately $808, $573 and $550 in 2006, 2005 and 2004, respectively.

20.	Commitments and Contingencies

We lease building space for our management offices, sales offices and other equipment and facilities. Minimum future commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2006 are as follows:

2007	$16,913
2008	12,832
2009	9,099
2010	7,045
2011	4,669
Thereafter	3,479

$54,037

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

Rental expense including base and operating cost reimbursements of $27,631, $21,579 and $18,576 was incurred for the years ended December 31, 2006, 2005 and 2004, respectively.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2006, we had approximately $34,457 in letters of credit outstanding which expire at various dates through 2009. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $178,889 at December 31, 2006, are typically outstanding over a period of approximately one to five years.

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

On October 24, 2005, Hurricane Wilma disrupted business in a portion of our Florida market, including Miami, Fort Lauderdale, West Palm Beach/Boca Ration, Marco Island, Naples and Fort Myers/Cape Coral areas. We sustained damage to landscaping at our amenities facilities, properties under development, traditional homes under construction and certain towers. We also experienced incremental costs resulting from storm preparation, cleanup and business interruption. As of December 31, 2005, we recorded approximately $12,000 in expenses relating to the damaged properties. The nature of the damage resulted in recovery of only a small portion of our expenses related to the damaged properties.

During August and September 2004, we experienced flood and wind damage to several of our properties in Florida as a result of Hurricanes Charley, Francis, Ivan and Jeanne. As of December 31, 2004, we recorded expense of $10,200 relating to the damaged properties before considering insurance recoveries. We offset the expense by $9,000 in anticipated insurance recoveries resulting in net hurricane costs of $1,200. In 2005, we recorded $7,700 of additional insurance recoveries net of incremental costs, related to damages caused by Hurricanes Charley, Francis, Jeanne and Ivan. In 2006, we recorded $6,648 of additional insurance recoveries related to damages caused by Hurricane Ivan.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

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

Condensed Consolidating Balance Sheets

	December 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$30,155	$1,945	$9,776	$—	$41,876
Restricted cash	12,102	14,405	15,528	—	42,035
Contracts receivable	920,667	242,556	106,326	—	1,269,549
Mortgage notes and accounts receivable	11,476	14,207	2,835	—	28,518
Real estate inventories	1,232,076	304,596	419,121	—	1,955,793
Property and equipment	93,348	113,364	68,008	—	274,720
Investment in subsidiaries	889,839	25,086	—	(914,925)	—
Other assets	571,520	513,846	47,454	(913,452)	219,368

Total assets	$3,761,183	$1,230,005	$669,048	$(1,828,377)	$3,831,859

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$802,872	$508,683	$427,621	$(913,452)	$825,724
Senior unsecured debt	803,846	—	—	—	803,846
Mortgages and notes payable	352,066	—	11,195	—	363,261
Subordinated notes	815,000	—	—	—	815,000

	2,773,784	508,683	438,816	(913,452)	2,807,831

Minority interests	—	—	36,629	—	36,629
Shareholders’ equity	987,399	721,322	193,603	(914,925)	987,399

Total liabilities and shareholders’ equity	$3,761,183	$1,230,005	$669,048	$(1,828,377)	$3,831,859

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

Condensed Consolidating Statements of Income

	For the year ended December 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$1,237,925	$510,595	$305,689	$(511)	$2,053,698
Total cost of sales	1,133,626	407,747	262,458	(511)	1,803,320

Gross margin	104,299	102,848	43,231	—	250,378
Total other income and expenses, net	162,351	48,345	30,961	—	241,657

(Loss) income before minority interests, income taxes and equity in income of subsidiaries	(58,052)	54,503	12,270	—	8,721
Minority interests	—	—	(837)	—	(837)
Intercompany management fees	(41,095)	27,716	13,379	—	—
Income tax (benefit) expense	(13,523)	16,282	(2,215)	—	544
Equity in income of subsidiaries, net of tax	12,448	623	—	(13,071)	—

Net income	$9,014	$11,128	$1,943	$(13,071)	$9,014

	For the year ended December 31, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$1,237,022	$987,441	$377,347	$—	$2,601,810
Total cost of sales	995,999	694,200	312,892	—	2,003,091

Gross margin	241,023	293,241	64,455	—	598,719
Total other income and expenses, net	224,918	38,085	25,555	—	288,558

Income before minority interests, income taxes and equity in income of subsidiaries	16,105	255,156	38,900	—	310,161
Minority interests	—	—	4,537	—	4,537
Income tax expense	7,868	98,100	13,506	—	119,474
Equity in income of subsidiaries, net of tax	177,913	—	—	(177,913)	—

Net income	$186,150	$157,056	$20,857	$(177,913)	$186,150

	For the year ended December 31, 2004
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$931,570	$717,377	$156,670	$—	$1,805,617
Total cost of sales	746,998	512,585	138,045	—	1,397,628

Gross margin	184,572	204,792	18,625	—	407,989
Total other income and expenses, net	154,723	43,502	11,270	—	209,495

(Loss) income before income taxes and equity in income of subsidiaries	29,849	161,290	7,355	—	198,494
Minority interests	—	—	1,204	—	1,204
Income tax expense	11,653	62,795	2,639	—	77,087
Equity in income of subsidiaries, net of tax	102,007	—	—	(102,007)	—

Net income	$120,203	$98,495	$3,512	$(102,007)	$120,203

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$9,014	$11,128	$1,943	$(13,071)	$9,014
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(540,659)	45,986	(8,842)	4,892	(498,623)

Net cash (used in) provided by operating activities	(531,645)	57,114	(6,899)	(8,179)	(489,609)

Net cash (used in) provided by investing activities	(14,750)	(29,240)	(3,040)	—	(47,030)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	409,796	—	—	—	409,796
Net repayments on mortgages and notes payable	232,167	(19,641)	—	8,179	220,705
Other	(82,802)	(12,712)	(9,056)	—	(104,570)

Net cash provided by (used in) financing activities	559,161	(32,353)	(9,056)	8,179	525,931

Net increase (decrease) in cash and cash equivalents	12,766	(4,479)	(18,995)	—	(10,708)
Cash and cash equivalents at beginning of year	17,389	6,424	28,771	—	52,584

Cash and cash equivalents at end of year	$30,155	$1,945	$9,776	$—	$41,876

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

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

December 31, 2006

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

(In thousands, except per share data)

23.	Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2005 is presented below:

	2006
	First	Second (3)	Third (3)	Fourth (3)
Revenue	$570,746	$529,436	$427,241	$526,275
Gross margin	127,978	101,168	63,653	(42,421)
Income from operations before minority interests and income taxes	67,567	36,454	12,668	(107,968)
Minority interests	1,341	(74)	(1,525)	(579)
Net income (loss)	40,242	22,675	10,659	(64,562)
Earnings per share: (4)
Basic	$.91	$.53	$.26	$(1.55)
Diluted	$.89	$.52	$.25	$(1.52)
Weighted average number of shares:
Basic	44,129	42,925	41,730	41,766
Diluted	45,165	43,886	42,335	42,421

	2005
	First	Second (1)	Third	Fourth (2)
Revenue	$465,864	$670,655	$621,887	$843,404
Gross margin	91,840	184,040	130,046	192,793
Income from operations before minority interests and income taxes	26,322	122,725	67,215	93,899
Minority interests	(780)	653	2,101	2,563
Net income	16,579	75,302	39,710	54,559
Earnings per share: (4)
Basic	$.37	$1.67	$.89	$1.23
Diluted	$.35	$1.61	$.85	$1.20
Weighted average number of shares:
Basic	44,853	45,199	44,841	44,330
Diluted	47,121	46,915	46,766	45,486

(1)	Includes land sale for $100,000 and related gross margin of approximately $77,000 and the effect of the revision of our capitalized interest accounting policy (See Note 1) to increase net income by approximately $4,800 of which approximately $3,300 relates to cumulative effects as of April 1, 2005. In addition, gross margin includes the reduction of approximately $7,100 of previously capitalized interest related to homes closed and tower residences under construction.
(2)	Net income includes $15,720, net of tax, in expenses related to the early repayment of debt.
(3)	Includes pre-tax asset impairment losses of approximately $4,600, $2,200 and $91,400 in the second, third and fourth quarters, respectively, and write-offs of approximately $400, $14,000 and $26,900 in the second, third and fourth quarters, respectively, in forfeited deposits and pre-development costs associated with the termination of land and lot option contracts.
(4)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that as of December 31, 2006, the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP, WCI’s independent registered public accounting firm, as stated in their report which is included herein on page 41.

ITEM 9B.	OTHER INFORMATION

On February 27, 2007, WCI Communities, Inc. (the “Company”) and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), amended the Rights Agreement, dated as of January 30, 2007 (the “Rights Agreement”), between the Company and the Rights Agent, pursuant to which amendment (i) the definition of “Exempted Entity” in Section 1(g) of the Rights Agreement was amended such that (a) HW Entities (as defined in the Rights Agreement) will no longer be deemed to be Exempted Entities and (b) any Person (as defined in the Rights Agreement) or group (as defined under Section 13(d)(3) of the Exchange Act) of Persons that is permitted to file and continues to file a Schedule 13-G with the Securities and Exchange Commission shall be deemed to be an Exempted Entity for so long as such Person or group beneficially owns no more than 16% of the outstanding common stock of the Company, but if such Person or group, after being deemed an Exempted Entity solely pursuant to the exemption for being a Schedule 13-G filer, is subsequently required to file a Schedule 13-D, such Person or group will remain an Exempted Entity only for so long as they do not acquire any additional shares of common stock of the Company, and (ii) the defined term “HW Entity” was deleted. The Rights Agreement was attached to the Company’s Form 8-K dated February 2, 2007, and is incorporated herein by reference as amended.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405 and 407(c)(3),(d)(4) and(d)(5) of Regulation S-K is set forth in the Company’s 2007 Proxy Statement which will be filed with the Securities and Exchange Commission (the SEC) not later than 120 days after December 31, 2006 (the 2007 Proxy Statement). For the limited purpose of providing the information necessary to comply with this Item 10, the 2007 Proxy Statement is incorporated herein by this reference.

The Company posts its Code of Business Conduct and Ethics on its Corporate Governance webpage at www.wcicommunities.com.

The Company’s Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc., on our Internet site. The information on the Company’s Internet site is not incorporated by reference into this report. You can request a copy of these documents, excluding exhibits at no cost, by addressing a request to:

WCI Communities, Inc.

Attention: Investor Relations

24301 Walden Center Drive

Bonita Springs, FL 34134

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402 and 407 (e)(4) and (e)(5) of Regulation S-K is set forth in the 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2007 Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is set forth in the 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2007 Proxy Statement is incorporated herein by this reference.

The following table provides information as of December 31, 2006 with respect to the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareholders.

	Common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Common shares remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	3,678,140	$18.92	1,271,176
Equity compensation plans not approved by security holders	—	—	—

Total	3,678,140	$18.92	1,271,176

(1)	Does not include 67 and 326 restricted stock units and performance share grants, respectively, because they have no exercise price.
(2)	Our Employee’s 2004 Stock Incentive Plan provides for a maximum number of shares authorized to be granted based on 15% of the maximum number of the issued and outstanding shares of our common stock as provided in the Plan.

Please refer to the discussion of the Company’s equity incentive plans in Note 18 to the Company’s consolidated financial statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is set forth in the 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2007 Proxy Statement is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is set forth in the 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2007 Proxy Statement is incorporated herein by this reference.

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

3.	Exhibits:

Exhibit number	Exhibit description
3.1	Form of Second Restated Certificate of Incorporation of WCI Communities, Inc. (11)

3.2	Form of Third Amended and Restated By-laws of WCI Communities, Inc. (11)

4.1	Form of Specimen Certificate for Common Stock of WCI Communities, Inc. (2)

4.2	Rights Agreement dated as of January 30, 2007. (22)

4.3	First Amendment to Rights Agreement dated February 27, 2007. (*)

10.2	Non-Executive Chairman Compensation Agreement, dated as of November 9, 2005, between WCI Communities, Inc. and Don E. Ackerman (15)

10.3	Non-Executive Vice Chairman Compensation Agreement, dated as of December 13, 2006, between WCI Communities, Inc. and Charles E. Cobb, Jr. (*)

10.4	Amended and Restated 1998 Non-Employee Director Stock Incentive Plan. (20)

10.7	2004 Stock Incentive Plan of WCI Communities, Inc. (8)

10.8	Management Incentive Compensation Plan (19)

10.9	Indenture, dated as of February 20, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $250,000,000 in aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2011 (1)

10.10	Supplemental Indenture, dated June 8, 2001, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York (1)

10.11	Supplemental indenture, dated as of December 15, 2005, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York (16)

10.12	Master Terms and Conditions for Capped Call Transactions between Citibank, N.A. and WCI Communities, Inc. (*)

10.13	Indenture, dated as of April 24, 2002, by an among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 (3)

10.14	Form of Severance Agreement for James P. Dietz (4)

10.15	Form of Severance Agreement for certain senior vice presidents of WCI Communities, Inc. (4)

10.16	Indenture, dated August 5, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated Notes due 2023 (5)

10.17	Supplemental indenture, dated as of December 15, 2004, by and among WCI Communities, Inc., certain of its subsidiaries and the Bank of New York relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated notes due 2023 (9)

Exhibit number	Exhibit description
10.18	Indenture, dated September 29, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2013 (6)

10.19	Form of Indemnification Agreement for directors and executive officers (7)

10.20	Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, among WCI Communities, Inc. and Bank of America, as administrative agent and lender (21)

10.22	Form of Stock Option Agreement for Key Employees (9)

10.23	Indenture, dated as of March 10, 2005, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 6 5/8% Senior Subordinated notes due 2015 (10)

10.24	Form of Severance Agreement for Jerry L. Starkey (12)

10.25	Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of September 22, 2005, among WCI Communities, Inc., Bay Colony-Gateway, Inc., Resort at Singer Island Properties, Inc., and Wachovia Bank, N.A., as administrative agent and a lender (13)

10.26	Indenture, dated as of September 28, 2005, between WCI Communities, Inc. and JP Morgan Chase Bank, N.A. relating to $100,000,000 in aggregate principal amount of 7 1/4% Junior Subordinated notes due 2035 (14)

10.27	2005 Compensation Program for Non-Employee Directors as amended December 13, 2006 (*)

10.28	Senior Term Loan Agreement dated as of December 23, 2005, among WCI Communities, Inc. and Key Bank, N.A. as lender and administrative agent (17)

10.29	Indenture, dated as of February 3, 2006, by and among WCI Communities, Inc. and JP Morgan Chase Bank, N.A. relating to the $65,000,000 in aggregate principal amount of 7.54% Junior Subordinated notes due 2036. (18)

10.30	Senior Management Incentive Compensation Plan. (20)

10.32	Form of Severance Agreement for Christopher J. Hanlon (*)

10.33	Form of Performance Stock Unit Agreement for Key Employees (*)

10.34	Form of Restricted Stock Unit Agreement for Key Employees (*)

11.1	Statement re computation of per share earnings (***)

12.1	Ratio of Earnings to Fixed Charges (*)

14.1	Code of Ethics (****)

21.1	Subsidiaries of WCI Communities, Inc. (*)

23.1	Consent of Ernst & Young LLP, Independent Registered Certified Public Accounting Firm (*)

23.2	Consent of PricewaterhouseCoopers LLP (*)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President, Chief Executive Officer and Director (*)

31.2	Rule 13a-14(a) certification by James P. Dietz, Executive Vice President and Chief Financial Officer (*)

32.1	Section 1350 certification by Jerry L. Starkey, President, Chief Executive Officer and Director Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)

32.2	Section 1350 certification by James P. Dietz, Executive Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)

*	Filed herewith.

**	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	See footnote 1 to the consolidated financial statements.
****	Available on our webpage at www.wcicommunities.com.

(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-58500).
(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).
(3)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-87250).
(4)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 1-31255).
(5)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108462).
(6)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-111184).
(7)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2003 (Commission File 1-31255).
(8)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s 2004 Proxy Statement.
(9)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2004 (Commission File 1-31255).
(10)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on March 11, 2005 (Commission File 1-31255).
(11)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on May 24, 2005 (Commission File 1-31255).
(12)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 3, 2005 (Commission File 1-31255).
(13)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on September 28, 2005 (Commission File 1-31255).
(14)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on October 3, 2005 (Commission File 1-31255).
(15)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on November 14, 2005 (Commission File 1-31255).
(16)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on December 16, 2005 (Commission File 1-31255).
(17)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on December 28, 2005 (Commission File 1-31255).
(18)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-31255).
(19)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on April 20, 2006 (Commission File 1-31255).
(20)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K on May 22, 2006 (Commission File 1-31255).
(21)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K on June 13, 2006 (Commission File 1-31255).
(22)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K on January 2, 2007 (Commission File 1-31255).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI Communities, Inc. Registrant

By:	/S/ JAMES P. DIETZ
Name:	James P. Dietz
Title:	Executive Vice President and Chief Financial Officer

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange, Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JERRY L. STARKEY Jerry L. Starkey	President, Chief Executive Officer and Director	February 27, 2007

/S/ DON E. ACKERMAN Don E. Ackerman	Chairman of the Board of Directors	February 27, 2007

/S/ CHARLES E. COBB, JR. Charles E. Cobb, Jr.	Vice Chairman of the Board of Directors	February 27, 2007

/S/ HILLIARD M. EURE, III Hilliard M. Eure, III	Director	February 27, 2007

/S/ F. PHILIP HANDY F. Philip Handy	Director	February 27, 2007

/S/ LAWRENCE L. LANDRY Lawrence L. Landry	Director	February 27, 2007

/S/ JAMES F. MCDONALD James F. McDonald	Director	February 27, 2007

/S/ THOMAS F. MCWILLIAMS Thomas F. McWilliams	Director	February 27, 2007

/S/ KATHLEEN M. SHANAHAN Kathleen M. Shanahan	Director	February 27, 2007

/S/ STEWART TURLEY Stewart Turley	Director	February 27, 2007

/S/ JAMES P. DIETZ James P. Dietz	Executive Vice President and Chief Financial Officer	February 27, 2007

/S/ SCOTT A. PERRY Scott A. Perry	Chief Accounting Officer	February 27, 2007