Form 10-Q
period 2007-03-31
WCI COMMUNITIES INC
filed 2007-05-08
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer’s common stock, as of May 4, 2007, was 42,010,267.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended March 31, 2007

IN DEX

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$35,977	$41,876
Restricted cash	26,105	42,035
Contracts receivable, net	1,070,548	1,269,549
Mortgage notes and accounts receivable	23,869	28,518
Real estate inventories	1,961,547	1,955,793
Property and equipment, net	270,815	274,720
Other assets	155,336	142,174
Goodwill	69,104	69,098
Other intangible assets	7,950	8,096

Total assets	$3,621,251	$3,831,859

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$307,845	$348,684
Customer deposits	305,925	362,009
Community development district obligations	111,612	115,031
Senior unsecured credit facility	423,200	503,846
Senior unsecured term note	300,000	300,000
Mortgages and notes payable	347,419	363,261
Senior subordinated notes	525,000	525,000
Junior subordinated notes	165,000	165,000
Contingent convertible senior subordinated notes	125,000	125,000

	2,611,001	2,807,831

Minority interests	36,209	36,629

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,691 and 46,583 shares issued, respectively	467	466
Additional paid-in capital	289,314	285,986
Retained earnings	792,671	808,482
Treasury stock, at cost, 4,693 shares, respectively	(108,047)	(108,047)
Accumulated other comprehensive (loss) gain	(364)	512

Total shareholders’ equity	974,041	987,399

Total liabilities and shareholders’ equity	$3,621,251	$3,831,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2007	2006
Revenues
Homebuilding	$288,194	$506,571
Real estate services	25,621	30,437
Other	26,818	33,738

Total revenues	340,633	570,746

Costs of Sales
Homebuilding	251,834	386,718
Real estate services	23,519	27,661
Other	24,345	28,389

Total costs of sales	299,698	442,768

Gross margin	40,935	127,978
Other Income and Expenses
Equity in (earnings) losses from joint ventures	(786)	200
Other income	(488)	(1,455)
Hurricane recoveries	(1,513)	—
Selling, general and administrative	41,253	48,557
Interest expense, net	16,364	3,205
Real estate taxes, net	5,651	3,214
Depreciation and amortization	5,655	6,235
Expenses related to early repayment of debt	—	455

(Loss) income before minority interests and income taxes	(25,201)	67,567
Minority interests	593	1,341

(Loss) income before income taxes	(25,794)	66,226
Income tax (benefit) expense	(9,983)	25,984

Net (loss) income	$(15,811)	$40,242

(Loss) earnings per share:
Basic	$(.38)	$.91
Diluted	$(.38)	$.89
Weighted average number of shares:
Basic	41,920	44,129
Diluted	41,920	45,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury	Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Gain (Loss)	Total
Balance at December 31, 2006	41,890	$466	$285,986	$808,482	$(108,047)	$512	$987,399
Exercise of stock options	96	1	1,235	—	—	—	1,236
Stock-based compensation	12	—	2,093	—	—	—	2,093
Comprehensive income:
Net loss	—	—	—	(15,811)	—	—	(15,811)
Change in fair value of derivative, net	—	—	—	—	—	(876)	(876)

Total comprehensive loss							(16,687)

Balance at March 31, 2007	41,998	$467	$289,314	$792,671	$(108,047)	$(364)	$974,041

	Common Stock		Additional Paid-in	Retained	Treasury	Other Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Gain (Loss)	Total
Balance at December 31, 2005	44,362	$460	$298,786	$799,468	$(38,987)	$(1,105)	$1,058,622
Exercise of stock options	320	4	3,516	—	—	—	3,520
Tax benefit from stock option exercises	—	—	1,116	—	—	—	1,116
Stock-based compensation	4	—	2,553	—	—	—	2,553
Purchase of treasury stock	(1,000)	—	—	—	(25,480)	—	(25,480)
Comprehensive income:
Net income	—	—	—	40,242	—	—	40,242
Change in fair value of derivative, net	—	—	—	—	—	3,168	3,168

Total comprehensive income							43,410

Balance at March 31, 2006	43,686	$464	$305,971	$839,710	$(64,467)	$2,063	$1,083,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(15,811)	$40,242
Adjustments to reconcile net (loss) income to net cash provided by (used) in operating activities:
Tax benefit relating to stock option exercises	—	1,116
Write-off of unamortized debt and premium issuance costs	—	(35)
Deferred income taxes	(15,694)	(3,784)
Depreciation and amortization	7,512	7,426
(Earnings) losses from investments in joint ventures	(786)	200
Minority interests	593	1,341
Asset impairment losses and land acquisition termination costs	1,059	—
Stock-based compensation expense	2,093	2,553
Changes in assets and liabilities:
Restricted cash	15,930	40,852
Contracts receivable	199,001	(120,866)
Mortgage notes and accounts receivable	4,649	9,260
Real estate inventories	(2,647)	(84,576)
Distributions of earnings from joint ventures	356	—
Cash from consolidation of joint ventures	—	1,186
Other assets	2,626	(4,590)
Accounts payable and other liabilities	(40,379)	(25,515)
Customer deposits	(56,084)	(8,861)

Net cash provided by (used in) operating activities	102,418	(144,051)

Cash flows from investing activities:
Additions to property and equipment, net	(7,749)	(17,171)
Capital contributions to investments in joint ventures	(37)	(12,438)

Net cash used in investing activities	(7,786)	(29,609)

Cash flows from financing activities:
Net (repayments) borrowings on senior unsecured credit facility	(80,646)	68,281
Proceeds from borrowings on mortgages and notes payable	149,571	100,607
Repayment of mortgages and notes payable	(165,805)	(41,107)
Redemption of senior subordinated notes	—	(5,430)
Proceeds from issuance of junior subordinated notes	—	65,000
Debt issue costs	(2,550)	(533)
Net (payments) advances on community development district obligations	(1,324)	244
Distributions to minority interests	(1,013)	(3,669)
Proceeds from exercise of stock options	1,236	3,520
Purchase of treasury stock	—	(25,480)

Net cash (used in) provided by financing activities	(100,531)	161,433

Net decrease in cash and cash equivalents	(5,899)	(12,227)
Cash and cash equivalents at beginning of period	41,876	52,584
Cash and cash equivalents at end of period	$35,977	$40,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands, except per share data)

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of WCI Communities, Inc. (the Company, WCI or we), our wholly owned subsidiaries and certain joint ventures which are not variable interest entities (VIEs) but we have the ability to exercise control. The equity method of accounting is applied in the accompanying condensed consolidated financial statements with respect to those investments in joint ventures which are not VIEs and we have less than a controlling interest, have substantive participating rights, or are not the primary beneficiary as defined in FIN 46-R, Consolidation of Variable Interest Entities. All material intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated financial statements and notes of the Company as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2006 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Historically, the traditional homebuilding segment delivers 30% to 40% of its revenue and gross margin in the fourth quarter. The Company historically has experienced and expects to continue to experience variability in quarterly results. The condensed consolidated statement of operations for the three months ended March 31, 2007 is not necessarily indicative of the results to be expected for the full year.

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands, except per share data)

Three months ended March 31, 2007

	Tower	Traditional		Real Estate	Amenity Membership and Operations		Segment
	Homes	Homes	Lots	Services	and Other	Land Sales	Totals
Revenues	$73,985	$214,073	$136	$25,621	$26,818	$—	$340,633
Gross margin	836	35,536	(12)	2,102	2,542	(69)	$40,935
Previously capitalized interest included in cost of sales	6,494	7,270	—	—	11	—	$13,775

Three months ended March 31, 2006

	Tower	Traditional		Real Estate	Amenity Membership and Operations		Segment
	Homes	Homes	Lots	Services	and Other	Land Sales	Totals
Revenues	$219,395	$280,262	$6,914	$30,437	$28,586	$5,152	$570,746
Gross margin	54,510	63,150	2,193	2,776	1,844	3,505	127,978
Previously capitalized interest included in cost of sales	8,048	7,297	609	—	—	—	15,954

See the condensed consolidated statements of operations for a reconciliation of gross margin to (loss) income before minority interests and income taxes for the three months ended March 31, 2007 and 2006.

3.	Real Estate Inventories

Real estate inventories are summarized as follows:

	March 31, 2007	December 31, 2006
Land and land improvements	$937,020	$947,669
Investments in amenities	92,545	86,905
Work in progress:
Towers	251,925	278,703
Homes	366,740	375,652
Completed inventories:
Towers	101,392	47,045
Homes	211,925	219,819

Total real estate inventories	$1,961,547	$1,955,793

Work in progress includes tower units and homes that are finished, sold and ready for delivery. Work in progress also includes unsold tower units and homes in various stages of construction and tower land in the initial stages of site planning and tower design. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Including model homes, we had approximately 380 and 401 completed single- and multi-family homes at March 31, 2007 and December 31, 2006, respectively. We had 168 and 71 completed tower residences at March 31, 2007 and December 31, 2006, respectively.

In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, changes in estimates of tower revenue and development costs are accounted for on a cumulative basis in the period that the change occurs. Our estimates of tower revenue and development costs are revised on a quarterly basis until a tower building is completed and delivered to

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands, except per share data)

unit owners. For the three months ended March 31, 2007 and 2006, tower gross margin was reduced by approximately $7,300 and $2,900, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The impact to net (loss) income and diluted earnings per share for the three months ended March 31, 2007 and 2006 was approximately $4,475 or $.11 per share and $1,760 or $.04 per share, respectively. (See Note 10 for discussion on change in tower contracts receivable default reserve)

4.	Warranty

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

The following table presents the activity in our warranty liability account:

	For the three months ended March 31,
	2007	2006
Warranty liability at beginning of period	$20,110	$18,578
Warranty costs accrued and incurred	2,221	3,342
Warranty costs paid	(2,218)	(2,515)

Warranty liability at end of period	$20,113	$19,405

5.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended March 31,
	2007	2006
Total interest incurred	$35,389	$25,430
Debt issue cost amortization	1,386	844
Interest capitalized	(20,411)	(23,069)

Interest expense, net	$16,364	$3,205

Previously capitalized interest included in costs of sales	$13,775	$15,954

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands, except per share data)

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

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of March 31, 2007, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

As of March 31, 2007, we had land and lot option contracts aggregating $344,419, net of deposits, to acquire approximately fifteen hundred acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $27,830 at March 31, 2007.

7.	Shareholders’ Equity

In addition to our common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock-based grants and contingent convertible notes. For the three months ended March 31, 2007, 2,870 stock options and grants were excluded from the computation of diluted loss per share due to their anti-dilutive effect. For the three months ended March 31, 2006, 1,572 stock options and grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. Approximately 4,534 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2007 and 2006 due to their anti-dilutive effect.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands, except per share data)

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended M arch 31,
	2007	2006
Basic weighted average shares	41,920	44,129
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	—	1,036

Diluted weighted average shares	41,920	45,165

8.	Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties.

Effective January 1, 2007, we adopted the provisions of FIN 48. The implementation of FIN 48 had no material impact on our recorded liability for unrecognized tax benefits which was approximately $2,500 at March 31, 2007 and $2,400 at January 1, 2007, respectively. The total amount of unrecognized tax benefits, that, if recognized would affect the effective tax rate is $400, which includes interest and penalties of $60 at March 31, 2007. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. We had approximately $2,300 and $2,200 accrued for the payment of interest and penalties at March 31, 2007 and January 1, 2007, respectively. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

9.	Debt

In April 2007, we amended (the Credit Facility Amendment) our senior unsecured revolving credit agreement (the Credit Facility). The Credit Facility Amendment is effective March 31, 2007 and ends no later than December 31, 2008 (the Modification Period). The terms under the Credit Facility Amendment include a reduction in the Credit Facility borrowing capacity from $930,000 to $850,000 followed by a further reduction to $800,000 on October 1, 2007. The interest rate at March 31, 2007 is the lender’s prime rate or the Eurodollar base rate plus a spread of 1.55%, payable in arrears. During the Modification Period, the interest rate can range from LIBOR plus 125 basis points to LIBOR plus 200 basis points based upon our leverage ratio and is adjusted quarterly. At March 31, 2007, $79,000 and $344,200 of our outstanding balance on the Credit Facility was accruing interest at 8.25% and 6.87%, respectively.

In April 2007, we amended (the Term Note Amendment) our senior unsecured term note (the Term Note) subject to the same Modification Period as the Credit Facility Amendment. The terms under the Term Note Amendment increase the interest rate from LIBOR plus 200 basis points (7.32% at March 31, 2007) to LIBOR plus 250 basis points during the Modification Period.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands, except per share data)

The Credit Facility Amendment and the Term Note Amendment contain modifications to certain financial and operational covenants in the Credit Facility and the Term Note, which under certain circumstances, limit our ability to, among other items, incur additional debt, pay dividends, repurchase common stock, and make certain investments. The principal financial covenant modifications include the following, as defined: (1) EBITDA to Fixed Charges cannot be less than 1.50 to 1.0 for 2007 and 1.75 to 1.0 for 2008, however, this ratio can drop as low as 1.25 for any 2 quarters in 2007 and as low as 1.50 for any one quarter in 2008 for an additional 25 and 15 basis point increase in the interest rate, respectively, (2) The number of Unsold Units may not exceed 50% of the aggregate number of closed sales of Units for the immediately preceding four fiscal quarters through March 31, 2008, unless we terminate the Modification Period sooner and (3) Debt to Tangible Net Worth cannot exceed 1.95 to 1.0 during the Modification Period.

The Credit Facility Amendment and the Term Note Amendment also provide that if we fail to comply with all modified covenant requirements and simultaneously are not able to meet a specified minimum liquidity requirement, the Company would provide its lenders a security agreement on substantially all of the non-real estate assets of the guarantor subsidiaries. At March 31, 2007, we were in compliance with all of the covenants, limitations and restrictions under the Credit Facility Amendment and the Term Note Amendment.

10.	Contracts Receivable

Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. On a quarterly basis, we prepare an analysis for each specific tower and analyze each unit with respect to which we have facts that lead us to believe specific units are at risk of defaulting and based on this analysis, actual defaults experienced at each tower location, and the current market environment, we estimate the number of defaults that may occur for future unit closings. This analysis requires us to make significant estimates and assumptions that affect the reported amounts in our financial statements. These estimates are subject to revision as additional information becomes available and actual defaults could differ materially from our estimates. Tower unit defaults in certain of our buildings that began delivering units in the first quarter of 2007 have been higher than our previous estimates and higher than the ultimate default rate experienced in three buildings that began delivering units in December 2006. Due to the larger number of units in certain buildings, the weakness in the general real estate market, the current challenges that exist in the mortgage market and other individual circumstances, it has recently taken us longer to close sold units in our buildings. Based upon the above factors, our first quarter 2007 analysis resulted in an increase of $7,400 in the default reserve to account for an estimated 15% default rate for future tower unit closings.

At March 31, 2007 and December 31, 2006, respectively, our contracts receivable balance of $1,070,548 and $1,269,549 is net of an allowance of $25,700 and $18,300 for estimated losses due to potential customer defaults. For the three months ended March 31, 2007, a total of 19 customers defaulted on their contractual obligation to close the purchase of individual tower units. Our contracts receivable balance at March 31, 2007 includes approximately $187,300 related to 207 tower buyers that have not closed on their units although the tower buildings have been completed. As of the end of April 2007, the number of unclosed units has been reduced to 128, totaling approximately $125,300 in contracts receivable. Although we have reserved for an estimated 64 defaults, we have granted these tower buyers extensions to close and expect many of these closings to occur in the second quarter of 2007. Our actual contract defaults may be higher or lower than our current estimates.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands, except per share data)

11.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At March 31, 2007, we had approximately $40,341 in letters of credit outstanding which expire through 2009. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $172,634 at March 31, 2007, are typically outstanding over a period of approximately one to five years.

12.	New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115. SFAS 159 allows entities to choose to measure eligible items at fair value at specified election dates and expands disclosure about fair value measurements. Early adoption is permitted provided the provisions of SFAS 157 are also applied. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The impact on our financial statements for that period has not yet been determined.

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

In November 2006, the FASB ratified EITF Issue No. 06-8, Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums (EITF 06-8). EITF 06-8 provides guidance in assessing the collectibility of the sales price which is required in order to recognize profit under the percentage-of-completion method pursuant to SFAS 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS 66 would be met by requiring the buyer to either (a) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (b) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregated deposit meets the required investment tests for the duration of the construction period. EITF 06-8 will be effective for the first reporting period in fiscal years beginning after March 15, 2007 and early adoption is permitted. Adoption of EITF 06-8 will require a cumulative-effect adjustment to retained earnings in the period of adoption. Although we have not yet assessed the impact on our financial position, results of operations and cash flows, we believe that we would be required, in most cases, to collect additional deposits from the buyer in order to recognize revenue under the percentage-of-completion method of accounting at the point of construction commencement. If we are unable to meet the requirements of EITF 06-8, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS 66 and EITF 06-8 have been met.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands)

Condensed Consolidating Balance Sheets

	March 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets

Cash and cash equivalents	$16,856	$19,114	$7	$—	$35,977
Restricted cash	8,716	6,122	11,267	—	26,105
Contracts receivable	836,258	109,575	124,715	—	1,070,548
Mortgage notes and accounts receivable	9,559	12,501	3,447	(1,638)	23,869
Real estate inventories	1,272,479	297,991	391,077	—	1,961,547
Property and equipment	89,669	113,110	68,036	—	270,815
Investment in subsidiaries	879,947	25,319	—	(905,266)	—
Other assets	474,004	390,294	50,034	(681,942)	232,390

Total assets	$3,587,488	$974,026	$648,583	$(1,588,846)	$3,621,251

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$739,208	$263,488	$406,266	$(683,580)	$725,382
Senior unsecured debt	723,200	—	—	—	723,200
Mortgages and notes payable	336,039	—	11,380	—	347,419
Subordinated notes	815,000	—	—	—	815,000

	2,613,447	263,488	417,646	(683,580)	2,611,001

Minority interests	—	—	36,209	—	36,209

Shareholders’ equity	974,041	710,538	194,728	(905,266)	974,041

Total liabilities and shareholders’ equity	$3,587,488	$974,026	$648,583	$(1,588,846)	$3,621,251

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands)

Condensed Consolidating Balance Sheets

	December 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets

Cash and cash equivalents	$30,155	$1,945	$9,776	$—	$41,876
Restricted cash	12,102	14,405	15,528	—	42,035
Contracts receivable	920,667	242,556	106,326	—	1,269,549
Mortgage notes and accounts receivable	11,476	14,207	2,835	—	28,518
Real estate inventories	1,232,076	304,596	419,121	—	1,955,793
Property and equipment	93,348	113,364	68,008	—	274,720
Investment in subsidiaries	889,839	25,086	—	(914,925)	—
Other assets	571,520	513,846	47,454	(913,452)	219,368

Total assets	$3,761,183	$1,230,005	$669,048	$(1,828,377)	$3,831,859

Liabilities and Shareholders’ Equity
	$802,872	$508,683	$427,621	$(913,452)	$825,724
Accounts payable and other liabilities	803,846	—	—	—	803,846
Senior unsecured debt	352,066	—	11,195	—	363,261
Mortgages and notes payable	815,000	—	—	—	815,000

Subordinated notes	2,773,784	508,683	438,816	(913,452)	2,807,831

Minority interests	—	—	36,629	—	36,629

Shareholders’ equity	987,399	721,322	193,603	(914,925)	987,399

Total liabilities and shareholders’ equity	$3,761,183	$1,230,005	$669,048	$(1,828,377)	$3,831,859

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended March 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$165,389	$73,281	$102,157	$(194)	$340,633
Total cost of sales	130,720	84,012	85,160	(194)	299,698

Gross margin	34,669	(10,731)	16,997	—	40,935
Total other income and expenses, net	37,526	21,992	6,618	—	66,136

(Loss) income before minority interests, income taxes and equity in (loss) income of subsidiaries	(2,857)	(32,723)	10,379	—	(25,201)
Intercompany management fees	738	(8,026)	7,288	—	—
Minority interests	—	—	593	—	593
Income tax benefit	(135)	(9,537)	(311)	—	(9,983)
Equity in (loss) income of subsidiaries, net of tax	(12,351)	1,253	—	11,098	—

Net (loss) income	$(15,811)	$(13,907)	$2,809	$11,098	$(15,811)

	For the three months ended March 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$332,851	$176,131	$61,965	$(201)	$570,746
Total cost of sales	256,535	133,386	53,048	(201)	442,768

Gross margin	76,316	42,745	8,917	—	127,978
Total other income and expenses, net	43,844	11,251	5,316	—	60,411

Income before minority interests, income taxes and equity in income of subsidiaries	32,472	31,494	3,601	—	67,567
Minority interests	—	—	1,341	—	1,341
Income tax expense	13,150	12,132	702	—	25,984
Equity in income of subsidiaries, net of tax	20,920	1,003	—	(21,923)	—

Net income	$40,242	$20,365	$1,558	$(21,923)	$40,242

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the three months ended March 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net (loss) income	$(15,811)	$(13,907)	$2,809	$11,098	$(15,811)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	101,642	38,494	(10,264)	(11,643)	118,229

Net cash provided by (used in) operating activities	85,831	24,587	(7,455)	(545)	102,418

Net cash used in investing activities	(4,731)	(2,300)	(755)	—	(7,786)

Cash flows from financing activities:
Net repayments on senior unsecured debt	(80,646)	—	—	—	(80,646)
Net repayments on mortgages and notes payable	(16,233)	—	(546)	545	(16,234)
Other	2,480	(5,118)	(1,013)	—	(3,651)

Net cash used in financing activities	(94,399)	(5,118)	(1,559)	545	(100,531)

Net (decrease) increase in cash and cash equivalents	(13,299)	17,169	(9,769)	—	(5,899)

Cash and cash equivalents at beginning of period	30,155	1,945	9,776	—	41,876

Cash and cash equivalents at end of period	$16,856	$19,114	$7	$—	$35,977

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the three months ended March 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$40,242	$20,365	$1,558	$(21,923)	$40,242
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(217,068)	11,955	3,395	17,425	(184,293)

Net cash (used in) provided by operating activities	(176,826)	32,320	4,953	(4,498)	(144,051)

Net cash used in investing activities	(2,859)	(20,158)	(796)	(5,796)	(29,609)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	68,281				68,281
Net borrowings (repayments) on mortgages and notes payable	125,888	(13,369)	(149)	6,700	119,070
Other	(24,191)	(1,652)	(3,669)	3,594	(25,918)

Net cash provided by (used in) financing activities	169,978	(15,021)	(3,818)	10,294	161,433

Net (decrease) increase in cash and cash equivalents	(9,707)	(2,859)	339		(12,227)

Cash and cash equivalents at beginning of period	17,389	6,424	28,771		52,584

Cash and cash equivalents at end of period	$7,682	$3,565	$29,110	$—	$40,357

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Overview

(Dollars in thousands)	For the three months ended March 31,
	2007	2006
Total revenues	$340,633	$570,746
Total gross margin (a)	40,935	127,978
Net (loss) income	(15,811)	40,242

(a)	Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of operations for the details of other components that are part of the condensed consolidated (loss) income before minority interest and income taxes for each period.

Reduced demand for our products and services experienced by each of our principal lines of business contributed to decreases in revenue and gross margin for the quarter ended March 31, 2007. For the quarter, total revenues and gross margin decreased 40.3% and 68.0%, respectively. The most significant impact to our quarterly operations occurred in our tower homebuilding division which experienced a 66.3% and 98.5% decline in revenues and gross margin, respectively. Among other adjustments to our estimates, we recorded a reduction to gross margin of $12.1 million due to actual and estimated customer defaults in our tower homebuilding division. Tower defaults in certain of our buildings that began delivering units in the first quarter have been higher than our prior estimates and higher than the ultimate default rate experienced in three buildings that began delivering units in December 2006. Our traditional homebuilding operations reported a 25.4% and 45.6% decrease in revenues and gross margin, respectively. Our real estate services revenues and gross margin declined 15.8% and 24.3%, respectively.

For the three months ended March 31, 2007, the aggregate value of combined traditional and tower homebuilding new homes orders declined 53.4% over the same period a year ago, to $156.1 million, while the number of new home unit orders declined 41.0% to 237. The average price of the combined homebuilding new orders decreased 20.9% to $659,000.

We believe the slowdown in new unit orders is attributable to a national softening in demand for new homes as well as an oversupply of homes available for sale, particularly in our Florida market. We believe the decline in demand for our new homes is related to concerns of prospective home buyers regarding the direction of home prices, interest rates and their inability to sell their current homes. In addition to the traditional homebuyer, it appears that speculators and investors have significantly reduced their participation in the new home market. Many of our markets have been impacted by an overall increase in the supply of homes available for sale, as speculators and investors attempt to sell the homes they previously purchased or cancel contracts for homes under construction. In addition, high cancellation rates reported by other builders, and the increased cancellation rates we have experienced, are adding to the supply of homes in the marketplace.

The continuing deterioration of conditions in the markets in which we operate has had, and likely will continue to have for an extended period of time, a negative impact on our liquidity and our ability to comply with financial and other covenants under our bank loans and indentures. Some of the factors which have adversely affected us include, but are not limited to, declines in new home orders; increased cancellations, defaults and rescission claims; increased use of incentives and discounts; reduced margins; tower project delays and increased interest and insurance costs; general contractor financial instability; and credit rating downgrades. All of these factors, and others which may arise in the future, may adversely impact our financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With little or no visibility as to when market conditions are likely to improve, we have been taking steps to reduce costs to partially offset variances caused by the current unfavorable business environment. We are reducing overhead, improving operating efficiency, and implementing practices to reduce construction costs. In addition, we have substantially reduced land purchases and development activities. All of these measures are focused on maximizing cash flow and paying down debt. We continue to expect to realize approximately $1 billion of cash flow from operations in 2007, generated primarily from the collection of tower receivables and proceeds from land and recreational amenity sales. In April 2007, we closed on the sale of a recreational facility and received cash proceeds of $47.2 million.

In February 2007, we engaged Goldman, Sachs & Co. as our financial advisor to assist us in a thorough review of the Company’s business plans, capital structure, and growth prospects, with the objective of enhancing the company’s value for all of our shareholders. In March 2007, Carl Icahn and various related entities launched an unsolicited tender offer for any and all shares of the Company at $22.00 per share. The Company’s Board of Directors has rejected the unsolicited tender offer, stating that it is opportunistic in terms of timing, highly conditional, and financially inadequate to the Company’s shareholders. The Board of Directors has authorized Goldman, Sachs & Co. to assist in a comprehensive sale process of the Company with the objective of maximizing value for all shareholders. In addition, the Icahn Group has nominated a competing slate of Directors and has indicated that it plans to engage in a proxy contest with us. For additional information related to this process, refer to the Company’s Schedule 14D-9, as amended, filed with the Securities and Exchange Commission.

Homebuilding

Traditional homebuilding

(Dollars in thousands)	For the three months ended March 31,
	2007	2006
Revenues	$214,073	$280,262
Gross margin	$35,536	$63,150
Gross margin percentage	16.6%	22.5%
Homes closed (units)	306	492
Average selling price per home closed	$700	$570
Lot revenues	$136	$6,914
Net new orders for homes (units)	244	347
Contract values of new orders, net	$158,932	$265,110
Average selling price per new order, net	$651	$764

	March 31,
	2007	2006
Backlog (units)	808	1,552
Backlog contract values	$631,265	$1,176,104
Average sales price per unit in backlog	$781	$758

Traditional home revenues decreased 23.6% due primarily to the 37.8% decline in home deliveries partially offset by the 22.8% increase in average selling price per home closed. We closed 183 units in our Florida market compared to 427 in the same period last year. The Northeast U.S. and Mid-Atlantic U.S. markets closed 110 and 13 units during the quarter compared to 51 and 14 units in the same period last year, respectively. The Northeast U.S. market experienced a 115.7% increase in home deliveries primarily as a result of one community where

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

deliveries increased to 99 units in the three months ended March 31, 2007 due to construction delays in prior periods that pushed deliveries into 2007. The increase in the average selling price per home closed was positively impacted by a 37.9% increase contributed by the Florida market, as well as the $1.4 million average price achieved by our Mid-Atlantic U.S. market. The Florida and Northeast U.S. markets achieved average selling prices per home closed of $750,000 and $539,000, respectively.

Lot revenues decreased to $136,000 from $6.9 million. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary driver of the traditional homebuilding segment and therefore will fluctuate from time to time.

The decrease in the home gross margin percentage to 16.6% from 22.5% was primarily due to increased utilization of sales discounts. Sales discounts for the three months ended March 31, 2007 reduced home gross margin by approximately 850 basis points of revenue compared to 100 basis points for the same period last year. Home gross margin was favorably impacted by $3.9 million in forfeited deposits from contract cancellations compared to $52,000 in 2006. The Florida, Northeast U.S. and Mid-Atlantic U.S. markets, achieved gross margins of 18.2%, 15.4% and 8.5% for the three months ended compared to 23.9%, 12.8% and 20.1% in the same period in 2006, respectively.

As a result of the continuing decline in demand for new homes as well as an oversupply of homes available for sale in our markets, we continue to focus on liquidating certain finished homebuilding product or lowering sales prices in certain communities to meet the competitive market. Our continued focus on liquidating certain finished homebuilding product resulted in the recording of $645,000 of asset impairment losses related to completed home inventories. No material impairment losses were recorded in same period in 2006. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional homes and projects which may result in additional impairment charges and such charges could be significant.

Contract values of new orders decreased 40.1% primarily due to the decline in the number of new orders and decrease in average selling price. For three months ended 2007, our Florida and Northeast U.S. markets had declines of 85 units and 38 units, respectively, compared to 2006. The Mid-Atlantic U.S. market had an increase of 20 units compared to 2006.

The 46.3% decrease in backlog contract values reflects a 47.9% decrease in backlog units combined with a 3.0% increase in the average sales price of homes under contract to $781,000 in 2007 compared to $758,000 in 2006. The increase in average sales price of homes under contract can be attributed to a shift in product mix. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in most of our markets and an increase in our cancellation rate. Our cancellation rate on traditional homes was approximately 19.7% of contracts signed, as compared to 17.8% in 2006. Based on recent cancellation experience, we do not expect to completely deliver the 808 units in backlog at March 31, 2007.

We employ a wide range of sales incentives and discounts to market our homes to prospective buyers, particularly in these difficult market conditions. These incentives are an important aspect of our sales and marketing of homes, and we rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of completed unsold homes. Without the use of these marketing incentives and discounts, our ability to sell homes would be adversely impacted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tower homebuilding

(Dollars in thousands)	For the three months ended March 31,
	2007	2006
Revenues	$73,985	$219,395
Gross margin	$836	$54,510
Gross margin percentage	1.1%	24.8%
Net new orders (units)	(7)	55
Contract values of new orders, net	$(2,830)	$69,654
Average selling price per new order, net	NM	$1,266

	March 31,
	2007	2006
Cumulative contracts (units)	1,036	1,816
Cumulative contract values	$1,255,648	$1,958,414
Less: Cumulative revenues recognized	(1,096,228)	(1,250,218)

Backlog contract values	$159,420	$708,196

Average sales price per unit in backlog	$1,212	$1,078
Towers under construction recognizing revenue during the quarter	11	24

NM-	Data not meaningful

Tower revenues recognized using the percentage-of-completion method decreased $150.3 million and was partially offset by a $2.1 million increase in the sale of completed tower units. Tower revenues were favorably impacted by $2.8 million in forfeited deposits compared to none in 2006. The decline in tower unit sales in buildings under construction, and less towers under construction recognizing revenue contributed to the decline in percentage-of-completion revenues. Eleven towers with a total sellout value of $1.8 billion were under construction and recognizing revenue for the quarter ended March 31, 2007 compared to 24 towers with a total sellout value of $2.4 billion for the same period last year.

For the quarter ended March 31, 2007, tower gross margin was impacted by several changes in estimated revenues and costs, including (1) a $7.4 million increase to the contracts receivable default reserve to account for an estimated 15% default rate for future tower closings, (2) $4.9 million impact of 19 defaulted contracts recorded in the quarter, (3) a $3.3 million increase in interest costs associated with increased tower construction cycle times, (4) a $2.8 million increase in insurance costs, (5) a $1.2 million increase in tower construction costs, incentives and sales discounts and other costs. We did not record any increase to the contracts receivable default reserve for the three months ended March 31, 2006. The changes in estimates of tower construction costs are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be impacted by any additional changes in estimates.

For the quarter ended March 31, 2007, we recorded 12 gross new orders with a contract value of approximately $21.6 million offset by the default of 19 contracts with a contract value of approximately $24.5 million. For the quarter ended March 31, 2006, we recorded 55 gross and net new orders with a contract value of approximately $69.7 million. Similar to the traditional

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

homebuilding division, our tower division experienced a significant decline in new orders, partly due to the increased supply of existing tower units for sale on the market in Florida, as well as reduced participation in the new home market by investors and speculators.

The 77.5% decrease in backlog contract values was due to a 12.3% decrease in cumulative revenues recognized and a 35.9% decrease in cumulative contract values. The decrease in cumulative contract values was due to a $754.0 million reduction in cumulative contracts associated with 15 towers that were completed and delivered to buyers including defaulted units during the last twelve months ended March 31, 2007 offset by a $51.2 million increase in contract values in new and existing towers. The decrease in cumulative revenues recognized is related to the closing of towers noted above offset by the increase from progression of percentage-of-completion.

Real estate services

	For the three months ended March 31,
(Dollars in thousands)	2007	2006
Revenues	$25,621	$30,437
Gross margin	2,102	2,776
Gross margin percentage	8.2%	9.1%

Real estate services revenues, including real estate brokerage, and title operations decreased 15.8% primarily due to a decrease in the volume of transactions associated with our Prudential Florida WCI Realty brokerage operations and the sale of our mortgage banking operations in June 2006.

Prudential Florida WCI Realty brokerage transaction volume decreased 22.8% to 1,572 closings from 2,037. The decrease in the number of transactions is primarily due to the decline in demand for homes in the Florida market. In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc., to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and re-sales customers, beginning in the third quarter of 2006. WCI Mortgage LLC is accounted for as an unconsolidated joint venture in our financial statements.

The decrease in gross margin percentage was primarily due to the decrease in revenue without a proportional decrease in fixed overhead costs associated with Prudential Florida WCI Realty partially offset by the reduced overhead and increased revenues contributed by the title operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other revenues and cost of sales

Amenity membership and operations

(Dollars in thousands)	For three months ended March 31,
	2007	2006
Revenues	$25,051	$26,539
Gross margin	2,470	1,730
Gross margin percentage	9.9%	6.5%

Total amenity membership and operations revenues decreased 5.6% due primarily to the $1.3 million decrease in equity and non-equity membership and marina slip revenues. Equity membership revenues decreased $1.2 million primarily due to the continued reduced demand for luxury memberships and increased competition in the Florida market.

Amenity gross margin percentage increased to 9.9% from 6.5% primarily due to cost savings instituted in several facilities. Amenity gross margins continue to be adversely impacted by increased start-up deficits associated with new amenity operations.

In general, the sales of luxury equity memberships continue to be affected by reduced demand in the West Coast Florida region.

Land Sales

	For the three months ended March 31,
(Dollars in thousands)	2007	2006
Revenues	$—	$5,152
Gross margin	(69)	3,505
Gross margin percentage	—	68.0%

We had no land sales for the three months ended March 31, 2007 compared to the sale of one commercial parcel located in our East Coast Florida region for $5.1 million in revenue with a gross margin of 68.0% for the three months ended March 31, 2006. Land sales are ancillary to our overall operations and are expected to continue in the future, but may significantly fluctuate.

Other Revenues and Costs of Sales

Other revenues and cost of sales includes our property management operations which are an ancillary business primarily providing management services to our communities and other miscellaneous revenues and costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income and expense

(Dollars in thousands)	For the three months ended March 31,
	2007	2006
Equity in (earnings) losses from joint ventures	$(786)	$200
Other income	(488)	(1,455)
Hurricane recoveries	(1,513)	—
Selling, general and administrative expense, including real estate taxes	46,904	51,771
Interest expense, net	16,364	3,205
Expenses related to early repayment debt	—	455

Other income for the three months ended 2007 includes interest income on mortgage notes, customer deposits and other non—operating fee income and expenses. For the three months ended 2007, we recorded $1.5 million in insurance recoveries related to Hurricane Wilma.

Selling, general and administrative expenses, (SG&A) including real estate taxes, decreased 9.4% to $46.9 million. General and administrative costs increased 4.5% including approximately $3.3 million in costs related to the engagement of Goldman, Sachs & Co. and other professional service firms to assist us in preparations for a possible proxy contest and in our response to the tender offer, offset by cost savings from staff reductions. Sales and marketing expenditures decreased 31.4% primarily due to the reduction in advertising expenditures and sales office overhead reductions. As a percentage of total revenues, SG&A increased to 13.8% from 9.1% for the same period in 2006.

Interest incurred increased 39.2% primarily as a result of the increase in the weighted average debt balance for the quarter ended March 31, 2007 as compared to the same period last year. The increase in overall debt was primarily related to increased development activities, land acquisitions, homebuilding and tower construction over the last 12 months as well as reduced cash flow from homebuilding and real estate services operations and land sales. Interest capitalized decreased 11.5% primarily due to the decrease in real estate inventories under development in each period.

Liquidity and capital resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of March 31, 2007, we had $36.0 million of cash and cash equivalents and approximately $426.8 million available to draw under our senior unsecured credit facility.

Cash flows from operations improved compared to the same period in 2006 due to decreased capital investments in real estate inventories and delivery of completed tower units. Including land acquisitions, net additions to real estate inventories were approximately $2.6 million for the three months ended 2007 compared to $84.6 million in 2006. During the first three months of 2007, we acquired approximately $1.7 million in additional land compared to $30.8 million in 2006. In conjunction with the lower overall demand for homebuilding product we are currently experiencing, we continue to re-evaluate all projected future land development spending, home and tower construction spending, amenity development plans and contractual arrangements to acquire developed and undeveloped land parcels and lots.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our cash flows from operations were positively impacted by the delivery of 254 tower units during 2007, which provided net cash inflows of approximately $210.7 million. We expect to collect a significant portion of the remaining contracts receivable in the remainder of 2007 as 6 tower closings (approximately 620 units with cash inflow of approximately $644.2 million net of the estimated default reserves) are planned to occur, allowing delivery of units to residents. Our contracts receivable at March 31, 2007 includes approximately $187.3 million related to 207 contracts that have not closed on the underlying units although the tower buildings have been completed. As of the end of April 2007, the number of unclosed units has been reduced to 128, totaling approximately $125.3 million in contracts receivable. We have reserved for an estimated 64 defaults related to the 128 unclosed units. Due to the larger number of units in certain buildings, the general weakness of the real estate market, the current challenges that exist in the mortgage market and other individual circumstances, it has taken us longer in the last six to eight months to close sold units in any building. If we do not collect these contract receivables due to various contingencies, including buyer defaults and rescission claims, we may receive less cash than we expect. An analysis of our tower contracts receivable balance indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Several individual or entity purchasers have multiple units under contract accounting for several hundred units in the aggregate. Many of these units may be held for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

We have experienced an increase in the number of condominium contract purchasers who are alleging rescission rights under federal and state law. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposits. For the three months ended March 31, 2007, 19 customers defaulted on the obligation to close the purchase of a tower unit. Tower defaults in certain of our buildings that began delivering units in the first quarter have been higher than our prior estimates and higher than the ultimate default rate experienced in three buildings that began delivering units in December 2006. Prior to 2006, our residential tower default rate had been approximately 1% to 2% of total sold tower units. Our current tower default reserve accounts for an estimated 15% default rate for future tower closings. Our historical default rates may not be indicative of future default rates. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction. Due to various contingencies, like delayed construction and buyer defaults and rescission claims, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could affect our financial condition and results of operations. If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be lower than expected.

For the three months ended, approximately $7.7 million of cash was used in investing activities to develop club facilities.

For the three months ended, financing activities used cash of approximately $96.9 million to repay the senior unsecured credit facility and mortgages and notes payable.

We utilize a senior unsecured revolving credit facility (the Credit Facility) to fund land acquisitions, land improvements, homebuilding and tower development and for general corporate purposes. In April 2007, we amended (the Credit Facility Amendment) the Credit Facility. The Credit Facility Amendment was effective March 31, 2007 and terminates no later than December 31, 2008 (the Modification Period). The terms under the Credit Facility Amendment include a reduction in the Credit Facility borrowing capacity from $930.0 million to $850.0 million followed by a further reduction to $800.0 million on October 1, 2007. The interest rate at March 31, 2007 is the lender’s prime rate or the Eurodollar base rate plus a spread of 1.55%, payable in arrears. During the Modification Period, the interest rate can range from LIBOR plus 125 basis points to LIBOR plus 200 basis points based upon our leverage ratio and is adjusted quarterly. At March 31, 2007, $79.0 million and $344.2 million of our outstanding balance on the Credit Facility was accruing interest at 8.25% and 6.87%, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Credit Facility matures June 2010, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. Under the Credit Facility, we are required to maintain an adequate borrowing base. At March 31, 2007, the borrowing base calculation was in excess of the drawn commitment amounts. At March 31, 2007, approximately $423.2 million was outstanding on this facility.

In April 2007, we amended (the Term Note Amendment) our senior unsecured term note (the Term Note) subject to the same Modification Period as the Credit Facility Amendment. The terms under the Term Note Amendment increase the interest rate from LIBOR plus 200 basis points (7.32% at March 31, 2007) to LIBOR plus 250 basis points during the Modification Period.

The Credit Facility Amendment and the Term Note Amendment contain modifications to certain financial and operational covenants in the Credit Facility and the Term Note, which under certain circumstances, limit our ability to, among other items, incur additional debt, pay dividends, repurchase common stock, and make certain investments. The principal financial covenant modifications include the following, as defined: (1) EBITDA to Fixed Charges cannot be less than 1.50 to 1.0 for 2007 and 1.75 to 1.0 for 2008, however, this ratio can drop as low as 1.25 for any 2 quarters in 2007 and as low as 1.50 for any one quarter in 2008 for an additional 25 and 15 basis point increase in the interest rate, respectively, (2) The number of Unsold Units may not exceed 50% of the aggregate number of closed sales of Units for the immediately preceding four fiscal quarters through March 31, 2008, during the Modification Period and (3) Total Debt to Tangible Net Worth cannot exceed 1.95 to 1.0 during the Modification Period.

The Credit Facility Amendment and the Term Note Amendment also provide if we fail to comply with all modified covenant requirements and simultaneously are not able to meet specified minimum liquidity requirements the Company would provide it’s lenders a security agreement on substantially all non-real estate assets of the guarantor subsidiaries.

At March 31, 2007, $525.0 million of senior subordinated debt was outstanding. Under our senior subordinated indenture agreements, we are required to maintain certain financial and operational covenants that may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, subject to certain exceptions, in order to incur additional debt, we are required to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization and other non-cash income and expenses) to interest incurred coverage ratio of 2.0 to 1.0 or maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued.

We utilize a revolving tower construction facility (the Tower Facility) to fund the majority of our tower development activities. The loan agreement provides for a $390.0 million revolving tower construction loan, which may increase to $440.0 million if certain conditions are met. The loan matures December 2008, subject to extensions which will be granted at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. The principal financial covenants of our Tower Credit Facility include the following, as defined in the Tower Facility: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined, must be at least $600.0 million. At March 31, 2007, approximately $329.9 million was outstanding on this facility.

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

Upon conversion of the Convertible Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the Convertible Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the Convertible Notes. As of March 31, 2007, the cash conversion price per $1,000 aggregate principal amount of Convertible Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

At March 31, 2007, we were in compliance in all material respects with all of the covenants, limitations and restrictions under our Credit Facility, Tower Facility, Term Note, senior subordinated notes and subordinated notes. In future periods, if actual events and results vary from the assumptions and projections that we have made, as described in this filing, we may not be able to comply with these debt facility requirements. In particular, if defaults and claims for contract rescission associated with our tower or traditional homebuilding backlog exceed our forecasts and reduce our revenues and earnings and increase the number of unsold units, to the extent that we are unable to offset these unfavorable variances through additional sales, cost reductions or otherwise, we may be required to obtain a waiver from or amend certain debt facility covenants and/or refrain from incurring additional indebtedness under the terms of the senior subordinated notes.

In the event that the housing market continues to deteriorate and we are required to seek an additional amendment or waiver to the Credit Facility, Tower Facility and/or Term Note, and if we are unsuccessful in obtaining such a waiver to certain of our debt facility covenants, and we are unable to find alternative financing, an event of default would occur under the Credit Facility and Term Note. If an event of default were to occur, it would also result in a cross-default under certain of our other debt instruments, including our Tower Facility. If the event of default under the Credit Facility, Tower Facility and/or Term Note is not cured, all of the lenders under each such debt facility could elect to declare all amounts outstanding under each such facility to be due and payable and terminate all commitments to extend further credit. An acceleration under our Credit Facility, Tower Facility and/or Term Note would also trigger a cross-default under the indentures governing our subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the subordinated notes, subject to certain payment blockage periods. If an event of default was to occur, and we are unable to find alternative financing, we may not have sufficient assets to repay the outstanding debt that is accelerated.

As a result of the revenue and cost dynamics that are adversely affecting contractors that build large scale commercial, industrial and residential projects, we could potentially be affected by the deteriorating financial viability of certain Tower homebuilding general contractors. Specifically, we have been informed by one general contractor of their inability to perform which is resulting in surety company intervention on a project that is nearing completion, but we do not expect this to result in any material adverse consequence to the project. In the event a general contractor should breach a construction agreement with us, we rely upon performance bonds related to these buildings to complete these projects. A continuing financial deterioration of certain Tower general contractors may result in a reduction in the profitability of certain towers, delayed cash flow receipts, and an increase in the cost and possible availability of sufficient performance bonds to complete or commence new Tower construction.

In certain instances, a breach of a Tower construction contract by a general contractor may result in a default under the Tower Facility. If we are unsuccessful in obtaining a waiver from or amendment to certain debt facility covenants, it would also result in a cross-default under certain of our other debt instruments which if not cured, all of the lenders under each of such debt facilities could elect to declare all amounts outstanding under such facilities to be due and payable and terminate all commitments to extend further credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As previously discussed, the Icahn Group launched an unsolicited tender offer for any and all shares of the Company. In addition, the Icahn Group has nominated a competing slate of Directors and has indicated its plan to engage in a proxy contest with the Company. If the Offer results in the Icahn Group beneficially owning more than 50% of the Common Stock or if the Icahn Group obtains majority control of the Board, the Company’s indebtedness under its senior credit facilities will become immediately due and payable, unless the lenders waive their contractual rights, whether or not the Icahn Group’s nominees are approved by WCI’s current Board. In addition, under the indentures governing WCI’s outstanding senior subordinated notes, a change of control would occur if the Icahn Group acquires more than 50% of the Common Stock or on “the first day on which a majority of the members of the Board of Directors of the Company are not Continuing Directors” (provided, that, in the case of WCI’s contingent convertible senior subordinated notes, a change of control would not occur if WCI’s common stock price exceeds $ 27.57 per share for specified periods of time or at least 90% of the consideration resulting in a transaction constituting a change of control consists of shares of common stock traded on a national exchange or market). Continuing Director is defined in the indentures as follows: “as of any date of determination, any member of the Board of Directors of the Company who: (1) was a member of such Board of Directors on the date of the indenture, or (2) was nominated for election or elected to such Board of Directors with the approval of a majority of the Continuing Directors who were members of such Board at the time of such nomination or election.”

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At March 31, 2007, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which $15.3 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee up to 60% of the principal amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of March 31, 2007, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs and we did not have any material lot purchase arrangements in which we concluded that we were compelled to exercise the option. As of March 31, 2007, we had land and lot option contracts aggregating $344.4 million net of deposits, to acquire approximately fifteen hundred acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $27.8 million at March 31, 2006.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At March 31, 2007, we had approximately $40.3 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $172.6 million at March 31, 2007, are typically outstanding over a period of approximately one to five years.

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

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those related to (1) revenue recognition related to traditional and tower homebuilding and amenity membership and operations; (2) contracts receivable; (3) real estate inventories and cost of sales; (4) share-based compensation expense (5) warranty costs; (6) capitalized interest and real estate taxes; (7) community development district obligations; (8) impairment of long-lived assets; (9) goodwill; (10) litigation.

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2007 as compared to those fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

These risks and uncertainties include the Company’s ability to compete in real estate markets where we conduct business; the availability and cost of land in desirable areas in our geographic markets and elsewhere and our ability to expand successfully into those areas; the Company’s ability to obtain necessary permits and approvals for the development of its lands; the availability of capital to the Company and our ability to effect growth strategies successfully; the Company’s ability to pay principal and interest on its current and future debts; the Company’s ability to comply with outstanding debt agreements/covenants; Standard & Poor’s and/or Moody’s downgrades; the Company’s ability to maintain or increase historical revenues and profit margins; the Company’s ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; availability of labor and materials and material increases in labor and material costs; increases in interest rates and availability of mortgage financing; increases in construction and homeowner insurance and the availability of insurance; the level of consumer confidence; increased use of sales incentives and discounts, general contractor financial instability the negative impact of claims for contract rescission or cancellation by unit purchasers due to various factors including the increase in the cost of condominium insurance; adverse legislation or regulations; unanticipated litigation or adverse legal proceedings; changes in generally accepted accounting principles, including changes in percentage of completion accounting; natural

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

disasters; and deterioration and changes in general economic, real estate and business conditions. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to update any forward-looking statements in this Report or elsewhere as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize fixed and variable rate debt. Changes in interest rates on fixed rate debt generally affect the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally do not impact the fair market value of the instrument but does affect our earnings and cash flow. We are exposed to market risk primarily due to fluctuations in interest rates on our variable rate debt. We hedged a portion of our exposure to changes in interest rates by entering into an interest swap agreement to lock in a fixed interest rate. The swap agreement effectively fixes the variable rate cash flows on our $300.0 million of variable rate senior term note and expires December 2010. The average pay rate of the swap agreement is 6.9%. The swap agreement has been designated as a cash flow hedge and is reflected at fair value of $800,000 in the consolidated balance sheet.

Our Annual Report on Form 10-K for the year ended December 31, 2006 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The following table sets forth, as of March 31, 2007, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values (dollars in thousands).

	2007	2008	2009	2010	2011	Thereafter	Total	FMV at 3/31/07
Debt:
Fixed rate	$9,663	$6,153	$—	$—	$—	$815,000	$830,816	$798,339
Average interest rate	7.0%	7.0%	—	—	—	7.2%	7.2%
Variable rate	$—	$329,886	$1,717	$723,200	$—	$—	$1,054,803	$1,054,803
Average interest rate	—	7.2%	7.0%	7.0%	—	—	7.2%

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Pr oceedings

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation, claim or proceedings.

Item 1A.	Risk Fac tors

Due to continuing deterioration of conditions in the markets in which we operate, we have amended and restated the following risk factors from our Annual Report on Form 10-K for the year ended December 31, 2006. These risk factors should be read together with the other risk factors contained in the Annual Report on Form 10-K for the year ended December 31, 2006. The following cautionary discussion of risks and uncertainties relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us.

Substantial Indebtedness—Our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.

As of March 31, 2007, we had outstanding indebtedness of approximately $1.9 billion. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things: causing us to be unable to satisfy our obligations under our debt agreements; making us more vulnerable to adverse general economic and industry conditions; making it difficult to fund future working capital, land purchases, acquisitions, share repurchases, general corporate purposes or other purposes; and causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.

Moreover, the continuing deterioration of conditions in the markets in which we operate has had, and likely will continue to have for an extended period of time, a negative impact on our liquidity and our ability to comply with financial and other covenants under our bank loans and indentures. Some of the factors which have adversely affected us include, but are not limited to, declines in new home orders; increased cancellations, defaults and rescission claims; increased use of incentives and discounts; reduced margins; tower project delays and increased interest and insurance costs; general contractor financial instability; and credit rating downgrades. All of these factors, and others which may arise in the future, may adversely impact our financial condition.

In addition, subject to restrictions in our existing debt instruments, we may incur additional indebtedness. In particular, as of March 31, 2007, we had available borrowings of $426.8 million under our revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our growth plans and our ability to make payments of principal or interest on, or to refinance, our indebtedness, will depend on our future operating performance and our ability to enter into additional debt and/or equity financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. We may not be able to do any of the foregoing on terms acceptable to us, if at all.

In January 2007, as a result of our significant debt leverage, Standard and Poor’s Rating Services (S & P) and Moody’s Investor Service (Moody’s) lowered our corporate credit rating to B+ from BB– and B2 from B1, respectively. S & P and Moody’s also lowered their credit rating on our subordinated debt to B- from B and Caa1 from B2, respectively.

PART II. OTHER INFORMATION

In connection with the reduction in our credit rating by Moody’s on our senior subordinated debt, a holder of our 4% Notes may now convert all or a portion of such 4% Notes. Upon conversion of the 4% Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the 4% Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the 4% Notes. As of March 31, 2007, the cash conversion price per $1,000 aggregate principal amount of 4% Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

During the first quarter of 2007, we amended our Credit Facility. The terms under the amendment to the Credit Facility include a reduction in the Credit Facility borrowing capacity from $930 million to $850 million followed by a further reduction to $800 million on October 1, 2007.

In the event that the housing market continues to deteriorate and we are required to seek an additional amendment or waiver to the Credit Facility, Tower Facility and/or Term Note, and if we are unsuccessful in obtaining such a waiver to certain of our debt facility covenants, and we are unable to find alternative financing, an event of default would occur under the Credit Facility and Term Note. If an event of default were to occur, it would also result in a cross-default under certain of our other debt instruments, including our Tower Facility. If the event of default under the Credit Facility, Tower Facility and/or Term Note is not cured, all of the lenders under each such debt facility could elect to declare all amounts outstanding under each such facility to be due and payable and terminate all commitments to extend further credit. An acceleration under our Credit Facility, Tower Facility and/or Term Note would also trigger a cross-default under the indentures governing our subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the subordinated notes, subject to certain payment blockage periods. If an event of default was to occur, and we are unable to find alternative financing, we may not have sufficient assets to repay the outstanding debt that is accelerated.

Risks Associated with General Contractor Financial Deterioration – Continuing financial deterioration of our Tower general contractors may result in a breach of one or more of our Tower construction agreements which may cause a default under the Tower Facility.

As a result of the revenue and cost dynamics that are adversely affecting contractors that build large scale commercial, industrial and residential projects, we could potentially be affected by the deteriorating financial viability of certain Tower homebuilding general contractors. Specifically, we have been informed by one general contractor of their inability to perform which is resulting in surety company intervention on a project that is nearing completion, but we do not expect this to result in any material adverse consequence to the project. In the event a general contractor should breach a construction agreement with us, we rely upon performance bonds related to these buildings to complete these projects. A continuing financial deterioration of certain Tower general contractors may result in a reduction in the profitability of certain towers, delayed cash flow receipts, and an increase in the cost and possible availability of sufficient performance bonds to complete or commence new Tower construction.

In certain instances, a breach of a Tower construction contract by a general contractor may result in a default under the Tower Facility. If we are unsuccessful in obtaining a waiver from or amendment to certain debt facility covenants, it would also result in a cross-default under certain of our other debt instruments which if not cured, all of the lenders under each of such debt facilities could elect to declare all amounts outstanding under such facilities to be due and payable and terminate all commitments to extend further credit.

PART II. OTHER INFORMATION

Insurance—Increased insurance risk and adverse changes in economic conditions could negatively affect our business.

Insurance and surety companies are continuously re-examining their business risks, and have taken actions including increasing premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverage’s, imposing exclusions, such as mold damage, sabotage and terrorism, and refusing to underwrite certain risks and classes of business. Any increased premiums, mandated exclusions, change in limits, significant extension of building construction duration, coverage’s, terms and conditions or reductions in the amounts of bonding capacity available may adversely affect our ability to obtain appropriate insurance coverage’s at reasonable costs, which could have a material adverse effect on our financial condition and results of operations. A substantial increase in insurance costs could have a negative impact on contract recessions or cancellations by unit purchasers. Due to the possible deteriorating financial viability of Tower homebuilding general contractors, it is possible that surety companies could seek a reduction in the business exposure to the tower homebuilding industry which may result in a reduction in the profitability of certain towers or delayed cash flow receipts and an increase in the cost and possible availability of sufficient performance bonds at a reasonable cost to complete or commence new Tower construction.

Risk of default on Tower Residence Sales—If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be lower than expected.

In accordance with generally accepted accounting principles, we recognize revenues and profits from sales of tower residences during the course of construction. Revenue recognition commences and continues to be recorded when construction is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund of its deposit except for non-delivery of the residence, a substantial percentage of residences in a tower are under non-cancelable contracts, collection of the sales price is reasonably assured and costs can be reasonably estimated. Each quarter we review the criteria of paragraph 37 of SFAS 66, Accounting for Sales of Real Estate, to determine that each tower under construction recognizing revenue continues to qualify for revenue recognition under the percentage of completion method. If increased contract defaults, excessive changes in revenue forecasts or profitability or other negative factors become significant enough to indicate that a tower does not qualify for this revenue recognition method, we would be required to reverse revenues and receivables previously recognized for that tower, resulting in a net reduction of earnings and equity for that period.

Due to various circumstances, including buyer defaults and rescission claims, we may receive less cash than we expect. An analysis of our tower contracts receivable balance at March 31, 2007 indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Several individual or entity purchasers have multiple units under contract that cumulatively account for several hundred units in the aggregate. Many of these units may be held for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

Additionally, we have experienced an increase in the number of condominium contract purchasers who are alleging rescission rights under federal and state law. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposits. For the three months ended March 31, 2007, 19 customers defaulted on the obligation to close the purchase of a tower unit. Tower defaults in certain of our buildings that began delivering units in the first quarter have been higher than our prior estimates and higher than the ultimate default rate experienced in three buildings that began delivering units in December 2006. Prior to 2006, our residential tower default rate had been approximately 1% to 2% of total sold tower units. Our current tower default reserve accounts for an estimated 15% default rate for future tower closings.

PART II. OTHER INFORMATION

Our historical default rates may not be indicative of future default rates. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

Item 6.	E xhibits

(a) Exhibits

3.1	Second Restated Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Third Amended and Restated By-laws of WCI Communities, Inc. (1)

10.1	Form of Severance Agreement for Albert F. Moscato, Jr.(**)

10.2	Form of Stock Appreciation Rights Agreement (**)

10.3	Form of Performance-Conditioned Restricted Stock Unit Agreement (**)

10.4	Form of Restricted Stock Unit Agreement (**)

10.5	First Amendment, dated April 5, 2007, relating to the Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, among WCI Communities, Inc. and Bank of America as administrative agent and lender (2)

10.6	Second Amendment, dated April 5, 2007, relating to the Senior Term Loan Agreement dated as of December 23, 2005, among WCI Communities, Inc. and Key Bank, N.A. as lender and administrative agent (2)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President, Chief Executive Officer and Director. (**)

PART II. OTHER INFORMATION

31.2	Rule 13a-14(a) certification by James P. Dietz, Executive Vice President and Chief Financial Officer. (**)

32.1	Section 1350 certification by Jerry L. Starkey, President, Chief Executive Officer and Director, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*), (**)

32.2	Section 1350 certification by James P. Dietz, Executive Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*), (**)

*	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Filed herewith.
(1)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on May 24, 2005 (Commission File No. 1-31255)
(2)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K/A filed on April 18, 2007 (Commission File No. 1-31255)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: May 8, 2007	/s/ JAMES P. DIETZ
James P. Dietz
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)