Form 10-Q
period 2007-06-30
WCI COMMUNITIES INC
filed 2007-08-22
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer’s common stock, as of August 17, 2007, was 42,072,124.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended June 30, 2007

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$22,168	$41,876
Restricted cash	27,769	42,035
Contracts receivable, net	925,530	1,269,549
Mortgage notes and accounts receivable	19,496	28,518
Real estate inventories	1,980,901	1,955,793
Property and equipment, net	242,120	274,720
Other assets	180,032	142,174
Goodwill	69,134	69,098
Other intangible assets	1,382	8,096

Total assets	$3,468,532	$3,831,859

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$280,822	$348,684
Customer deposits	260,708	362,009
Community development district obligations	99,866	115,031
Senior revolving credit facility	360,600	503,846
Senior term note	300,000	300,000
Mortgages and notes payable	371,456	363,261
Senior subordinated notes	525,000	525,000
Junior subordinated notes	165,000	165,000
Contingent convertible senior subordinated notes	125,000	125,000

	2,488,452	2,807,831

Minority interests	33,848	36,629

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,743 and 46,055 shares issued, respectively	467	466
Additional paid-in capital	292,062	285,986
Retained earnings	759,454	808,482
Treasury stock, at cost, 4,693 shares, respectively	(108,047)	(108,047)
Accumulated other comprehensive gain	2,296	512

Total shareholders’ equity	946,232	987,399

Total liabilities and shareholders’ equity	$3,468,532	$3,831,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues
Homebuilding	$181,072	$472,372	$469,266	$978,943
Real estate services	27,379	33,233	53,000	63,671
Other	33,310	22,129	58,226	54,023

Total revenues	241,761	527,734	580,492	1,096,637

Cost of Sales
Homebuilding	195,540	374,242	447,374	760,961
Real estate services	24,907	30,198	48,426	57,859
Other	28,077	23,132	51,666	50,665

Total cost of sales	248,524	427,572	547,466	869,485

Gross margin	(6,763)	100,162	33,026	227,152

Other Income and Expenses
Equity in losses (earnings) from joint ventures	291	(251)	(495)	(51)
Other income	(363)	(701)	(852)	(2,156)
Hurricane recoveries	(3,881)	—	(5,393)	—
Selling, general and administrative	43,970	47,771	85,223	96,331
Interest expense, net	18,271	7,206	34,635	10,410
Real estate taxes, net	5,866	4,337	11,516	7,550
Depreciation and amortization	5,577	6,352	11,232	12,588
Expenses related to early repayment of debt	—	—	—	455

(Loss) income from continuing operations before minority interests and income taxes	(76,494)	35,448	(102,840)	102,025
Minority interests	1,415	74	822	(1,266)

(Loss) income from continuing operations before income taxes	(75,079)	35,522	(102,018)	100,759
Income tax (benefit) expense from continuing operations	(30,215)	13,469	(40,634)	39,075

(Loss) income from continuing operations	(44,864)	22,053	(61,384)	61,684

Income from discontinued operations, net of tax	157	622	866	1,232
Gain on sale of discontinued operations, net of tax	11,490	—	11,490	—

Net (loss) income	$(33,217)	$22,675	$(49,028)	$62,916

(Loss) earnings per share:
Basic:
From continuing operations	$(1.07)	$.51	$(1.46)	$1.42
From discontinued operations	.28	.02	.29	.03

	$(0.79)	$0.53	$(1.17)	$1.45

Diluted:
From continuing operations	$(1.07)	$.50	$(1.46)	$1.38
From discontinued operations	.28	.02	.29	.03

	$(.79)	$.52	$(1.17)	$1.41

Weighted average number of shares:
Basic	41,988	42,925	41,954	43,523
Diluted	41,988	43,886	41,954	44,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Gain	Stock	Total
Balance at December 31, 2006	41,890	$466	$285,986	$808,482	$512	$(108,047)	$987,399
Exercise of stock options	138	1	1,734	—	—	—	1,735
Stock-based compensation	22	—	4,342	—	—	—	4,342
Comprehensive income:
Net loss	—	—	—	(49,028)	—	—	(49,028)
Change in fair value of derivative, net	—	—	—	—	1,784	—	1,784

Total comprehensive loss							(47,244)

Balance at June 30, 2007	42,050	$467	$292,062	$759,454	$2,296	$(108,047)	$946,232

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Gain (Loss)	Stock	Total
Balance at December 31, 2005	44,362	$460	$298,786	$799,468	$(1,105)	$(38,987)	$1,058,622
Exercise of stock options	446	5	4,785	—	—	—	4,790
Tax benefit from stock option exercises	—	—	1,514	—	—	—	1,514
Stock-based compensation	8	—	5,196	—	—	—	5,196
Purchase of treasury stock	(3,000)	—	—	—	—	(69,060)	(69,060)
Comprehensive income:
Net income	—	—	—	62,916	—	—	62,916
Change in fair value of derivative, net	—	—	—	—	5,524	—	5,524

Total comprehensive income							68,440

Balance at June 30, 2006	41,816	$465	$310,281	$862,384	$4,419	$(108,047)	$1,069,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(49,028)	$62,916
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Tax benefit relating to stock options	—	1,514
Deferred income taxes	(43,545)	(6,811)
Depreciation and amortization	14,483	15,229
Gain on sale of property and equipment	(20,069)	—
Earnings from investments in joint ventures	(495)	(51)
Minority interests	(822)	1,266
Asset impairment losses and land acquisition termination costs	37,061	4,586
Stock-based compensation expense	4,342	5,196
Changes in assets and liabilities:
Restricted cash	14,266	68,703
Contracts receivable	344,019	(176,150)
Mortgage notes and accounts receivable	9,022	10,863
Real estate inventories	(52,826)	(230,537)
Distributions of earnings from joint ventures	570	—
Cash from consolidation of joint ventures	—	1,186
Other assets	5,900	5,990
Accounts payable and other liabilities	(75,248)	(66,196)
Customer deposits	(101,301)	(39,374)

Net cash provided by (used in) operating activities	86,329	(341,670)

Cash flows from investing activities:
Additions to property and equipment, net	(14,044)	(27,761)
Proceeds from sale of property and equipment	47,105	—
Distributions of capital from (capital contributions to) investments in joint ventures, net	427	(12,574)

Net cash provided by (used in) investing activities	33,488	(40,335)

Cash flows from financing activities:
Net (repayments) borrowings on senior revolving credit facility	(143,246)	239,256
Proceeds from borrowings on mortgages and notes payable	292,420	220,059
Repayment of mortgages and notes payable	(284,855)	(113,717)
Redemption of senior subordinated notes	—	(5,430)
Proceeds from issuance of junior subordinated notes	—	65,000
Debt issue costs	(2,539)	(4,254)
Net (payments) advances on community development district obligations	(1,081)	227
Distributions to minority interests	(1,959)	(5,410)
Proceeds from exercise of stock options	1,735	4,790
Purchase of treasury stock	—	(69,060)

Net cash (used in) provided by financing activities	(139,525)	331,461

Net decrease in cash and cash equivalents	(19,708)	(50,544)
Cash and cash equivalents at beginning of period	41,876	52,584

Cash and cash equivalents at end of period	$22,168	$2,040

Non-cash activity:
Land purchase obligations in connection with land under option	$—	$70,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands, except per share data)

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of WCI Communities, Inc. (the Company, WCI or we), our wholly owned subsidiaries and certain joint ventures which are not variable interest entities (VIEs) but with respect to which we have the ability to exercise control. The equity method of accounting is applied in the accompanying condensed consolidated financial statements with respect to those investments in joint ventures which are not VIEs and we have less than a controlling interest, have substantive participating rights, or are not the primary beneficiary as defined in FIN 46-R, Consolidation of Variable Interest Entities. All material intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated financial statements and notes of the Company as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2006 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Historically, the traditional homebuilding segment delivers 30% to 40% of its revenue and gross margin in the fourth quarter. The Company historically has experienced and expects to continue to experience variability in quarterly results. The condensed consolidated statement of operations for the three and six months ended June 30, 2007 is not necessarily indicative of the results to be expected for the full year.

2.	Segment Information

We operate in three principal business segments: Tower Homebuilding, Traditional Homebuilding, which includes sales of lots; and Real Estate Services, which includes real estate brokerage and title operations. The reportable segments are each managed separately because they provide distinct products or services with different production processes. Land Sales and Amenity Membership and Operations and Other have been disclosed for purposes of additional analysis.

The amount of previously capitalized interest included in cost of sales of each segment, thereby reducing segment gross margin, is also presented for purposes of additional analysis. Asset information by business segment is not presented, since we do not prepare such information.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands, except per share data)

Three months ended June 30, 2007

	Tower	Traditional		Real Estate	Amenity Membership and Operations	Land	Segment
	Homes	Homes	Lots	Services	and Other	Sales	Totals
Revenues	$2,130	$171,283	$7,659	$27,379	$20,712	$12,598	$241,761
Gross margin	(16,723)	(224)	2,479	2,472	(704)	5,937	(6,763)
Previously capitalized interest included in costs of sales	1,584	6,001	567	—	—	408	8,560

Three months ended June 30, 2006

	Tower	Traditional		Real Estate	Amenity Membership and Operations	Land	Segment
	Homes	Homes	Lots	Services	and Other	Sales	Totals
Revenues	$214,434	$253,799	$4,139	$33,233	$21,164	$965	$527,734
Gross margin	44,520	52,373	1,237	3,035	(949)	(54)	100,162
Previously capitalized interest included in costs of sales	11,139	5,959	308	—	4	—	17,410

Six months ended June 30, 2007

	Tower	Traditional		Real Estate	Amenity Membership and Operations	Land	Segment
	Homes	Homes	Lots	Services	and Other	Sales	Totals
Revenues	$76,114	$385,356	$7,796	$53,000	$45,628	$12,598	$580,492
Gross margin	(15,888)	35,313	2,467	4,574	693	5,867	33,026
Previously capitalized interest included in costs of sales	8,078	13,272	567	—	11	408	22,336

Six months ended June 30, 2006

	Tower	Traditional		Real Estate	Amenity Membership and Operations	Land	Segment
	Homes	Homes	Lots	Services	and Other	Sales	Totals
Revenues	$433,829	$534,061	$11,053	$63,671	$47,906	$6,117	$1,096,637
Gross margin	99,028	115,524	3,430	5,812	(93)	3,451	227,152
Previously capitalized interest included in costs of sales	19,186	13,256	918	—	4	—	33,364

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands, except per share data)

3.	Real Estate Inventories

Real estate inventories are summarized as follows:

	June 30, 2007	December 31, 2006
Land and land improvements	$950,896	$947,669
Investments in amenities	102,621	86,905
Work in progress:
Towers	271,520	278,703
Homes	316,557	375,652
Completed inventories:
Towers	135,450	47,045
Homes	203,857	219,819

Total real estate inventories	$1,980,901	$1,955,793

Work in progress includes tower units and homes that are finished, sold and ready for delivery. Work in progress also includes unsold tower units and homes in various stages of construction and tower land in the initial stages of site planning and tower design. Completed inventories consist of model homes used to facilitate sales and tower units and homes that are not subject to a sales contract. Including model homes, we had approximately 385 and 401 completed single- and multi-family homes at June 30, 2007 and December 31, 2006, respectively. We had 250 and 71 completed tower residences at June 30, 2007 and December 31, 2006, respectively.

In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, changes in estimates of tower revenue and development costs are accounted for on a cumulative basis in the period that the change occurs. Our estimates of tower revenue and development costs are revised on a quarterly basis until a tower building is completed and delivered to unit owners. For the three months ended June 30, 2007 and 2006, tower gross margin was reduced by approximately $7,670 and $12,600, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The impact to net (loss) income and diluted (loss) earnings per share for the three months ended June 30, 2007 and 2006 was approximately $4,700 or $.11 per share and $7,700 or $.18 per share, respectively. For the six months ended June 30, 2007 and 2006, tower gross margin was reduced by approximately $14,970 and $15,500, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The impact to net (loss) income and diluted (loss) earnings per share for the six months ended June 30, 2007 and 2006 was approximately $9,175 or $.22 per share and $9,465 or $.21 per share, respectively. (See Note 10 for discussion on change in tower contracts receivable default reserve)

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, real estate inventories considered held for sale, including completed tower residences and homes, are carried at the lower of cost or fair value less cost to sell. Whenever events or circumstances indicate that the carrying value of real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development, may not be recoverable, the expected cash to be realized from sale and operation of these assets is compared to the related carrying amount. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands, except per share data)

assets are adjusted to their estimated fair value. For the three and six months ended June 30, 2007, we recorded impairment losses of $35,978 and $36,623, respectively, related to certain completed or under construction single and multi-family homes and tower residences. For the three and six months ended June 30, 2006, we recorded impairment losses of approximately $4,600 related to certain completed single and multi-family homes.

4.	Warranty

We generally provide our single- and multi-family home buyers with a one to three year limited warranty, respectively, for all material and labor and a ten year warranty for certain structural defects. We provide our tower home buyers a three year warranty for the unit and common elements of the tower. Warranty reserves have been established by charging cost of sales and crediting a warranty liability. The amounts charged are estimated by management to be adequate to cover expected warranty-related costs under all unexpired warranty obligations. Our warranty cost accruals are based upon historical warranty cost experience and are adjusted as appropriate to reflect qualitative risks associated with the types of towers and homes built.

The following table presents the activity in our warranty liability account:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Warranty liability at beginning of period	$20,113	$19,405	$20,110	$18,578
Warranty costs accrued and incurred	3,253	2,262	5,474	5,603
Warranty costs paid	(2,513)	(1,892)	(4,731)	(4,406)

Warranty liability at end of period	$20,853	$19,775	$20,853	$19,775

5.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Total interest incurred	$34,544	$30,321	$69,933	$55,750
Debt issue cost amortization	1,156	826	2,542	1,670
Interest capitalized	(17,429)	(23,941)	(37,840)	(47,010)

Interest expense, net	$18,271	$7,206	$34,635	$10,410

Previously capitalized interest included in costs of sales	$8,560	$17,410	$22,336	$33,364

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

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

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of June 30, 2007, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

As of June 30, 2007, we had land and lot option contracts aggregating $344,951, net of deposits, to acquire approximately thirteen hundred acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $31,394 at June 30, 2007. We recognized $437 of land acquisition termination costs during the six months ended June 30, 2007.

7.	Shareholders’ Equity

In addition to our common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock-based grants and contingent convertible notes. For the six months ended June 30, 2007, 2,947 stock options and grants were excluded from the computation of diluted loss per share due to their anti-dilutive effect. For the six months ended June 30, 2006, 2,022 stock options and grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. Approximately 4,534 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the six months ended June 30, 2007 and 2006 due to their anti-dilutive effect.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands, except per share data)

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	41,988	42,925	41,954	43,523
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	—	961	—	1,011
Contingent convertible senior subordinated notes	—	—	—	—

Diluted weighted average shares outstanding	41,988	43,886	41,954	44,534

8.	Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties.

Effective January 1, 2007, we adopted the provisions of FIN 48. The implementation of FIN 48 had no material impact on our recorded liability for unrecognized tax benefits which was approximately $3,700 at June 30, 2007 and $2,400 at January 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $435 which includes interest and penalties of approximately $69 at June 30, 2007. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. We had approximately $3,400 and $2,200 accrued for the payment of interest and penalties at June 30, 2007 and January 1, 2007, respectively. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

The effective tax benefit rate increased over the prior quarter primarily as a result of a prior year correction of $3,400 to the deferred tax balance attributable to the sale of amenity assets.

9.	Debt

In April 2007, we amended our senior revolving credit agreement (the Revolving Credit Facility) and our senior term loan agreement (the Term Loan Agreement) with effective dates of March 31, 2007.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands, except per share data)

At June 30, 2007, our EBITDA to Fixed Charges Coverage ratio was less than the required 1.25x ratio under the April 2007 amendment. Therefore, before giving effect to the amendments described below, we were not in compliance with this specific financial covenant under our Revolving Credit Facility and Term Loan Agreement.

On August 17, 2007 we amended the Revolving Credit Facility, the Term Loan Agreement and the $390,000 revolving construction loan (Tower Loan Agreement) each with effective dates as of August 17, 2007, with the exception of the modifications to the EBITDA to Fixed Charges and the Debt to Tangible Net Worth covenants, which were effective June 30, 2007. The borrowing capacity under the Revolving Credit Facility has been reduced from $850,000 to $700,000, with subsequent reductions to $600,000 on July 1, 2008, and to $550,000 on July 1, 2009. The interest rate for loans thereunder will be LIBOR plus 300 basis points. The revised Term Loan Agreement requires an immediate reduction in the committed and outstanding amount from $300,000 to $262,500, with a subsequent reduction to $225,000 on July 1, 2008. The interest rate for loans thereunder will be LIBOR plus 350 basis points. The Tower Loan Agreement modifications provide for the acceleration of repayment of this facility upon delivery of tower units and prohibit any extension or addition of tower loan commitments to the facility. The Tower Loan Agreement also contains a cross default to the other two facilities discussed in this paragraph. The interest rate on loans under the Tower Loan Agreement will be the applicable Eurodollar Rate plus 300 basis points or the lender’s prime rate plus 100 basis points.

At June 30, 2007, $198,500 and $162,100 of our outstanding balance on the amended Revolving Credit Facility was accruing interest at 8.25% and 7.32%, respectively.

The revised Revolving Credit Facility and revised Term Loan Agreement contain modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction under the Credit Facility. We also agreed to provide these lenders with mortgages and other security documents covering substantially all of our unsecured assets as security and to obtain appraisals and other property-specific reports. In addition, sales of assets in excess of $100,000 and not in the ordinary course of business will require approval by a majority of the lenders under each of these facilities. The principal financial covenant modifications include the following, as defined: (1) EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash income and expenses) to Fixed Charges cannot be less than 0.50x at the end of any fiscal quarter through December 31, 2008, 1.0x at March 31, 2009, 1.25x at June 30, 2009, 1.50x at September 30, 2009, 1.75x at December 31, 2009, and 2.0x thereafter, (2) the number of Unsold Units is limited to 50% of trailing twelve months closed homebuilding units through December 31, 2008, and 35% thereafter (3) Debt to Tangible Net Worth cannot exceed 2.15x at the end of any fiscal quarter through the end of December 31, 2007, and cannot exceed 1.75x at the end of any fiscal quarter thereafter.

In addition, the lenders under the Revolving Credit Facility, the Term Loan Agreement and the Tower Loan Agreement agreed to waive existing prohibitions on a defined Change of Control to accommodate the expected change in the membership of our Board of Directors as a result of the settlement by the Company with Icahn Partners LP, Icahn Partners Master Fund LP, and High River Limited Partnership of their proxy contest.

At June 30, 2007, except as discussed above, we were in compliance in all material respects with all of the covenants, limitations and restrictions under our amended Revolving Credit Facility, amended Tower Loan Agreement, amended Term Loan Agreement, and subordinated notes. However, there can be no assurance that we will continue to be able to comply with the covenants in future periods. If an event of default were to occur under the Revolving Credit Facility and Term Loan Agreement, it would also result in a cross-default under certain of our other debt instruments, including our Tower Loan Agreement. If the event of default under the Revolving Credit Facility, Tower Loan Agreement and/or Term Loan Agreement is not cured, all of the lenders under each such debt facility could elect to declare all amounts outstanding under each such facility to be due and payable and terminate all commitments to extend further credit. An acceleration under our Revolving Credit Facility, Tower Loan Agreement and/or Term Loan Agreement would also trigger a cross-default under the indentures governing our subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the subordinated notes, subject to certain payment blockage periods. If an event of default was to occur, and we are unable to find alternative financing, we may not have sufficient assets to repay the outstanding debt that is accelerated.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands, except per share data)

10.	Contracts Receivable

Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. On a quarterly basis, we prepare an analysis for each specific tower and analyze each unit with respect to which we have facts that lead us to believe specific units are at risk of defaulting and based on this analysis, actual defaults experienced at each tower location, and the current market environment, we estimate the number of defaults that may occur for future unit closings. This analysis requires us to make significant estimates and assumptions that affect the reported amounts in our financial statements. These estimates are subject to revision as additional information becomes available and actual defaults could differ materially from our estimates. Tower unit defaults in certain of our buildings that began delivering units in 2007 have been higher than our average default rate experienced prior to 2007. Due to the larger number of units in certain buildings, the weakness in the general real estate market, the current challenges that exist in the mortgage market and other individual circumstances, it has recently taken us significantly longer than expected to close sold units in our buildings.

The following table presents the activity in our contracts receivable reserve account.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Contracts receivable reserve at beginning of period	$25,700	$5,658	$18,297	$5,658
Increase to reserve	5,559	—	17,815	—
Defaults charged against reserve	(13,359)	(670)	(18,212)	(670)

Contracts receivable reserve at end of period	$17,900	$4,988	$17,900	$4,988

At June 30, 2007 and December 31, 2006, respectively, our contracts receivable balance of $925,530 and $1,269,549 is net of an allowance of $17,900 and $18,297 for estimated losses due to potential customer defaults. For the six months ended June 30, 2007, a total of 87 units defaulted on the contractual obligation to close. Our contracts receivable balance at June 30, 2007 includes approximately $82,700 related to 88 tower units sold but that have not closed although the tower buildings have been completed. As of August 17, 2007, the number of unclosed units has been reduced to 62, totaling approximately $51,100 in contracts receivable. Although we have reserved for an estimated 31 defaults associated with the 62 unclosed units, we have granted these tower buyers extensions to close and expect many of these closings to occur in the second half of 2007. Our actual contract defaults may be higher or lower than our current estimates.

11.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At June 30, 2007, we had approximately $46,728 in letters of credit outstanding which expire through 2009. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $175,059 at June 30, 2007, are typically outstanding over a period of approximately one to five years.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands, except per share data)

12.	Discontinued Operations

In April 2007, we sold a non-golf recreational facility for $47,500 (excluding closing costs) and recorded a pre-tax gain of approximately $20,100. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the sale of the recreational facility qualifies as discontinued operations, and accordingly, we have reported the results of operations in discontinued operations in the accompanying condensed consolidated statements of income for all periods presented.

The results from discontinued operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenue	$622	$1,702	$2,523	$3,546

Gross margin	254	1,006	1,400	1,994
Gain on sale	20,069	—	20,069	—
Income tax expense	8,676	384	9,113	762

Net income from discontinued operations	$11,647	$622	$12,356	$1,232

13.	New Accounting Pronouncements

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

In November 2006, the FASB ratified EITF Issue No. 06-8, Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums (EITF 06-8). EITF 06-8 provides guidance in assessing the collectibility of the sales price which is required in order to recognize profit under the percentage-of-completion method pursuant to SFAS 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS 66 would be met by requiring the buyer to either (a) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (b) increase the initial investment by an equivalent aggregate

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands, except per share data)

amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregate deposit meets the required investment tests for the duration of the construction period. EITF 06-8 will be effective for the first reporting period in fiscal years beginning after March 15, 2007 and early adoption is permitted. Adoption of EITF 06-8 will require a cumulative-effect adjustment to retained earnings in the period of adoption. Although we have not yet assessed the impact on our financial position, results of operations and cash flows, we believe that we would be required, in most cases, to collect additional deposits from the buyer in order to recognize revenue under the percentage-of-completion method of accounting at the point of construction commencement. If we are unable to meet the requirements of EITF 06-8, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS 66 and EITF 06-8 have been met.

14.	Supplemental Guarantor Information

Obligations to pay principal and interest on our senior subordinated notes are guaranteed fully and unconditionally by substantially all of our wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. Supplemental condensed consolidating financial information of the Company’s guarantors and non-guarantor subsidiaries is presented below.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands)

Condensed Consolidating Balance Sheets

	June 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$17,479	$1,166	$3,523	$—	$22,168
Restricted cash	9,007	7,258	11,504	—	27,769
Contracts receivable, net	772,452	9,155	143,923	—	925,530
Mortgage notes and accounts receivable	7,307	11,885	1,835	(1,531)	19,496
Real estate inventories	1,293,099	303,820	383,982	—	1,980,901
Property and equipment, net	74,009	100,479	67,632	—	242,120
Investment in subsidiaries	864,075	25,030	—	(889,105)	—
Other assets	456,348	404,477	50,628	(660,905)	250,548

Total assets	$3,493,776	$863,270	$663,027	$(1,551,541)	$3,468,532

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$712,075	$166,356	$425,401	$(662,436)	$641,396
Senior unsecured debt	660,600	—	—	—	660,600
Mortgages and notes payable	359,869	—	11,587	—	371,456
Subordinated notes	815,000	—	—	—	815,000

	2,547,544	166,356	436,988	(662,436)	2,488,452

Minority interests	—	—	33,848	—	33,848

Shareholders’ equity	946,232	696,914	192,191	(889,105)	946,232

Total liabilities and shareholders’ equity	$3,493,776	$863,270	$663,027	$(1,551,541)	$3,468,532

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands)

Condensed Consolidating Balance Sheets

(continued)

	December 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$30,155	$1,945	$9,776	$—	$41,876
Restricted cash	12,102	14,405	15,528	—	42,035
Contracts receivable, net	920,667	242,556	106,326	—	1,269,549
Mortgage notes and accounts receivable	11,476	14,207	2,835	—	28,518
Real estate inventories	1,232,076	304,596	419,121	—	1,955,793
Property and equipment	93,348	113,364	68,008	—	274,720
Investment in subsidiaries	889,839	25,086	—	(914,925)	—
Other assets	571,520	513,846	47,454	(913,452)	219,368

Total assets	$3,761,183	$1,230,005	$669,048	$(1,828,377)	$3,831,859

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$802,872	$508,683	$427,621	$(913,452)	$825,724
Senior unsecured debt	803,846	—	—	—	803,846
Mortgages and notes payable	352,066	—	11,195	—	363,261
Subordinated notes	815,000	—	—	—	815,000

	2,773,784	508,683	438,816	(913,452)	2,807,831

Minority interests	—	—	36,629	—	36,629

Shareholders’ equity	987,399	721,322	193,603	(914,925)	987,399

Total liabilities and shareholders’ equity	$3,761,183	$1,230,005	$669,048	$(1,828,377)	$3,831,859

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended June 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$128,438	$41,395	$72,042	$(114)	$241,761
Total cost of sales	133,729	51,390	63,519	(114)	248,524

Gross margin	(5,291)	(9,995)	8,523	—	(6,763)
Total other income and expenses, net	30,649	33,016	6,066	—	69,731

(Loss) income from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(35,940)	(43,011)	2,457	—	(76,494)
Intercompany management fees expense (income)	963	(6,705)	5,742	—	—
Minority interests	—	—	1,415	—	1,415
Income tax benefit	(5,866)	(23,854)	(495)	—	(30,215)
Equity in (loss) income of subsidiaries, net of tax	(13,827)	311	—	13,516	—
Income from discontinued operations, net of tax	11,647	—	—	—	11,647

Net (loss) income	$(33,217)	$(12,141)	$(1,375)	$13,516	$(33,217)

	For the six months ended June 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$291,926	$114,676	$174,199	$(309)	$580,492
Total cost of sales	263,694	135,402	148,679	(309)	547,466

Gross margin	28,232	(20,726)	25,520	—	33,026
Total other income and expenses, net	68,174	55,008	12,684	—	135,866

(Loss) income from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(39,942)	(75,734)	12,836	—	(102,840)
Intercompany management fees expense (income)	1,701	(14,731)	13,030	—	—
Minority interests	—	—	822	—	822
Income tax benefit	(6,437)	(33,391)	(806)	—	(40,634)
Equity in (loss) income of subsidiaries, net of tax	(26,178)	1,563	—	24,615	—
Income from discontinued operations, net of tax	12,356	—	—	—	12,356

Net (loss) income	$(49,028)	$(26,049)	$1,434	$24,615	$(49,028)

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands)

Condensed Consolidating Statements of Operations

(continued)

	For the three months ended June 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$311,316	$142,452	$74,087	$(121)	$527,734
Total cost of sales	251,932	116,854	58,907	(121)	427,572

Gross margin	59,384	25,598	15,180	—	100,162
Total other income and expenses, net	47,874	5,512	11,328	—	64,714

Income from continuing operations before minority interests, income taxes and equity in income of subsidiaries	11,510	20,086	3,852	—	35,448
Minority interests	—	—	74	—	74
Income tax expense	3,580	9,659	230	—	13,469
Equity in income of subsidiaries, net of tax	14,123	121	—	(14,244)	—
Income from discontinued operations, net of tax	622	—	—	—	622

Net income	$22,675	$10,548	$3,696	$(14,244)	$22,675

	For the six months ended June 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$642,323	$318,583	$136,052	$(321)	$1,096,637
Total cost of sales	507,611	250,240	111,955	(321)	869,485

Gross margin	134,712	68,343	24,097	—	227,152
Total other income and expenses, net	91,720	16,763	16,644	—	125,127

Income from continuing operations before minority interests, income taxes and equity in income of subsidiaries	42,992	51,580	7,453	—	102,025
Minority interests	—	—	(1,266)	—	(1,266)
Income tax expense	16,352	21,791	932	—	39,075
Equity in income of subsidiaries, net of tax	35,044	1,124	—	(36,168)	—
Income from discontinued operations, net of tax	1,232	—	—	—	1,232

Net income	$62,916	$30,913	$5,255	$(36,168)	$62,916

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the six months ended June 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net (loss) income	$(49,028)	$(26,049)	$1,434	$24,615	$(49,028)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	134,926	29,633	(4,587)	(24,615)	135,357

Net cash provided by (used in) operating activities	85,898	3,584	(3,153)	—	86,329

Net cash provided by (used in) investing activities	26,241	8,388	(1,141)	—	33,488

Cash flows from financing activities:
Net repayments on senior unsecured debt	(143,246)	—	—	—	(143,246)
Net borrowings on mortgages and notes payable	7,565	—	—	—	7,565
Other	10,866	(12,751)	(1,959)	—	(3,844)

Net cash used in financing activities	(124,815)	(12,751)	(1,959)	—	(139,525)

Net decrease in cash and cash equivalents	(12,676)	(779)	(6,253)	—	(19,708)
Cash and cash equivalents at beginning of period	30,155	1,945	9,776	—	41,876

Cash and cash equivalents at end of period	$17,479	$1,166	$3,523	$—	$22,168

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007

(In thousands)

Condensed Consolidating Statements of Cash Flows

(continued)

	For the six months ended June 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$62,916	$30,913	$5,255	$(36,168)	$62,916
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(416,171)	15,496	(31,900)	27,989	(404,586)

Net cash (used in) provided by operating activities	(353,255)	46,409	(26,645)	(8,179)	(341,670)

Net cash used in investing activities	(10,667)	(28,070)	(1,598)	—	(40,335)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	239,256	—	—	—	239,256
Net borrowings (repayments) on mortgages and notes payable	170,318	(19,507)	6,922	8,179	165,912
Other	(63,041)	(5,256)	(5,410)	—	(73,707)

Net cash provided by (used in) financing activities	346,533	(24,763)	1,512	8,179	331,461

Net (decrease) increase in cash and cash equivalents	(17,389)	(6,424)	(26,731)	—	(50,544)
Cash and cash equivalents at beginning of period	17,389	6,424	28,771	—	52,584

Cash and cash equivalents at end of period	$—	$—	$2,040	$—	$2,040

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

Overview

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Total revenues	$241,761	$527,734	$580,492	$1,096,637
Total gross margin (a)	(6,763)	100,162	33,026	227,152
Net (loss) income	(33,217)	22,675	(49,028)	62,916

(a)	Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of operations for the details of other components that are part of the condensed consolidated (loss) income before minority interest and income taxes for each period.

Reduced demand for our products and services experienced by each of our principal lines of business contributed to significant decreases in revenue and gross margin for the three and six months ended June 30, 2007. For the three months ended June 30, 2007, total revenues and gross margin decreased 54.2% and 106.8%, respectively. For the six months ended June 30, 2007, total revenues and gross margin decreased 47.1% and 85.5% respectively. The most significant impact to our second quarter operations occurred in our tower homebuilding division which experienced a $212.3 million and $61.2 million decline in revenues and gross margin, respectively. Tower defaults in certain of our buildings that began delivering units in the first and second quarter have been higher than our average default rate experienced prior to 2007. The tower unit default rate was approximately 1%-2% prior to 2006, 7% during 2006 and 17% for the six months ended June 30, 2007. For the three and six months ended June 30, 2007, we recorded real estate impairment losses of approximately $36.0 million and $36.6 million, respectively. Our traditional homebuilding operations reported a 30.6% and 27.9% decline in revenues and 95.8% and 68.2% decline in gross margin for the three and six months, respectively. Our real estate services revenues and gross margin declined 17.6% and 18.6% for the three months ended, respectively and 16.8% and 21.3% for the six months ended, respectively.

In April 2007, we sold a non-golf recreational facility for $47.5 million (excluding closing costs) and recorded a pre-tax gain of approximately $20.1 million. The gain from the sale and the operations has been reflected as discontinued operations.

The effective tax benefit rate increased over the prior quarter primarily as a result of a correction of $3.4 million to the deferred tax balance attributable to the sale of amenity assets.

For the three months and six months ended June 30, 2007, the aggregate value of combined traditional and tower homebuilding new homes orders declined 96.2% and 71.2%, respectively, over the same periods a year ago, to $9.1 million and $165.2 million, respectively, while the number of new home unit orders declined 82.6% and 58.3%, respectively, to 50 and 287, respectively.

We believe the slowdown in new unit orders is attributable to a national softening in demand for new homes as well as an oversupply of homes available for sale, particularly in our Florida market. We believe the decline in demand for our new homes is related to concerns of prospective home buyers regarding the direction of home prices, interest rates and their inability to sell their current homes or to obtain appraisals at sufficient amounts to secure mortgage financing. Further, the current problems in the mortgage lending sector and the tightening credit markets have exacerbated the challenges faced by prospective homeowners in their ability to obtain financing. In addition to the traditional homebuyer, it appears that speculators and investors have significantly reduced their participation in the new home market. In addition to reducing new contract demand, many of these speculators and investors have further increased the supply of homes available for sale in our markets by attempting to sell homes they previously purchased or by cancelling contracts for homes under construction. In addition, high cancellation rates reported by other builders, and the increased cancellation rates we have experienced, are adding to the supply of homes in the marketplace.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The continuing deterioration of conditions in the markets in which we operate has had, and may continue to have for an extended period of time, a negative impact on our liquidity and our ability to comply with financial and other covenants under our bank loans and indentures. Some of the factors which have adversely affected us include, but are not limited to, declines in new home orders; increased cancellations, defaults and rescission claims; increased use of incentives and discounts; reduced margins; significant tower project delays and increased interest and insurance costs; general contractor financial instability; and credit rating downgrades. All of these factors, and others which may arise in the future, may adversely impact our financial condition. Refer to our discussion under Liquidity and Capital Resources for further information concerning our covenant compliance.

With little or no visibility as to when market conditions are likely to improve, we have been taking steps to reduce costs to partially offset variances caused by the current unfavorable business environment. We are reducing overhead, improving operating efficiency, and implementing practices to reduce construction costs. In addition, we have reduced land purchases and development activities. All of these measures are focused on maximizing cash flow and paying down debt. We expect to realize approximately $520-$720 million of cash flow from operating activities and approximately $10 million of cash flow from investing activities in 2007, generated primarily from the collection of tower receivables and proceeds from traditional home closings, land and recreational amenity sales.

In February 2007, we engaged Goldman, Sachs & Co. as our financial advisor to assist us in a thorough review of the Company’s business plans, capital structure, and growth prospects, with the objective of enhancing the company’s value for all of our shareholders. In March 2007, Carl Icahn and various related entities (“Icahn Group”) launched an unsolicited tender offer for any and all shares of the Company at $22.00 per share. The Company’s Board of Directors rejected the unsolicited tender offer, stating that it was opportunistic in terms of timing, highly conditional, and financially inadequate to the Company’s shareholders. The Icahn unsolicited tender offer expired on May 18, 2007. The Board of Directors authorized Goldman, Sachs & Co. to explore whether a sale of the company was the best way to maximize shareholder value by initiating a sale process open to all potential bidders, including the Icahn Group. In addition, the Icahn Group has nominated a competing slate of Directors and announced that it planned to engage in a proxy contest with us. In July 2007, our Board of Directors announced the company had not received a definitive proposal for the purchase of the company. The Board intends to continue the sale process and also to explore other potential strategic and financial alternatives, including asset sales, strategic partnerships, minority investments and recapitalization transactions to enhance shareholder value.

On August 20, 2007 the Company entered into a settlement agreement (“Settlement Agreement”) with Icahn Partners LP, Icahn Partners Master Fund LP, and High River Limited Partnership (collectively, the “Icahn Parties”) that enables the Company to avoid a costly proxy contest at its 2007 Annual Meeting of Shareholders (“2007 Annual Meeting”) scheduled for August 30, 2007. Previously, affiliates of the Icahn Parties filed a proxy statement with the Securities and Exchange Commission soliciting proxies in favor of electing their nominees. Pursuant to the Settlement Agreement, affiliates of the Icahn Parties terminated their solicitation of proxies in support of these nominees and the parties agreed to propose a new slate of nominees.

Pursuant to the terms of the Settlement Agreement, the Board will be decreased from ten to nine members immediately prior to the 2007 Annual Meeting. The parties have agreed that the Board will nominate and approve a slate of directors for election at the 2007 Annual Meeting consisting of three members from the Company’s existing Board (the “Incumbent Nominees”), three Icahn nominees (the “Icahn Nominees”) and three other nominees selected by large stockholders (the “Other Stockholders Nominees”, and together with the Incumbent Nominees and the Icahn Nominees, the “Company Nominees”). Each of the Icahn Parties has agreed (i) to vote in favor of such nominees at the 2007 Annual Meeting and (ii) to vote in favor of the Incumbent Nominees, or any replacement directors approved by the Incumbent Nominees, at the 2008 Annual Meeting. The Company and the Icahn Parties have further agreed that at least one Incumbent Nominee will serve on each Committee of the Board (other than the Icahn Nominating Committee and the other Stockholders Nominating Committee, each as defined in the Settlement Agreements).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Homebuilding

Traditional homebuilding

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Revenues	$171,283	$253,799	$385,356	$534,061
Gross margin	$(224)	$52,373	$35,313	$115,524
Gross margin percentage	(.1)%	20.6%	9.2%	21.6%
Homes closed (units)	217	372	523	864
Average selling price per home closed	$789	$682	$737	$618
Lot revenues	$7,659	$4,139	$7,796	$11,053
Net new orders for homes (units)	107	251	351	598
Net contract values of net new orders	$63,571	$181,448	$222,504	$446,558
Average selling price per net new order	$594	$723	$634	$747

	As of June 30,
	2007	2006
Backlog (units)	698	1,431
Backlog contract values	$525,360	$1,103,944
Average sales price in backlog	$753	$771

Traditional home revenues decreased 32.5% for the three months ended due primarily to the 41.7% decline in home deliveries partially offset by the 15.7% increase in average selling price per home closed. Traditional home revenues decreased 27.8% for the six months ended June 30, 2007 primarily due to the 39.5% decline in home deliveries partially offset by the 19.3% increase in average selling price per home closed. We closed 156 units and 339 units in our Florida market compared to 304 units and 731 units in the same periods last year, respectively. The Northeast U.S. and Mid-Atlantic U.S. markets closed 61 units and 184 units for the three and six months

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended June 30, 2007, respectively, compared to 68 units and 133 units in the same periods last year, respectively. The Northeast U.S. market experienced a 48.5% increase in home deliveries during the six months ended June 30, 2007 primarily as a result of one community where deliveries increased to 125 units due to construction delays in prior periods that pushed deliveries into 2007. The increase in the average selling price per home closed for the three and six month periods ended June 30, 2007 was positively impacted by a 19.1% increase contributed by the Florida market, as well as the $1.1 million average price achieved by our Mid-Atlantic U.S. market. The Florida and Northeast U.S. markets achieved average selling prices per home closed of $786,000 and $579,000, respectively.

Lot revenues increased to $7.7 million from $4.1 million for the three months ended June 30, 2007 and decreased to $7.8 million from $11.1 million for the six months ended June 30, 2007. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary driver of the traditional homebuilding segment and therefore will fluctuate from time to time.

The decrease in the home gross margin percentage to (0.1%) from 20.6% for the three months and 9.2% from 21.6% for the six months ended June 30, 2007 was primarily due to increased utilization of sales discounts, incentives, and the recording of impairment losses on certain completed and in process homes. Sales discounts for the three months ended June 30, 2007 reduced home gross margin by approximately 1,370 basis points of revenue compared to 240 basis points for the same period last year. Sales discounts for the six months ended June 30, 2007 reduced home gross margin by approximately 1,070 basis points of revenue compared to 160 basis points for the same period last year. Home gross margin for the three and six months ended June 30, 2007 was favorably impacted by $1.9 million and $5.8 million, respectively, in forfeited deposits from contract cancellations compared to $1.2 million for the same periods in 2006. The Florida, Northeast U.S. and Mid-Atlantic U.S. markets, achieved gross margins of (4.2%), 6.7% and 12.8% for the three months ended June 30, 2007 compared to 22.3%, 14.2% and 14.5% in the same period in 2006, respectively. The Florida, Northeast U.S. and Mid-Atlantic U.S. markets, achieved gross margins of 7.6%, 13.1% and 11.1% for the six months ended June 30, 2007 compared to 23.2%, 13.5% and 16.9% in the same period in 2006, respectively.

As a result of the continuing decline in demand for new homes as well as an oversupply of homes available for sale in our markets, we continue to focus on liquidating certain finished homebuilding product or lowering sales prices in certain communities to compete in this competitive market. We recorded $17.5 and $18.1 million of asset impairment losses for the three and six months ended June 30, 2007, respectively, compared to $4.6 million for the three and six months in 2006. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional homes and projects which may result in additional impairment charges and such charges could be significant.

Contract values of new orders decreased 65.0% and 50.2% for the three and six months ended June 30, 2007, respectively, primarily due to the decline in the number of new orders and the effects of cancellations. For three months ended 2007, our Florida and Northeast U.S. markets had declines of 81 units and 60 units, respectively, compared to 2006. For the six months ended 2007, our Florida and Northeast U.S. markets had declines of 166 units and 98 units, respectively compared to the same period in 2006. The Mid-Atlantic U.S. market had an increase of 17 units for the six months ended compared to the same period in 2006.

The 52.4% decrease in backlog contract values reflects a 51.2% decrease in backlog units combined with a 2.3% decrease in the average sales price of homes under contract to $753,000 in 2007 compared to $771,000 in 2006. The decrease in average sales price of homes under contract can be attributed to sales discounts and a shift in product mix. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in most of our markets and an increase in our cancellation rate. Our cancellation rate on traditional homes for the three and six months June 30, 2007 was approximately 47.8% and 31.0%, respectively, of contracts signed, compared to 30.7% and 23.7% for the same periods in 2006. Based on recent cancellation experience, we do not expect to completely deliver the 698 units in backlog at June 30, 2007.

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

Tower homebuilding

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Revenues	$2,130	$214,434	$76,114	$433,829
Gross margin	$(16,723)	$44,520	$(15,888)	$99,028
Gross margin percentage	NM	20.8%	NM	22.8%
Net new orders (units)	(57)	36	(64)	91
Contract values of new orders, net	$(54,514)	$56,990	$(57,344)	$126,645
Average selling price per new order	NM	$1,583	NM	$1,392

	As of June 30,
	2007	2006
Cumulative contracts (units)	807	1,597
Cumulative contract values	$1,053,672	$1,855,924
Less: Cumulative revenues recognized	(943,437)	(1,305,172)

Backlog contract values	$110,235	$550,752

Average sales price in backlog	$1,306	$1,162
Towers under construction recognizing revenue during the six months ended June 30, 2007 and 2006, respectively	11	24

Tower revenues recognized using the percentage-of-completion method decreased $365.4 million for the six month period ended June 30, 2007. Tower revenues were favorably impacted by $10.4 million in forfeited deposits compared to $318,000 in 2006. The decline in tower unit sales in buildings under construction, and less towers under construction recognizing revenue contributed to the decline in percentage-of-completion revenues. Eleven towers with a total sellout value of $1.8 billion were under construction and recognizing revenue for the six months ended June 30, 2007 compared to 24 towers with a total sellout value of $2.4 billion for the same period last year. During the three months ended June 30, 2007, we recorded 68 defaulted contracts that resulted in the reversal of approximately $67.1 million of revenue. There was no impact to gross margin as the net profit was charged against the contracts receivable default reserve.

For the quarter ended June 30, 2007, tower gross margin was impacted by several changes in estimated revenues and costs, including (1) a $5.6 million increase to the contracts receivable default reserve to account for a larger impact from actual tower unit defaults rather than a change in future expectations, (2) a $1.5 million increase in interest costs associated with increased tower construction cycle times, (3) a $1.3 million increase in insurance costs, (4) a $4.9 million increase in tower construction costs, incentives and sales discounts and other costs and, (5) impairment losses of approximately $18.5 million related to certain completed tower units. We did not record any impairment losses or any increase to the contracts receivable default reserve for three and the six months ended June 30, 2006. The changes in estimates of tower construction costs are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be materially impacted by any additional changes in estimates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended June 30, 2007, we recorded 11 gross new orders with a contract value of approximately $12.6 million offset by the default of 68 contracts with a contract value of approximately $67.1 million. For the six months ended June 30, 2007, we recorded 23 gross new orders with a contract value of approximately $34.3 million offset by the default of 87 contracts with a contract value of approximately $91.6 million. Similar to the traditional homebuilding division, our tower division experienced a significant decline in new orders, partly due to the increased supply of existing tower units for sale on the market in Florida, as well as reduced participation in the new home market by investors and speculators.

The 80% decrease in backlog contract values was due to a 43.2% decrease in cumulative contract values and a 27.7% decrease in cumulative revenues recognized. The decrease in cumulative contract values was due to a $810.1 million reduction in cumulative contracts associated with 15 towers that were completed and delivered to buyers and the effects of defaulted units during the twelve months ended June 30, 2007 offset by a $7.9 million increase in contract values in new and existing towers. The decrease in cumulative revenues recognized is related to the closing of towers noted above offset by the increase from progression of percentage-of-completion.

Real estate services

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Revenues	$27,379	$33,233	$53,000	$63,671
Gross margin	2,472	3,035	4,574	5,812
Gross margin percentage	9.0%	9.1%	8.6%	9.1%

Real estate services revenues, including real estate brokerage and title operations, for the three and six months ended June 30, 2007 decreased 17.6% and 16.8%, respectively, primarily due to a decrease in the volume of transactions associated with our Prudential Florida WCI Realty brokerage operations and the sale of our mortgage banking operations in June 2006.

During the three months ended June 30, 2007, Prudential Florida WCI Realty brokerage transaction volume decreased 27.3% to 1,890 closings from 2,598 in the second quarter of 2006 and decreased 25.3% to 3,462 from 4,637 for the six month periods. The decrease in the number of transactions is primarily due to the decline in demand for homes in the Florida market. In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc., to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and re-sales customers, beginning in the third quarter of 2006. WCI Mortgage LLC is accounted for as an unconsolidated joint venture in our financial statements.

The decrease in gross margin percentage for both periods was primarily due to the decrease in revenue without a proportional decrease in fixed overhead costs associated with Prudential Florida WCI Realty partially offset by the reduced overhead and increased revenues contributed by the title operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other revenues and cost and sales

Amenity membership and operations

	For three months ended June 30,		For six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Revenues	$19,007	$19,120	$42,156	$43,815
Gross margin	(732)	(878)	594	(137)
Gross margin percentage	(3.9)%	(4.6)%	1.4%	(.31)%

Total amenity membership and operations revenues decreased 1% and 3.8% for the three and six months ended June 30, 2007, respectively. The decrease in revenues for the three months ended was due primarily to the sale of a recreational facility. In April 2007, we sold a non-golf recreational facility for $47.5 million (excluding closing costs) and recorded a pre-tax gain of approximately $20.1 million. The gain from the sale and the operations has been reflected as discontinued operations in the statements of income. In addition to the impact of selling the recreational facility, the revenues for the six months ended June 30, 2007 were impacted by the continued decline in luxury membership sales and increased competition in the Florida market.

Amenity gross margins continue to be adversely affected by deficits associated with new amenity operations and slow absorption of membership sales.

Land sales

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Revenues	$12,598	$965	$12,598	$6,117
Gross margin	5,937	(54)	5,867	3,451
Gross margin percentage	47.1%	(5.6)%	46.6%	56.4%

For the six months ended June 30, 2007 we sold 4 commercial parcels for $12.6 million in revenue with a gross margin of 46.6% compared to the sales of three commercial parcels for $6.1 million in revenue with a gross margin of 56.4% for the same period last year. Land sales are ancillary to our overall operations and are expected to continue in the future, but may significantly fluctuate.

Other Revenues and Costs of Sales

Other revenues and cost of sales includes our property management operations which are an ancillary business primarily providing management services to our communities and other miscellaneous revenues and costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income and expense

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Equity in losses (earnings) from joint ventures	$291	$(251)	$(495)	$(51)
Other income	(363)	(701)	(852)	(2,156)
Hurricane recoveries	(3,881)	—	(5,393)	—
Selling, general and administrative expense, including real estate taxes	49,836	52,108	96,739	103,881
Interest expense, net	18,271	7,206	34,635	10,410
Expenses related to early repayment of debt	—	—	—	455

Other income for the three and six months ended 2007 includes interest income on mortgage notes, customer deposits and other non-operating fee income and expenses, respectively. The hurricane recoveries represent the final settlement of our Hurricane Wilma claims.

Selling, general and administrative expenses, (SG&A) including real estate taxes, decreased 4.4% to $49.8 million and 6.9% to $96.7 million for the three and six months ended June 30, 2007, respectively. General and administrative costs increased 7.6% and 6.2% for the respective periods primarily due to costs related to the engagement of Goldman, Sachs & Co. and other outside advisors to assist us in preparations for a possible proxy contest, in our response to the tender offer, and in the company sale process offset by cost savings from staff reductions and insurance cost savings. Sales and marketing expenditures decreased 33.8% and 32.5% during the three and six month period ended June 30, 2007, respectively, primarily due to the reduction in advertising expenditures and sales office overhead reductions. As a percentage of total revenues, SG&A for the three months ended June 30, 2007 increased to 20.6% in 2007 from 9.9% in 2006 and for the six months ended 2007 increased to 16.7% from 9.5% for the same period in 2006.

Interest incurred increased 13.9% and 25.4% for the three and six months ended 2007, respectively, primarily as a result of the increase in the weighted average debt balance for 2007 as compared to the same periods last year. The increase in overall debt was primarily related to increased development activities, land acquisitions, homebuilding and tower construction over the last 12 months as well as delayed cash flow from tower unit deliveries, and reduced cash flow from homebuilding and real estate services operations and land sales. Interest capitalized decreased 27.2% and 19.5% for the three and six months, respectively, primarily due to the decrease in real estate inventories under development in each period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of June 30, 2007, we had $22.2 million of cash and cash equivalents and approximately $339.4 million available to draw under our amended senior credit facility. We expect to realize approximately $520-$720 million of cash flow from operating activities and approximately $10 million of cash flow from investing activities in 2007, generated primarily from the collection of tower receivables and proceeds from traditional home closings, land and recreational amenity sales.

Cash flows from operations improved compared to the same period in 2006 due to decreased capital investments in real estate inventories and delivery of completed tower units. Including land acquisitions, net additions to real estate inventories were approximately $52.8 million for the six months ended June 30, 2007 compared to $230.5 million in 2006. During the first six months of 2007, we acquired approximately $3.2 million in additional land compared to $53.6 million in the same period of 2006. In conjunction with the lower overall demand for

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

homebuilding product we are currently experiencing, we continue to re-evaluate all projected future land development spending, home and tower construction spending, amenity development plans and contractual arrangements to acquire developed and undeveloped land parcels and lots.

Our cash flows from operations were positively impacted by the delivery of 426 tower units during 2007, which provided net cash inflows of approximately $331.3 million. We expect to collect a significant portion of the remaining contracts receivable in the remainder of 2007 as 4 tower closings (approximately 500 units with cash inflow of approximately $525-$550 million net of the estimated default reserves) are planned to occur, allowing delivery of units to residents. Our contracts receivable at June 30, 2007 includes approximately $82.7 million related to 88 tower units sold but that have not closed although the tower buildings have been completed. As of August 17, 2007, the number of unclosed units has been reduced to 62, totaling approximately $51.1 million in contracts receivable. We have reserved for an estimated 31 defaults related to the 62 unclosed units. Due to the larger number of units in certain buildings, the general weakness of the real estate market, the current challenges that exist in the mortgage market and other individual circumstances, it has taken us longer than expected during the last six to eight months to close sold units in any building. If we do not collect these contract receivables due to various contingencies, including buyer defaults and rescission claims, we may receive materially less cash than we expect. An analysis of our tower contracts receivable balance indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Several individual or entity purchasers have multiple units under contract, accounting for several hundred units in the aggregate. Many of these units may be held for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

We continue to experience an increase in the number of condominium and single family contract purchasers who are alleging rescission rights under the Interstate Land Sales Act as well as other federal and state laws. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposits. For the six months ended June 30, 2007, we recorded 87 tower unit defaults. Prior to 2006, our residential tower default rate had been approximately 1% to 2% of total sold tower units. Our current tower default reserve accounts for an estimated 11% default rate for our five remaining tower closings. Our historical default and rescission rates may not be indicative of future default and rescission rates. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction. Due to various contingencies, like delayed construction and buyer defaults and rescission claims, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could affect our financial condition and results of operations. If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be materially lower than expected.

For the six months ended, approximately $14.0 million of cash was used in investing activities to develop WCI owned club facilities and acquire property and equipment. We received net cash proceeds of approximately $47.1 million associated with the sale of a recreational amenity facility in April 2007.

For the six months ended June 30, 2007, financing activities used cash of approximately $135.7 million to repay the senior unsecured credit facility and mortgages and notes payable.

We utilize a senior revolving credit facility (the Revolving Credit Facility) to fund land acquisitions, land improvements, homebuilding and tower development and for general corporate purposes. At June 30, 2007, approximately $360.6 million was outstanding on this amended facility.

We use a $390 million revolving tower construction facility (Tower Loan Agreement) to fund a majority of our tower development activities. In April 2007, we amended the Revolving Credit Facility with an effective date of March 31, 2007. At June 30, 2007, our EBITDA to Fixed Charges Coverage ratio was less than the required 1.25x ratio under the April 2007 amendment. Therefore, before giving effect to the amendments described below, we were not in compliance with this specific financial covenant under our Revolving Credit Facility and Term Loan Agreement.

On August 17, 2007 we amended the Revolving Credit Facility, the Term Loan Agreement and the $390 million revolving construction loan (Tower Loan Agreement) each with effective dates as of August 17, 2007, with the exception of the modifications to the EBITDA to Fixed Charges and the Debt to Tangible Net Worth covenants, which were effective June 30, 2007. The borrowing

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

capacity under the Revolving Credit Facility has been reduced from $850 million to $700 million, with subsequent reductions to $600 million on July 1, 2008, and to $550 million on July 1, 2009. The interest rate for loans thereunder will be LIBOR plus 300 basis points. The revised Term Loan Agreement requires an immediate reduction in the committed and outstanding amount from $300 million to $262.5 million, with a subsequent reduction to $225 million on July 1, 2008. The interest rate for loans thereunder will be LIBOR plus 350 basis points. The Tower Loan Agreement modifications provide for the acceleration of repayment of this facility upon delivery of tower units and prohibit any extension or addition of tower loan commitments to the facility. The Tower Loan Agreement also contains a cross default to the other two facilities discussed in this paragraph. The interest rate on loans under the Tower Loan Agreement will be the applicable Eurodollar Rate plus 300 basis points or the lender’s prime rate plus 100 basis points.

The revised Revolving Credit Facility and revised Term Loan Agreement contain modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction under the Credit Facility. We also agreed to provide these lenders with mortgages and other security documents covering substantially all of our unsecured assets as security and to obtain appraisals and other property-specific reports. In addition, sales of assets in excess of $100 million and not in the ordinary course of business will require approval by a majority of the lenders under each of these facilities. The principal financial covenant modifications include the following, as defined: (1) EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash income and expenses) to Fixed Charges cannot be less than 0.50x at the end of any fiscal quarter through December 31, 2008, 1.0x at March 31, 2009, 1.25x at June 30, 2009, 1.50x at September 30, 2009, 1.75x at December 31, 2009, and 2.0x thereafter, (2) the number of Unsold Units is limited to 50% of trailing twelve months closed homebuilding units through December 31, 2008, and 35% thereafter (3) Debt to Tangible Net Worth cannot exceed 2.15x at the end of any fiscal quarter through the end of December 31, 2007, and cannot exceed 1.75x at the end of any fiscal quarter thereafter.

In addition, the lenders under the Revolving Credit Facility, the Term Loan Agreement and the Tower Loan Agreement agreed to waive existing prohibitions on a defined Change of Control to accommodate the expected change in the membership of our Board of Directors as a result of the settlement by the Company with the Icahn Parties.

At June 30, 2007, $525.0 million of senior subordinated debt was outstanding. Under our senior subordinated indenture agreements, certain financial and operational covenants may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, subject to certain exceptions, in order to incur additional debt, we are required to maintain a minimum EBITDA to interest incurred coverage ratio of 2.0 to 1.0 or maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued. At June 30, 2007 the EBITDA to interest incurred ratio was less than 2.0 to 1.0.

In February 2007, as a result of our significant debt leverage and declining market conditions, Standard and Poor’s Rating Services (S & P) and Moody’s Investor Service (Moody’s) lowered our corporate credit rating to B+ from BB- and B2 from B1, respectively. S & P and Moody’s also lowered their credit rating on our subordinated debt to B- from B and Caa1 from B2, respectively. In July 2007, S&P lowered our company credit rating to CCC+ from B+ and lowered our credit rating on our subordinated debt to CCC- from B-. In August 2007, Moody’s lowered our company credit rating to B3 from B2 and the credit rating on our subordinated debt to Caa2 from Caa1.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In connection with the reduction in our credit ratings on our subordinated debt, a holder of our $125.0 million, 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) may now convert all or a portion of such Convertible Notes.

Upon conversion of the Convertible Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the Convertible Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the Convertible Notes. As of June 30, 2007, the cash conversion price per $1,000 aggregate principal amount of Convertible Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

At June 30, 2007, except as discussed above, we were in compliance in all material respects with all of the covenants, limitations and restrictions under our amended Revolving Credit Facility, amended Tower Loan Agreement, amended Term Loan Agreement, and subordinated notes. However, there can be no assurance that we will continue to be able to comply with the covenants in future periods. If an event of default were to occur under the Revolving Credit Facility and Term Loan Agreement, it would also result in a cross-default under certain of our other debt instruments, including our Tower Loan Agreement. If the event of default under the Revolving Credit Facility, Tower Loan Agreement and/or Term Loan Agreement is not cured, all of the lenders under each such debt facility could elect to declare all amounts outstanding under each such facility to be due and payable and terminate all commitments to extend further credit. An acceleration under our Revolving Credit Facility, Tower Loan Agreement and/or Term Loan Agreement would also trigger a cross-default under the indentures governing our subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the subordinated notes, subject to certain payment blockage periods. If an event of default was to occur, and we are unable to find alternative financing, we may not have sufficient assets to repay the outstanding debt that is accelerated. Refer to Part II. Other Information, Item 1A. Risk Factors for a discussion of risks associated with defaults under agreements governing our outstanding indebtedness.

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

The Company has been experiencing a reduction in availability of security bond capacity. In addition to increasing cost of surety bond premiums there may be some cases where the Company may have to obtain a letter of credit or some other type of collateral to secure necessary surety bonds or, if unable to secure such bonds, may elect to post alternative forms of collateral with government entities or escrow agents.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships in the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At June 30, 2007, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which $14.4 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee up to 60% of the principal amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of June 30, 2007, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs and we did not have any material lot purchase arrangements in which we concluded that we were compelled to exercise the option. As of June 30, 2007, we had land and lot option contracts aggregating $344.9 million net of deposits, to acquire approximately thirteen hundred acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $31.4 million at June 30, 2007.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At June 30, 2007, we had approximately $46.7 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $175.1 million at June 30, 2007, are typically outstanding over a period of approximately one to five years.

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

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2007 as compared to those fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

These risks and uncertainties include the Company’s ability to compete in real estate markets where we conduct business; the availability and cost of land in desirable areas in our geographic markets and elsewhere and our ability to expand successfully into those areas; the Company’s ability to obtain necessary permits and approvals for the development of its lands; the availability of capital to the Company and our ability to effect growth strategies successfully; the Company’s ability to pay principal and interest on its current and future debts; our ability to amend our bank agreements as needed from time to time to obtain covenant relief; the Company’s ability to comply with outstanding debt agreements/covenants; Standard & Poor’s and/or Moody’s downgrades; the Company’s ability to maintain or increase historical revenues and profit margins; the Company’s ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; availability of labor and materials and material increases in labor and material costs; increases in interest rates and availability of mortgage financing or the ability of our buyers to obtain mortgage financing; increases in construction and homeowner insurance and the availability of insurance; the level of consumer confidence; increased use of sales incentives and discounts; general contractor financial instability; the negative impact of claims for contract rescission or cancellation by unit purchasers due to various factors including the increase in the cost of condominium insurance; adverse legislation or regulations; unanticipated litigation or adverse legal proceedings; ability to retain employees; changes in generally accepted accounting principles,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

including changes in percentage of completion accounting; natural disasters; and deterioration and changes in general economic, real estate and business conditions. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements.

All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to update any forward-looking statements in this Report or elsewhere as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize fixed and variable rate debt. Changes in interest rates on fixed rate debt generally affect the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally do not impact the fair market value of the instrument but does affect our earnings and cash flow. We are exposed to market risk primarily due to fluctuations in interest rates on our variable rate debt. We hedged a portion of our exposure to changes in interest rates by entering into an interest swap agreement to lock in a fixed interest rate. The swap agreement effectively fixes the variable rate cash flows on our $300.0 million of variable rate senior term note and expires December 2010. The average pay rate of the swap agreement is 7.4%. The swap agreement has been designated as a cash flow hedge and is reflected at fair value of $3.7 million in the consolidated balance sheet.

Our Annual Report on Form 10-K for the year ended December 31, 2006 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The following table sets forth, as of June 30, 2007, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values (dollars in thousands).

	2007	2008	2009	2010	2011	Thereafter	Total	FMV at 6/30/07
Debt:
Fixed rate	$9,841	$6,184	$—	$—		$815,000	$831,025	$783,044
Average interest rate	7.0%	7.0%	—	—		7.2%	7.2%
Variable rate	$—	$353,685	$1,746	$660,600		$—	$1,016,031	$1,016,031
Average interest rate	—	7.1%	7.0%	7.8%		—	7.6%

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. During the second quarter of 2007, the Company began experiencing manpower constraints in its finance and accounting function due to planned reductions in force and also unplanned attrition associated with the perceived uncertainty among employees regarding the proxy contest with the Icahn Group and the potential change in control. During the same period, the Company conducted a detailed review of its assets to determine if any impairment has occurred. As a result of the extra work load and hours required for the detailed asset impairment review and the recent attrition in the finance and accounting functions, the company was unable to close its books and complete the external review process in a timely manner. As a consequence, the Company was unable to timely file its Quarterly report on Form 10-Q for the quarter ended June 30, 2007. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were not effective to accomplish their objectives this quarter due to the factors discussed above.

Attrition among our financial staff and our perception that it would be prohibitively difficult to hire replacement personnel due to the industry and company environment have necessitated the re-allocation of responsibility for certain controls and procedures to remaining staff. Although we believe the remaining staff will be able to complete these additional tasks, the extent of segregation of duties may be reduced and the amount of time needed to complete the work may be increased as a result. Otherwise, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In addition, the Company has experienced a significant increase in the number of rescission claims and legal actions brought by resident contract purchasers alleging that various factors give them rescission rights under the Interstate Land Sales Act and other federal and state laws. Although the Company intends to vigorously contest these claims, there can be no assurance that the Company will prevail in each claim. In the opinion of management, the outcome of all these matters will not have a material adverse effect on the financial condition or results of operations of the Company, but it is possible that the Company’s performance may be affected by either changes in the Company’s estimates and assumptions related to these proceedings, or due to the ultimate outcome of the litigation, claim or proceeding.

On August 13, 2007, a purported class action lawsuit “David A. Berry and John Schrenkel, et al v. WCI Communities, Inc. a Delaware Corporation, Case No. 2:07-CV-512-FTM-MMH-DNF, was filed in the United States District Court Middle, District of Florida Ft. Myers Division against the Company. The complaint includes statutory claims, claims for unjust enrichment, constructive trust and an equitable lien in connection with the Company’s sale of condominium units in its community known as “Florencia at the Colony”. The Plaintiff’s purport to bring the claim on behalf of all other contract purchasers who allegedly wish to rescind their contracts to purchase Florencia condominium units and obtain a refund of their deposits. The complaint seeks rescission of the Plaintiff’s contracts, return of the Plaintiff’s deposits, interest on those deposits, attorney fees and costs. The Company believes the lawsuit is without merit and intends to vigorously defend itself against all of the claims and allegations in the complaint. Due to uncertainty as to the outcome of the foregoing matters, management cannot make an estimate of exposure, if any, at this time.

Item 1A.	Risk Factors

Due to continuing deterioration of conditions in the markets in which we operate, we have amended and restated certain risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2006 and included additional risk factors. These risk factors should be read together with the other risk factors contained in the Annual Report on Form 10-K for the year ended December 31, 2006. The following cautionary discussion of risks and uncertainties relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us.

Covenant Compliance—If we are unable to maintain compliance with the financial covenants contained in our existing credit facilities and we are unable to enter into an amendment or waiver of the credit facilities, we may be forced to declare bankruptcy.

We are currently in compliance in all material respects with all of the covenants, limitations and restrictions under our Revolving Credit Facility, Term Loan Agreement, Tower Loan Agreement, Senior Subordinated Notes and Subordinated Notes. However, we may be unable to comply with these covenants, limitations, and restrictions in the future. If we are not able to comply with these covenants, limitations and restrictions, we will need to seek an amendment or waiver from the lenders under our outstanding indebtedness. Any such amendment, however, is likely to be expensive and/or require us to grant collateral. If neither an amendment nor a waiver is obtained and we are unable to find alternative financing, an event of default would occur under the Revolving Credit Facility and Term Loan Agreement. If an event of default were to occur, it would also result in a cross–default under certain of our other debt instruments, including our Tower Loan Agreement. If the event of default under the Revolving Credit Facility, Term Loan Agreement and/or Tower Loan Agreement is not cured, all of the lenders under each of such debt facilities could elect to declare all amounts outstanding under such facilities to be due and payable and terminate all commitments to extend further credit. An acceleration under our Revolving Credit Facility, Term Loan Agreement and/or Tower Loan Agreement would also trigger a cross–default under the indentures governing our senior subordinated notes, thereby allowing our bondholders to accelerate the repayment of all amounts outstanding on the senior subordinated notes, subject to certain payment blockage periods. If an event of default was to occur, and we are unable to find alternative financing, we may not have sufficient assets to repay the outstanding debt that is accelerated and we may be forced to declare bankruptcy.

Substantial Indebtedness—Our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.

As of June 30, 2007, we had outstanding indebtedness of approximately $1.8 billion. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things: causing us to be unable to satisfy our obligations under our debt agreements; making us more vulnerable to adverse general economic and industry conditions; making it difficult to fund future working capital, land purchases, acquisitions, share repurchases, general corporate purposes or other purposes; and causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.

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

In addition, subject to restrictions in our existing debt instruments, we may incur additional indebtedness. In particular, as of June 30, 2007, we had available borrowings of $339.4 million under our revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our growth plans and our ability to make payments of principal or interest on, or to refinance, our indebtedness, will depend on our future operating performance and our ability to enter into additional debt and/or equity financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. We may not be able to do any of the foregoing on terms acceptable to us, if at all.

In February 2007, as a result of our significant debt leverage and declining market conditions, Standard and Poor’s Rating Services (S & P) and Moody’s Investor Service (Moody’s) lowered our corporate credit rating to B+ from BB– and B2 from B1, respectively. S & P and Moody’s also lowered their credit rating on our subordinated debt to B- from B and Caa1 from B2, respectively. In July 2007, S&P lowered our company credit rating to CCC+ form B+ and lowered our credit rating on our subordinated debt to CCC- from B-. In August 2007, Moody’s lowered our company credit rating to B3 from B2 and the credit rating on our subordinated debt to Caa2 from Caa1.

In connection with the reduction in our credit ratings on our senior subordinated debt, a holder of our 4% Notes may now convert all or a portion of such 4% Notes. Upon conversion of the 4% Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the 4% Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the 4% Notes. As of June 30, 2007, the cash conversion price per $1,000 aggregate principal amount of 4% Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

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

Due to various circumstances, including buyer defaults and rescission claims, we may receive less cash than we expect. An analysis of our tower contracts receivable balance at June 30, 2007 indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Several individual or entity purchasers have multiple units under contract that cumulatively account for several hundred units in the aggregate. Many of these units may be held for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

Additionally, we have experienced an increase in the number of condominium contract purchasers who are alleging rescission rights under federal and state law. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposits. For the six months ended June 30, 2007, 87 customers defaulted on the obligation to close the purchase of a tower unit. Tower defaults in certain of our buildings that began delivering units in the first quarter have been higher than our prior estimates and higher than the ultimate default rate experienced in three buildings that began delivering units in December 2006. Prior to 2006, our residential tower default rate had been approximately 1% to 2% of total sold tower units. Our current tower default reserve accounts for an estimated 11% default rate for future tower closings.

Our historical default rates may not be indicative of future default rates. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

Item 3.	Defaults Upon Senior Securities

At June 30, 2007, our EBITDA to fixed charges coverage ratio was less than the required 1.25x ratio under our April 2007 amended Revolving Credit Facility and Term Loan Agreement. On August 17, 2007 we amended the Revolving Credit Facility and Term Loan Agreement each with effective dates as of August 17, 2007 with the exception of the modifications to the EBITDA to Fixed Charges and the Debt to Tangible Net Worth covenants, which were effective June 30, 2007. We are currently in compliance in all material respects with all of the covenants, limitations and restrictions under these amended debt agreements.

Item 6.	Exhibits

(a)	Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (4)

10.5	First Amendment, dated April 5, 2007, relating to the Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, among WCI Communities, Inc. and Bank of America as administrative agent and lender (2)

10.6	Second Amendment, dated April 5, 2007, relating to the Senior Term Loan Agreement dated as of December 23, 2005, among WCI Communities, Inc. and Key Bank, N.A. as lender and administrative agent (2)

10.7	Amendment to Termination and Severance Agreement with Jerry L. Starkey (3)

10.8	Amendment to Severance and Nonsolicitation Agreement with James P. Dietz (3)

10.9	Amendment to Severance and Nonsolicitation Agreement with David L. Fry (3)

10.10	Amendment to Severance and Nonsolicitation Agreement with Christopher P. Hanlon (3)

10.11	Amendment to Severance and Nonsolicitation Agreement with Albert F. Moscato, Jr. (3)

10.12	Amendment to the 2004 Stock Incentive Plan of WCI Communities, Inc. (3)

10.13	2007 Management Incentive Compensation Plan (3)

10.14	Amendment to the WCI Communities, Inc. Senior Management Incentive Compensation Plan (3)

10.15	Second Amendment to Revolving Credit Agreement between the Company, the lenders party thereto and Bank of America, N.A., dated as of August 17, 2007 (4)

10.16	Third Amendment to Term Loan Agreement between the Company, the lenders party thereto and Key Bank National Association, dated as of August 17, 2007 (4)

10.17	First Amendment to the Tower Loan Agreement among the Company, the Guarantors, the lenders party thereto and Wachovia Bank, National Association, dated as of August 17, 2007 (4)

10.18	Retention Bonus Letter to James P. Dietz (3)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President, Chief Executive Officer and Director. (**)

31.2	Rule 13a-14(a) certification by James P. Dietz, Executive Vice President and Chief Financial Officer. (**)

32.1	Section 1350 certification by Jerry L. Starkey, President, Executive Officer and Director, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (**)

32.2	Section 1350 certification by James P. Dietz, Executive Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (**)

**	Filed herewith.
(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K filed on May 24, 2005 (Commission File No. 1-31255)

(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K/A filed on April 18, 2007 (Commission File No. 1-31255)
(3)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K filed on August 15, 2007 (Commission File No. 1-31255)
(4)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K filed on August 21, 2007 (Commission File No. 1-31255)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: August 22, 2007	/s/ JAMES P. DIETZ
James P. Dietz
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)