Form 10-Q
period 2007-09-30
WCI COMMUNITIES INC
filed 2007-11-09
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(239) 947-2600

(Registrant's telephone number, including area code)

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

The number of shares outstanding of the issuer’s common stock, as of November 5, 2007, was 42,108,838.

WCI COMM UNITIES, INC.

Form 10-Q

For the Quarter Ended September 30, 2007

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$7,174	$41,876
Restricted cash	25,263	42,035
Contracts receivable, net	787,208	1,269,549
Mortgage notes and accounts receivable	19,144	28,518
Real estate inventories	1,995,953	1,955,793
Property and equipment, net	244,080	274,720
Other assets	229,942	142,174
Goodwill	69,168	69,098
Other intangible assets	1,284	8,096

Total assets	$3,379,216	$3,831,859

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$255,891	$348,684
Customer deposits	222,451	362,009
Community development district obligations	90,602	115,031
Senior revolving credit facility	448,700	503,846
Senior term note	262,500	300,000
Mortgages and notes payable	376,602	363,261
Senior subordinated notes	525,000	525,000
Junior subordinated notes	165,000	165,000
Contingent convertible senior subordinated notes	125,000	125,000

	2,471,746	2,807,831

Minority interests	32,536	36,629

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,771 and 46,583 shares issued, respectively	468	466
Additional paid-in capital	293,189	285,986
Retained earnings	689,732	808,482
Treasury stock, at cost, 4,693 shares, respectively	(108,047)	(108,047)
Accumulated other comprehensive (loss) gain	(408)	512

Total shareholders’ equity	874,934	987,399

Total liabilities and shareholders’ equity	$3,379,216	$3,831,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues
Homebuilding	$120,229	$384,221	$589,494	$1,363,164
Real estate services	20,808	23,412	73,808	87,083
Other	24,942	17,925	83,169	71,948

Total revenues	165,979	425,558	746,471	1,522,195

Cost of Sales
Homebuilding	164,362	305,256	611,735	1,066,219
Real estate services	20,614	23,298	69,040	81,157
Other	21,646	34,437	73,313	85,102

Total cost of sales	206,622	362,991	754,088	1,232,478

Gross margin	(40,643)	62,567	(7,617)	289,717

Other Income and Expenses
Equity in losses (earnings) from joint ventures	52	865	(443)	814
Other income	(1,668)	(3,090)	(2,520)	(5,248)
Hurricane recoveries	—	(6,437)	(5,393)	(6,435)
Selling, general and administrative	40,008	41,131	125,231	137,460
Interest expense, net	22,365	8,693	57,000	19,103
Real estate taxes, net	6,453	3,701	17,970	11,251
Depreciation and amortization	5,392	6,122	16,624	18,710
Expenses related to debt amendments and early repayment of debt	3,583	—	3,583	455

(Loss) income from continuing operations before minority interests and income taxes	(116,828)	11,582	(219,669)	113,607
Minority interests	1,666	1,525	2,488	259

(Loss) income from continuing operations before income taxes	(115,162)	13,107	(217,181)	113,866
Income tax (benefit) expense from continuing operations	(45,440)	3,119	(84,212)	42,194

(Loss) income from continuing operations	(69,722)	9,988	(132,969)	71,672

Income from discontinued operations, net of tax	—	671	866	1,904
Gain on sale of discontinued operations, net of tax	—	—	13,353	—

Net (loss) income	$(69,722)	$10,659	$(118,750)	$73,576

(Loss) earnings per share:
Basic:
From continuing operations	$(1.66)	$.24	$(3.17)	$1.67
From discontinued operations	—	.02	.34	.04

	$(1.66)	$.26	$(2.83)	$1.71

Diluted:
From continuing operations	$(1.66)	$.24	$(3.17)	$1.64
From discontinued operations	—	.01	.34	.04

	$(1.66)	$.25	$(2.83)	$1.68

Weighted average number of shares:
Basic	42,030	41,730	41,980	42,919
Diluted	42,030	42,335	41,980	43,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2006	41,890	$466	$285,986	$808,482	$512	$(108,047)	$987,399
Exercise of stock options	144	1	1,805	—	—	—	1,806
Stock-based compensation	44	1	5,398	—	—	—	5,399
Purchase of treasury stock	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(118,750)	—	—	(118,750)
Change in fair value of derivative, net	—	—	—	—	(920)	—	(920)

Total comprehensive loss							(119,670)

Balance at September 30, 2007	42,078	$468	$293,189	$689,732	$(408)	$(108,047)	$874,934

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2005	44,362	$460	$298,786	$799,468	$(1,105)	$(38,987)	$1,058,622
Exercise of stock options	455	5	4,873	—	—	—	4,878
Tax benefit from stock option exercises	—	—	1,513	—	—	—	1,513
Stock-based compensation	13	—	6,697	—	—	—	6,697
Purchase of treasury stock	(3,000)	—	—	—	—	(69,060)	(69,060)
Purchase of call options associated with stock repurchase program	—	—	(5,369)	—	—	—	(5,369)
Comprehensive income:
Net income	—	—	—	73,576	—	—	73,576
Change in fair value of derivative, net	—	—	—	—	1,474	—	1,474

Total comprehensive income							75,050

Balance at September 30, 2006	41,830	$465	$306,500	$873,044	$369	$(108,047)	$1,072,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(118,750)	$73,576
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Tax benefit relating to stock options	—	1,513
Deferred income taxes	(60,284)	(7,043)
Depreciation and amortization	20,943	22,716
Write-off of debt issuance costs	3,583	—
Change in mark-to-market of derivatives	1,974	—
Gain on sale of property and equipment	(20,069)	—
Gain on sale of interest in joint venture	—	(2,622)
(Earnings) losses from investments in joint ventures	(443)	814
Minority interests	(2,488)	(259)
Asset impairment losses and land acquisition termination costs	73,004	13,293
Stock-based compensation expense	5,399	6,697
Changes in assets and liabilities:
Restricted cash	16,772	72,518
Contracts receivable	482,341	(319,594)
Mortgage notes and accounts receivable	9,374	25,718
Real estate inventories	(109,289)	(383,158)
Distributions of earnings from joint ventures	904	—
Cash from consolidation of joint ventures	—	1,186
Other assets	(26,496)	9,040
Accounts payable and other liabilities	(103,607)	(67,024)
Customer deposits	(139,558)	(52,365)

Net cash provided by (used in) operating activities	33,310	(604,994)

Cash flows from investing activities:
Additions to property and equipment, net	(21,296)	(35,036)
Proceeds from sale of property and equipment	47,105	—
Sale of interest in joint venture	—	3,625
Distributions of capital from (capital contributions to) investments in joint ventures, net	398	(13,677)

Net cash provided by (used in) investing activities	26,207	(45,088)

Cash flows from financing activities:
Net (repayments) borrowings on senior revolving credit facility	(55,146)	477,506
Repayment of senior term note	(37,500)	—
Proceeds from borrowings on mortgages and notes payable	367,770	302,113
Repayment of mortgages and notes payable	(355,351)	(140,687)
Redemption of senior subordinated notes	—	(5,430)
Proceeds from issuance of junior subordinated notes	—	65,000
Debt amendment and/or issue costs	(8,785)	(4,325)
Net (payments) advances on community development district obligations	(5,408)	151
Distributions to minority interests	(1,605)	(5,825)
Proceeds from exercise of stock options	1,806	4,878
Purchase of treasury stock	—	(69,060)
Purchase of call options associated with common stock repurchase program	—	(5,369)

Net cash (used in) provided by financing activities	(94,219)	618,952

Net decrease in cash and cash equivalents	(34,702)	(31,130)
Cash and cash equivalents at beginning of period	41,876	52,584

Cash and cash equivalents at end of period	$7,174	$21,454

Non-cash activity:
Land purchase obligations in connection with land under option	$—	$70,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

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

The condensed consolidated financial statements and notes of the Company as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2006 audited financial statements contained in the Company's Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Historically, the traditional homebuilding segment delivers 30% to 40% of its revenue and gross margin in the fourth quarter. The Company historically has experienced and expects to continue to experience variability in quarterly results. The condensed consolidated statement of operations for the three and nine months ended September 30, 2007 is not necessarily indicative of the results to be expected for the full year.

Debt Covenant Compliance

For the quarter ended September 30, 2007, we were not able to comply with the modified Fixed Charge Coverage covenant under the Revolving Credit Facility and Term Loan Agreement. As a result, on November 7, 2007, we obtained a limited waiver of performance under this covenant which is effective through December 7, 2007. Following the filing of this quarterly report, we expect to finalize our discussions with the lead lenders under these facilities and submit a longer-term amendment that would provide financial flexibility, including suspension of the Fixed Charge Coverage covenant, for approval by the lenders that are now participants in these facilities and the Tower Facility. As of September 30, 2007, the balance on the Revolving Credit Facility was $448,700, the balance on the Term Loan Agreement was $262,500 and the balance on the Tower Facility was $358,538.

At this time, it is not certain that we will reach agreement or obtain approval of the anticipated longer-term amendments. This amendment will be expensive and there can be no assurance that we will be able to comply with the amended covenants and other requirements. If WCI is unable to obtain the amendment or comply with its terms, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company and our ability to continue as a going concern for a reasonable period of time.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands, except per share data)

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands, except per share data)

Three months ended September 30, 2007

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$(36,788)	$151,484	$5,533	$20,808	$19,605	$5,337	$165,979
Gross margin	(56,646)	10,436	2,077	194	(1,365)	4,661	(40,643)
Previously capitalized interest included in costs of sales	61	5,589	374	—	—	272	6,296

Three months ended September 30, 2006

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$172,324	$203,477	$8,420	$23,412	$16,524	$1,401	$425,558
Gross margin	31,077	46,184	1,704	114	(17,790)	1,278	62,567
Previously capitalized interest included in costs of sales	10,745	5,483	846	—	—	25	17,099

Nine months ended September 30, 2007

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$39,326	$536,840	$13,328	$73,808	$65,235	$17,934	$746,471
Gross margin	(72,533)	45,749	4,543	4,768	(672)	10,528	(7,617)
Previously capitalized interest included in costs of sales	8,139	18,861	940	—	11	679	28,630

Nine months ended September 30, 2006

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$606,153	$737,538	$19,473	$87,083	$64,431	$7,517	$1,522,195
Gross margin	130,105	161,708	5,132	5,926	(17,882)	4,728	289,717
Previously capitalized interest included in costs of sales	29,932	18,739	1,764	—	4	25	50,464

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands, except per share data)

3.	Real Estate Inventories

Real estate inventories are summarized as follows:

	September 30, 2007	December 31, 2006
Land and land improvements	$961,364	$947,669
Investments in amenities	101,526	86,905
Work in progress:
Towers	261,486	278,703
Homes	288,992	375,652
Completed inventories:
Towers	186,571	47,045
Homes	196,014	219,819

Total real estate inventories	$1,995,953	$1,955,793

Work in progress includes tower units and homes that are finished, sold and ready for delivery. Work in progress also includes unsold tower units and homes in various stages of construction and tower land in the initial stages of site planning and tower design. Completed inventories consist of model homes used to facilitate sales and tower units and homes that are not subject to a sales contract. Including model homes, we had approximately 384 and 403 completed single- and multi-family homes at September 30, 2007 and December 31, 2006, respectively. We had 362 and 71 completed tower residences at September 30, 2007 and December 31, 2006, respectively.

In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, changes in estimates of tower revenue and development costs are accounted for on a cumulative basis in the period that the change occurs. Our estimates of tower revenue and development costs are revised on a quarterly basis until a tower building is completed and delivered to unit owners. For the three months ended September 30, 2007 and 2006, tower gross margin was reduced by approximately $12,900 and $11,100, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The impact to net (loss) income and diluted (loss) earnings per share for the three months ended September 30, 2007 and 2006 was approximately $7,900 or $.19 per share and $8,400 or $.20 per share, respectively. For the nine months ended September 30, 2007 and 2006, tower gross margin was reduced by approximately $27,900 and $26,200, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The impact to net (loss) income and diluted (loss) earnings per share for the nine months ended September 30, 2007 and 2006 was approximately $16,900 or $.40 per share and $17,700 or $.40 per share, respectively. (See Note 10 for discussion on change in tower contracts receivable default reserve)

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, real estate inventories considered held for sale, including completed tower residences and homes, are carried at the lower of cost or fair value less cost to sell. Whenever events or circumstances indicate that the carrying value of real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development, may not be recoverable, the expected cash to be realized from sale and operation of these assets is compared to the related carrying amount. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. For the three and nine months ended September 30, 2007, we

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands, except per share data)

recorded impairment losses of $35,927 and $72,550, respectively, related to certain completed or under construction single and multi-family homes and tower residences. For the three and nine months ended September 30, 2006, we recorded impairment losses of approximately $2,260 and $6,850, respectively, related to certain completed single and multi-family homes and lots.

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

The following table presents the activity in our warranty liability account:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Warranty liability at beginning of period	$20,853	$19,775	$20,110	$18,578
Warranty costs accrued and incurred	3,730	1,891	9,204	7,495
Warranty costs paid	(2,524)	(1,925)	(7,255)	(6,332)

Warranty liability at end of period	$22,059	$19,741	$22,059	$19,741

5.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Total interest incurred	$37,608	$34,594	$107,541	$90,343
Debt issue cost amortization	599	842	3,141	2,512
Interest capitalized	(15,842)	(26,743)	(53,682)	(73,752)

Interest expense, net	$22,365	$8,693	$57,000	$19,103

Previously capitalized interest included in costs of sales	$6,296	$17,099	$28,630	$50,464

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

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

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs, not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of September 30, 2007, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

As of September 30, 2007, we had land and lot option contracts aggregating $343,776, net of deposits, to acquire approximately thirteen hundred acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $35,287 at September 30, 2007. We recognized $454 of land acquisition termination costs during the nine months ended September 30, 2007, compared to approximately $14,000 during the nine months ended September 30, 2006

7.	Shareholders’ Equity

In addition to our common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock-based grants and contingent convertible notes. For the nine months ended September 30, 2007, 3,131 stock options and grants were excluded from the computation of diluted loss per share due to their anti-dilutive effect. For the nine months ended September 30, 2006, 1,842 stock options and grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. Approximately 4,534 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the nine months ended September 30, 2007 and 2006 due to their anti-dilutive effect.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands, except per share data)

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	42,030	41,730	41,980	42,919
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	—	605	—	876
Contingent convertible senior subordinated notes	—	—	—	—

Diluted weighted average shares outstanding	42,030	42,335	41,980	43,795

8.	Income Taxes

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

Effective January 1, 2007, we adopted the provisions of FIN 48. The implementation of FIN 48 had no material impact on our recorded liability for unrecognized tax benefits which was approximately $3,400 at September 30, 2007 and $2,400 at January 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $229 which includes interest and penalties of approximately $35 at September 30, 2007. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. We had approximately $3,200 and $2,200 accrued for the payment of interest and penalties at September 30, 2007 and January 1, 2007, respectively. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007.

9.	Debt

In April 2007, we amended our senior revolving credit agreement (the Revolving Credit Facility) and our senior term loan agreement (the Term Loan Agreement) with effective dates of March 31, 2007.

On August 17, 2007 we amended the Revolving Credit Facility, the Term Loan Agreement and the $390,000 revolving construction loan (Tower Loan Agreement) each with effective dates as of August 17, 2007, with the exception of the modifications to the EBITDA to Fixed Charges and the Debt to Tangible Net Worth covenants, which were effective June 30, 2007. The borrowing capacity under the Revolving Credit Facility was reduced from $850,000 to $700,000, with subsequent reductions to $600,000 on July 1, 2008, and to $550,000 on July 1, 2009. The interest rate for loans thereunder will be LIBOR plus 300 basis points. The revised Term Loan Agreement required an immediate reduction in the committed and outstanding amount from $300,000 to $262,500, with a subsequent reduction to $225,000 on July 1, 2008. The interest rate for loans thereunder is LIBOR plus 350 basis points. The Tower Loan Agreement modifications provide for the

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands, except per share data)

acceleration of repayment of this facility upon delivery of tower units and prohibit any extension or addition of tower loan commitments to the facility. The Tower Loan Agreement also contains a cross default to the other two facilities discussed in this paragraph. The interest rate on loans under the Tower Loan Agreement is the applicable Eurodollar Rate plus 300 basis points or the lender’s prime rate plus 100 basis points.

At September 30, 2007, $40,400 and $408,300 of our outstanding balance on the amended Revolving Credit Facility was accruing interest at 8.75% and 8.24%, respectively.

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

In addition, the lenders under the Revolving Credit Facility, the Term Loan Agreement and the Tower Loan Agreement agreed to waive existing prohibitions on a defined Change of Control to accommodate the change in the membership of our Board of Directors as a result of the settlement by the Company with Icahn Partners LP, Icahn Partners Master Fund LP, and High River Limited Partnership of their proxy contest.

Refer to Note 1 for information concerning our covenant compliance.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands, except per share data)

10.	Contracts Receivable

Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. On a quarterly basis, we prepare an analysis for each specific tower and analyze each unit with respect to information we have that leads us to believe specific units are at risk of defaulting. Based on this analysis, actual defaults experienced at each tower location, and the current market environment, we estimate the number of defaults that may occur for future unit closings. This analysis requires us to make significant estimates and assumptions that affect the reported amounts in our financial statements. These estimates are subject to revision as additional information becomes available and actual defaults could differ materially from our estimates. Tower unit defaults in certain of our buildings that began delivering units in 2007 have been higher than our average default rate experienced prior to 2007. Due to the larger number of units in certain buildings, the weakness in the general real estate market, the current challenges that exist in the mortgage market and other individual circumstances, it has recently taken us significantly longer than expected to close sold units in our buildings.

The following table presents the activity in our contracts receivable reserve account.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Contracts receivable reserve at beginning of period	$17,900	$4,988	$18,297	$5,658
Increase to reserve	23,713	2,677	41,527	2,677
Defaults charged against reserve	(19,813)	(665)	(38,024)	(1,335)

Contracts receivable reserve at end of period	$21,800	$7,000	$21,800	$7,000

At September 30, 2007 and December 31, 2006, respectively, our contracts receivable balance of $787,208 and $1,269,549 is net of an allowance of $21,800 and $18,297 for estimated losses due to potential customer defaults. For the nine months ended September 30, 2007, a total of 176 units defaulted on the contractual obligation to close. Our contracts receivable balance at September 30, 2007 includes approximately $57,300 related to 44 tower units sold but that have not closed although the tower buildings have been completed. As of November 5, 2007, the number of unclosed units has been reduced to 31, totaling approximately $41,200 in contracts receivable. Although we have reserved for an estimated 16 defaults associated with the 31 unclosed units, we have granted these tower buyers extensions to close and expect many of these closings to occur in the fourth quarter of 2007. Our actual contract defaults may be higher or lower than our current estimates.

11.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At September 30, 2007, we had approximately $49,630 in letters of credit outstanding which expire through 2009. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $176,954 at September 30, 2007, are typically outstanding over a period of approximately one to five years.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

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

The results from discontinued operations were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenue	$—	$1,683	$2,523	$5,229

Gross margin	—	1,086	1,400	3,080
Gain on sale	—	—	20,069	—
Income tax expense	—	415	7,250	1,176

Net income from discontinued operations	$—	$671	$14,219	$1,904

13.	New Accounting Pronouncements

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

September 30, 2007

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

Obligations to pay principal and interest on our senior subordinated notes are guaranteed fully and unconditionally by substantially all of our wholly owned subsidiaries. Separate financial statements of the guarantors are not provided, as subsidiary guarantors are 100% owned by the Company and guarantees are full, unconditional, and joint and several. Supplemental condensed consolidating financial information of the Company's guarantors and non-guarantor subsidiaries is presented below.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands)

Condensed Consolidating Balance Sheets

(In thousands, except per share data)

	September 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$2,911	$3,932	$331	$—	$7,174
Restricted cash	7,384	7,487	10,392	—	25,263
Contracts receivable, net	630,001	4,275	152,932	—	787,208
Mortgage notes and accounts receivable	6,761	12,559	1,506	(1,682)	19,144
Real estate inventories	1,332,182	283,197	380,574	—	1,995,953
Property and equipment, net	75,207	101,570	67,303	—	244,080
Investment in subsidiaries	872,035	23,813	—	(895,848)	—
Other assets	526,669	437,171	58,843	(722,289)	300,394

Total assets	$3,453,150	$874,004	$671,881	$(1,619,819)	$3,379,216

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$687,189	$164,662	$441,064	$(723,971)	$568,944
Senior secured debt	711,200	—	—	—	711,200
Mortgages and notes payable	364,827	—	11,775	—	376,602
Subordinated notes	815,000	—	—	—	815,000

	2,578,216	164,662	452,839	(723,971)	2,471,746

Minority interests	—	—	32,536	—	32,536

Shareholders’ equity	874,934	709,342	186,506	(895,848)	874,934

Total liabilities and shareholders’ equity	$3,453,150	$874,004	$671,881	$(1,619,819)	$3,379,216

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended September 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$45,880	$60,673	$59,485	$(59)	$165,979
Total cost of sales	79,761	71,478	55,442	(59)	206,622

Gross margin	(33,881)	(10,805)	4,043	—	(40,643)
Total other income and expenses, net	43,172	25,089	7,924	—	76,185

(Loss) income from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(77,053)	(35,894)	(3,881)	—	(116,828)
Intercompany management fees expense (income)	2,211	(9,920)	7,709	—	—
Minority interests	—	—	1,666	—	1,666
Income tax expense (benefit)	2,071	(42,338)	(5,173)	—	(45,440)
Equity in income (loss) of subsidiaries, net of tax	11,613	(503)	—	(11,110)	—

Net (loss) income	$(69,722)	$15,861	$(4,751)	$(11,110)	$(69,722)

	For the nine months ended September 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$337,806	$175,348	$233,684	$(367)	$746,471
Total cost of sales	343,454	206,880	204,121	(367)	754,088

Gross margin	(5,648)	(31,532)	29,563	—	(7,617)
Total other income and expenses, net	111,348	80,096	20,608	—	212,052

(Loss) income from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(116,996)	(111,628)	8,955	—	(219,669)
Intercompany management fees expense (income)	3,912	(24,651)	20,739	—	—
Minority interests	—	—	2,488	—	2,488
Income tax benefit	(2,504)	(75,729)	(5,979)	—	(84,212)
Equity in (loss) income of subsidiaries, net of tax	(14,565)	1,060	—	13,505	—
Income from discontinued operations, net of tax	14,219	—	—	—	14,219

Net (loss) income	$(118,750)	$(10,188)	$(3,317)	$13,505	$(118,750)

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands)

Condensed Consolidating Statements of Operations

(continued)

	For the three months ended September 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$256,036	$101,588	$67,994	$(60)	$425,558
Total cost of sales	221,227	86,445	55,379	(60)	362,991

Gross margin	34,809	15,143	12,615	—	62,567
Total other income and expenses, net	34,818	6,725	9,442	—	50,985

Income from continuing operations before minority interests, income taxes and equity in income of subsidiaries	(9)	8,418	3,173	—	11,582
Minority interests	—	—	(1,525)	—	(1,525)
Income tax expense	(2,434)	3,161	2,392	—	3,119
Equity in income of subsidiaries, net of tax	7,563	(683)	—	(6,880)	—
Income from discontinued operations, net of tax	671	—	—	—	671

Net income	$10,659	$4,574	$2,306	$(6,880)	$10,659

	For the nine months ended September 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$898,359	$420,171	$204,046	$(381)	$1,522,195
Total cost of sales	728,840	336,685	167,334	(381)	1,232,478

Gross margin	169,519	83,486	36,712	—	289,717
Total other income and expenses, net	126,536	23,488	26,086	—	176,110

Income from continuing operations before minority interests, income taxes and equity in income of subsidiaries	42,983	59,998	10,626	—	113,607
Minority interests	—	—	(259)	—	(259)
Income tax expense	13,918	24,952	3,324	—	42,194
Equity in income of subsidiaries, net of tax	42,607	441	—	(43,048)	—
Income from discontinued operations, net of tax	1,904	—	—	—	1,904

Net income	$73,576	$35,487	$7,561	$(43,048)	$73,576

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the nine months ended September 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net loss	$(118,750)	$(10,188)	$(3,317)	$13,505	$(118,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	141,776	26,728	(2,939)	(13,505)	152,060

Net cash provided by (used in) operating activities	23,026	16,540	(6,256)	—	33,310

Net cash provided by (used in) investing activities	22,829	4,962	(1,584)	—	26,207

Cash flows from financing activities:
Net repayments on senior secured debt	(92,646)	—	—		(92,646)
Net borrowings on mortgages and notes payable	12,419	—	—	—	12,419
Other	7,128	(19,515)	(1,605)	—	(13,992)

Net cash used in financing activities	(73,099)	(19,515)	(1,605)	—	(94,219)

Net (decrease) increase in cash and cash equivalents	(27,244)	1,987	(9,445)	—	(34,702)

Cash and cash equivalents at beginning of period	30,155	1,945	9,776	—	41,876

Cash and cash equivalents at end of period	$2,911	$3,932	$331	$—	$7,174

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2007

(In thousands)

Condensed Consolidating Statements of Cash Flows

(continued)

	For the nine months ended September 30, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$73,576	$35,487	$7,561	$(43,048)	$73,576
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(702,548)	15,360	(26,250)	34,868	(678,570)

Net cash (used in) provided by operating activities	(628,972)	50,847	(18,689)	(8,180)	(604,994)

Net cash used in investing activities	(15,525)	(30,436)	873	—	(45,088)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	477,506	—	—	—	477,506
Net borrowings (repayments) on mortgages and notes payable	232,457	(19,641)	—	8,180	220,996
Other	(66,768)	(6,957)	(5,825)	—	(79,550)

Net cash provided by (used in) financing activities	643,195	(26,598)	(5,825)	8,180	618,952

Net (decrease) increase in cash and cash equivalents	(1,302)	(6,187)	(23,641)	—	(31,130)

Cash and cash equivalents at beginning of period	17,389	6,424	28,771	—	52,584

Cash and cash equivalents at end of period	$16,087	$237	$5,130	$—	$21,454

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

Overview

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Total revenues	$165,979	$425,558	$746,471	$1,522,195
Total gross margin (a)	(40,643)	62,567	(7,617)	289,717
Net (loss) income	(69,722)	10,659	(118,750)	73,576

(a) Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of operations for the details of other components that are part of the condensed consolidated (loss) income before minority interest and income taxes for each period.

Reduced demand for our products and services experienced by each of our principal lines of business contributed to significant decreases in revenue and gross margin for the three and nine months ended September 30, 2007. For the three months ended September 30, 2007, total revenues decreased 61.0%. For the nine months ended September 30, 2007, total revenues decreased 51.0%. The most significant impact to our third quarter operations occurred in our tower homebuilding division which experienced a $209.1 million and $87.7 million decline in revenues and gross margin, respectively. Tower defaults in certain of our buildings that began delivering units in 2007 have been higher than our average default rate experienced prior to 2007. The tower unit default rate was approximately 1%-2% prior to 2006, 7% during 2006 and 26% for the nine months ended September 30, 2007. The effect of recording actual contract defaults and increasing our reserve for the effect of potential future defaults reduced gross margin by $23.7 million and $41.5 million for the three and nine month periods of 2007, respectively. For the three and nine months ended September 30, 2007, we recorded real estate impairment losses of approximately $35.9 million and $72.6 million, respectively. Our traditional homebuilding operations reported a 25.9% and 27.3% decline in revenues and 73.9% and 69.9% decline in gross margin for the three and nine months, respectively. Our real estate services revenues declined 11.1% and 15.2% for the three and nine months ended, respectively. Real estate services gross margin increased 70.2% for the three months ended and decreased 19.5% for the nine months ended.

In April 2007, we sold a non-golf recreational facility for $47.5 million (excluding closing costs) and recorded a pre-tax gain of approximately $20.1 million. The gain from the sale and the operations has been reflected as discontinued operations.

For the three and nine months ended we recorded gross orders for combined traditional and tower homebuilding of 197 and 729, respectively with an aggregate value of $139,102 and $528,781 for the three and nine months ended, respectively. For the three months and nine months ended September 30, 2007, the aggregate value of combined traditional and tower homebuilding net new home orders declined 111.9% and 78.2%, respectively, over the same periods a year ago, to $(14.3) million and $150.1 million, respectively, while the number of net new home unit orders declined 82.9% and 62.5%, respectively, to 24 and 311, respectively.

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

homes they previously purchased or by cancelling contracts for homes under construction or by filing legal proceeding seeking rescission of their contracts. In addition, high cancellation rates and rescission claims reported by other builders, and the increased cancellation rates we have experienced, are adding to the supply of homes in the marketplace.

The continuing deterioration of conditions in the markets in which we operate has had, and will likely continue to have for an extended period of time, a negative impact on our liquidity and our ability to comply with financial and other covenants under our bank loans and indentures. Some of the factors which have adversely affected us include, but are not limited to, declines in new home orders; significant increase in cancellations, defaults and rescission claims and lawsuits; increased use of incentives and discounts; reduced margins; significant tower project delays and increased interest and insurance costs; general contractor financial instability; and credit rating downgrades. All of these factors, and others which may arise in the future, have adversely impacted, and will likely continue to adversely impact our financial condition. Refer to our discussion under Liquidity and Capital Resources for further information concerning our covenant compliance.

With little or no visibility as to when market conditions are likely to improve, we have been taking steps to reduce costs to partially offset variances caused by the current unfavorable business environment. We are continuing to reduce overhead, improving operating efficiency, and implementing practices to reduce construction costs. The Company announced a restructuring of its operations to combine the traditional homebuilding and tower operations to enhance efficiencies. In addition, we have reduced land purchases and development activities. All of these measures are focused on maximizing cash flow and paying down debt. Although no assurance can be given, we expect to realize approximately $200-$450 million of cash flow from operating activities and approximately $10 million of cash flow from investing activities in 2007, generated primarily from the collection of tower receivables and proceeds from traditional home closings, land and recreational amenity sales.

In February 2007, we engaged Goldman, Sachs & Co. as our financial advisor to assist us in a thorough review of the Company’s business plans, capital structure, and growth prospects, with the objective of enhancing the Company’s value for all of our shareholders. The Board of Directors authorized Goldman, Sachs & Co. to explore whether a sale of the company was the best way to maximize shareholder value by initiating a sale process open to all potential bidders, including Carl Icahn and related entities (“the Icahn Group”). In addition, the Icahn Group nominated a competing slate of Directors and announced that it planned to engage in a proxy contest with us. In July 2007, our Board of Directors announced the company had not received a definitive proposal for the purchase of the company. In September 2007, our new Board of Directors discontinued the sale process.

On August 20, 2007 the Company entered into a settlement agreement (“Settlement Agreement”) with Icahn Partners LP, Icahn Partners Master Fund LP, and High River Limited Partnership (collectively, the “Icahn Parties”) that enabled the Company to avoid a costly proxy contest at its 2007 Annual Meeting of Shareholders (“2007 Annual Meeting”). Previously, affiliates of the Icahn Parties filed a proxy statement with the Securities and Exchange Commission soliciting proxies in favor of electing their nominees. Pursuant to the Settlement Agreement, affiliates of the Icahn Parties terminated their solicitation of proxies in support of these nominees and the parties agreed to propose a new slate of nominees.

Pursuant to the terms of the Settlement Agreement, the Board was decreased from ten to nine members immediately prior to the 2007 Annual Meeting. The parties agreed that the Board would nominate and approve a slate of directors for election at the 2007 Annual Meeting consisting of three members from the Company’s existing Board (the “Incumbent Nominees”), three Icahn nominees (the “Icahn Nominees”) and three other nominees selected by large stockholders (the “Other Stockholders Nominees”, and together with the Incumbent Nominees and the Icahn Nominees, the “Company Nominees”). Each of the Icahn Parties has agreed (i) to vote

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

in favor of such nominees at the 2007 Annual Meeting and (ii) to vote in favor of the Incumbent Nominees, or any replacement directors approved by the Incumbent Nominees, at the 2008 Annual Meeting. The Company and the Icahn Parties further agreed that at least one Incumbent Nominee will serve on each Committee of the Board (other than the Icahn Nominating Committee and the other Stockholders Nominating Committee, each as defined in the Settlement Agreement). All of the nominees were elected to the Board of Directors at the Company’s August 30, 2007 Annual Meeting. On September 6, 2007, the Company announced that it had decided to terminate the sale process and that Carl C. Icahn was elected Chairman of the Board.

Homebuilding

Traditional homebuilding

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues	$151,484	$203,477	$536,840	$737,538
Gross margin	$10,436	$46,184	$45,749	$161,708
Gross margin percentage	6.9%	22.7%	8.5%	21.9%
Homes closed (units)	212	279	735	1,143
Average selling price per home closed	$715	$729	$730	$645
Lot revenues	$5,532	$8,420	$13,328	$19,473
Net new orders for homes (units)	105	144	456	742
Net contract values of net new orders	$65,224	$118,768	$287,727	$565,326
Average selling price per net new order	$621	$825	$631	$762

	As of September 30,
	2007	2006
Backlog (units)	591	1,296
Backlog contract values	$442,016	$1,022,829
Average sales price in backlog	$748	$789

Traditional home revenues decreased 25.6% for the three months ended 2007 due primarily to the 24.0% decline in home deliveries and by the 1.9% decrease in average selling price per home closed. Traditional home revenues decreased 27.2% for the nine months ended September 30, 2007 primarily due to the 35.7% decline in home deliveries partially offset by the 13.2% increase in average selling price per home closed. In 2007, we closed 145 units and 484 units in our Florida market compared to 219 units and 950 units in the three and nine month periods in 2006, respectively. The Northeast U.S. and Mid-Atlantic U.S. markets closed 67 units and 251 units for the three and nine months ended September 30, 2007, respectively, compared to 60 units and 193 units in the same periods last year, respectively. The Northeast U.S. market experienced a 68.1% increase in home deliveries during the nine months ended September 30, 2007 primarily as a result of one community where deliveries increased to 145 units due to construction delays in prior periods that pushed deliveries into 2007. The increase in the average selling price per home closed for the nine month periods ended September 30, 2007 was positively impacted by a 22.1% increase contributed by the Florida market, as well as the $1.3 million average price achieved by our Mid-Atlantic U.S. market. The Florida and Northeast U.S. markets achieved average selling prices per home closed of $751,000 and $547,000 for the nine months ended 2007, respectively.

Lot revenues decreased to $5.5 million from $8.4 million for the three months ended September 30, 2007 and decreased to $13.3 million from $19.5 million for the nine months ended September 30, 2007. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary strategy of the traditional homebuilding segment and therefore will fluctuate from time to time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The decrease in the home gross margin percentage to 6.9% from 22.7% for the three months ended 2007 and 8.5% from 21.9% for the nine months ended September 30, 2007 was primarily due to increased utilization of sales discounts, incentives, and the recording of impairment losses on certain completed and in process homes. Sales discounts and incentives for the three months ended September 30, 2007 reduced home gross margin by approximately 1330 basis points of revenue compared to 330 basis points for the same period last year. Sales discounts and incentives for the nine months ended September 30, 2007 reduced home gross margin by approximately 1140 basis points of revenue compared to 210 basis points for the same period last year. Home gross margin for the three and nine months ended September 30, 2007 was favorably impacted by $2.9 million and $8.7 million, respectively, in forfeited deposits from contract cancellations compared to $3.4 million for the same periods in 2006. The Florida, Northeast U.S. and Mid-Atlantic U.S. markets, achieved gross margins of 4.3%, 14.9% and 8.9% for the three months ended September 30, 2007 compared to 24.4%, .8% and 21.7% in the same period in 2006, respectively. The Florida, Northeast U.S. and Mid-Atlantic U.S. markets, achieved gross margins of 6.7%, 13.6% and 10.5% for the nine months ended September 30, 2007 compared to 23.5%, 11.5% and 19.2% in the same period in 2006, respectively.

As a result of the continuing decline in demand for new homes as well as an oversupply of homes available for sale in our markets, we continue to focus on liquidating certain finished homebuilding product or lowering sales prices in certain communities and implementing targeted incentives and discounts to compete in this competitive and difficult market. We recorded $4.9 million and $23.0 million of asset impairment losses for the three and nine months ended September 30, 2007, respectively, compared to $2.3 and $6.9 million for the three and nine months in 2006. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional homes and communities which may result in additional impairment charges and such charges could be significant.

Contract values of net new orders decreased 45.1% and 49.1% for the three and nine months ended September 30, 2007, respectively, primarily due to the decline in the number of gross new orders and the effects of cancellations and defaults. For three months ended 2007, our Florida, Mid-Atlantic and Northeast U.S. markets had declines of 31, 1 and 7 units, respectively, compared to 2006. For the nine months ended 2007, our Florida and Northeast U.S. markets had declines of 197 units and 105 units, respectively compared to the same period in 2006. The Mid-Atlantic U.S. market had an increase of 16 units for the nine months ended 2007 compared to the same period in 2006.

The 56.8% decrease in backlog contract values reflects a 54.4% decrease in backlog units combined with a 5.2% decrease in the average sales price of homes under contract to $748,000 in 2007 compared to $789,000 in 2006. The decrease in average sales price of homes under contract can be attributed to sales discounts and a shift in product mix. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in most of our markets and an increase in our cancellation rate. Our cancellation rate on traditional homes for the three and nine months September 30, 2007 was approximately 44.4% and 34.7%, respectively, of gross new contracts signed, compared to 34.2% and 26.0% for the same periods in 2006. Based on recent cancellation experience, we do not expect to completely deliver the 591 units in backlog at September 30, 2007.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tower homebuilding

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues	$(36,788)	$172,324	$39,326	$606,153
Gross margin	$(56,646)	$31,077	$(72,533)	$130,105
Gross margin percentage	NM	18.0%	NM	21.5%
Net new orders (units)	(81)	(4)	(145)	87
Contract values of new orders, net	$(79,494)	$1,278	$(136,836)	$127,923
Average selling price per new order	NM	NM	NM	$1,470

	As of September 30,
	2007	2006
Cumulative contracts (units)	652	1,558
Cumulative contract values	$883,894	$1,834,572
Less: Cumulative revenues recognized	(808,955)	(1,450,309)

Backlog contract values	$74,939	$384,263

Average sales price in backlog	$1,356	$1,178
Towers under construction recognizing revenue during the nine months ended September 30, 2007 and 2006, respectively	11	24

NM- Data not meaningful

Tower revenues recognized using the percentage-of-completion method decreased $589.1 million for the nine month period ended September 30, 2007 compared to the same period of 2006. Tower revenues were favorably impacted by $17.6 million in forfeited deposit income compared to $1.1 million in 2006. The decline in tower unit sales in buildings under construction, fewer towers under construction recognizing revenue, and slower construction cycles contributed to the decline in percentage-of-completion revenues. Eleven towers with a total sellout value of $1.8 billion were under construction and recognizing revenue for the nine months ended September 30, 2007 compared to 24 towers with a total sellout value of $2.4 billion for the same period last year. During the three months ended September 30, 2007, we recorded 89 defaulted contracts that resulted in the reversal of approximately $88.9 million of revenue. The impact to gross margin was charged against the contracts receivable default reserve.

For the quarter ended September 30, 2007, tower gross margin was impacted by several changes in estimated revenues and costs, including (1) a $23.7 million increase to the contracts receivable default reserve that was required to absorb the effect of the 89 defaulted contracts and to update the balance of the reserve to reflect expected future defaults, (2) a $1.5 million increase in interest costs associated with increased tower construction cycle times, (3) a $413,000 increase in insurance costs, (4) a $11.0 million increase in tower construction costs, incentives and sales discounts and other costs and, (5) impairment losses of approximately $31.1 million related to certain completed tower units. The changes in estimates of tower construction costs are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be materially impacted by any additional changes in estimates.

For the three months ended September 30, 2007, we recorded 8 gross new orders with a contract value of approximately $9.4 million offset by the default of 89 contracts with a contract value of approximately $88.9 million. For the nine months ended September 30, 2007, we recorded 31 gross new orders with a contract value of approximately $43.7 million offset by the default of 176 contracts with a contract value of approximately $180.5 million. Similar to the traditional homebuilding division, our tower division experienced a significant decline in gross new orders, partly due to the increased supply of existing tower units for sale on the market in Florida, as well as reduced participation in the new home market by investors and speculators.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The 80.5% decrease in backlog contract values was due to the completion of towers combined with no new towers under construction. We have three towers under construction at September 30, 2007.

Real estate services

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues	$20,808	$23,412	$73,808	$87,083
Gross margin	194	114	4,768	5,926
Gross margin percentage	0.9%	0.5%	6.5%	6.8%

Real estate services revenues, including real estate brokerage and title operations, for the three and nine months ended September 30, 2007 decreased 11.1% and 15.2%, respectively, primarily due to a decrease in the volume of transactions associated with our Prudential Florida WCI Realty brokerage operations and the sale of our mortgage banking operations in June 2006.

During the three months ended September 30, 2007, Prudential Florida WCI Realty brokerage transaction volume decreased 8.6% to 1,529 closings from 1,672 in the third quarter of 2006 and decreased 20.9% to 4,993 closings from 6,309 for the nine month periods. The decrease in the number of transactions is primarily due to the decline in demand for homes in the Florida market. In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc., to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and resale customers, beginning in the third quarter of 2006. WCI Mortgage LLC is accounted for as an unconsolidated joint venture in our financial statements.

The decrease in gross margin percentage for both periods was primarily due to the decrease in revenue without a proportional decrease in fixed overhead costs associated with Prudential Florida WCI Realty partially offset by the reduced overhead and increased revenues contributed by the title operations.

Other revenues and cost and sales

Amenity membership and operations

(Dollars in thousands)	For three months ended September 30,		For nine months ended September 30,
	2007	2006	2007	2006
Revenues	$18,006	$14,490	$60,163	$58,305
Gross margin	(1,438)	(4,410)	(843)	(4,546)
Gross margin percentage	(8.0)%	(30.4)%	(1.4)%	(7.8)%

Total amenity membership and operations revenues increased 24.3% and 3.2% for the three and nine months ended September 30, 2007, respectively. The increase for three and nine months ended 2007 was due primarily to the recognition of $2.1 million of previously deferred revenue related to slip sales at one of our marinas in Florida offset by reduced revenue because of the second quarter sale of a recreational facility. In April 2007, we sold a non-golf recreational facility for $47.5 million (excluding closing costs) and recorded a pre-tax gain of approximately $20.1 million. The gain from the sale and the operations has been reflected as discontinued operations in the statements of income. In addition to the impact of selling the recreational facility, the revenues for the nine months ended September 30, 2007 were impacted by the continued decline in luxury membership sales and increased competition in the Florida market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Amenity gross margins continue to be adversely affected by deficits associated with new amenity operations and slow absorption of membership sales.

Land sales

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues	$5,337	$1,401	$17,934	$7,517
Gross margin	4,661	1,278	10,528	4,728
Gross margin percentage	87.3%	91.2%	58.7%	62.9%

For the nine months ended September 30, 2007 we sold 8 commercial parcels for $17.9 million in revenue with a gross margin of 58.7% compared to the sales of 6 commercial parcels for $7.5 million in revenue with a gross margin of 62.9% for the same period last year. Land sales are ancillary to our overall operations and are expected to continue in the future, but may significantly fluctuate.

Other Revenues and Costs of Sales

Other revenues and cost of sales includes our property management operations which are an ancillary business primarily providing management services to our communities and other miscellaneous revenues and costs. During the three and nine months ended September 30, 2006, we recognized approximately $14.0 million of land acquisition termination costs. There were no comparable costs classified in other costs of sales during the three and nine months ended 2007.

Other income and expense

(Dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Equity in losses (earnings) from joint ventures	$52	$865	$(443)	$814
Other income	(1,668)	(3,090)	(2,520)	(5,248)
Hurricane recoveries	—	(6,437)	(5,393)	(6,435)
Selling, general and administrative expense, including real estate taxes	46,461	44,832	143,201	148,711
Interest expense, net	22,365	8,693	57,000	19,103
Expenses related to debt amendments and early repayment of debt	3,583	—	3,583	455

Other income for the three and nine months ended 2007 includes interest income on mortgage notes, customer deposits and other non-operating fee income and expenses, respectively. The hurricane recoveries represent the final settlement of our Hurricane Wilma claims.

Selling, general and administrative expenses, (SG&A) including real estate taxes, increased 3.6% to $46.5 million and decreased 3.7% to $143.2 million for the three and nine months ended September 30, 2007, respectively. General and administrative costs increased 7.2% and 5.9% for the respective periods primarily due to costs related

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to the engagement of Goldman, Sachs & Co. and other outside advisors in connection with the proxy contest, in our response to the tender offer, and the company sale process offset by cost savings from staff reductions and insurance cost savings. Sales and marketing expenditures decreased 24.4% and 30.5% during the three and nine month period ended September 30, 2007, respectively, primarily due to the reduction in advertising expenditures and sales office overhead reductions.

Selling, general and administrative was also impacted by a non-cash mark-to market loss of approximately $1.9 million related to an interest rate swap agreement. Effective August 2007, we removed the designation of the swap as a cash flow hedge as a consequence of our bank facility modifications and will no longer apply hedge accounting.

Interest incurred increased 8.7% and 19.0% for the three and nine months ended 2007, respectively, primarily as a result of the increase in the effective interest rate for 2007 as compared to the same periods last year. Interest capitalized decreased 40.8% and 27.2% for the three and nine months, respectively, primarily due to the decrease in real estate inventories under development in each period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of September 30, 2007, we had $7.2 million of cash and cash equivalents and approximately $251.3 million available to draw under our amended senior credit facility. Although no assurance can be given, we expect to realize approximately $200-$450 million of cash flow from operating activities and approximately $10 million of cash flow from investing activities in 2007, generated primarily from the collection of tower receivables and proceeds from traditional home closings, land and recreational amenity sales.

Cash flows from operations improved compared to the same period in 2006 due to decreased capital investments in real estate inventories and delivery of completed tower units. Including land acquisitions, net additions to real estate inventories were approximately $109.3 million for the nine months ended September 30, 2007 compared to $383.2 million in 2006. During the first nine months of 2007, we acquired approximately $5.4 million in additional land compared to $54.9 million in the same period of 2006. In conjunction with the lower overall demand for homebuilding product we are currently experiencing, we continue to re-evaluate all planned land development spending, home and tower construction spending, amenity development plans and contractual arrangements to acquire developed and undeveloped land parcels and lots.

Our cash flows from operations were positively impacted by the delivery of 500 tower units during 2007, which provided net cash inflows of approximately $407 million. We expect to collect a portion of the remaining contracts receivable in the fourth quarter of 2007 as 2 tower closings (approximately 420 sold units with estimated cash proceeds of approximately $450 million net of the estimated default reserves) will begin to occur, allowing delivery of units to residents. Our contracts receivable at September 30, 2007 includes approximately $57.3 million related to 44 tower units sold but that have not closed although the tower buildings have been completed. As of November 5, 2007, the number of unclosed units has been reduced to 31 totaling approximately $41.2 million in contracts receivable. We have reserved for an estimated 16 defaults related to the 31 unclosed units. Due to the larger number of units in certain buildings, the general weakness of the real estate market, the current challenges that exist in the mortgage market and other individual circumstances, it has taken us longer than expected during the last 9 to 12 months to close sold units in any building. If we do not collect these contract receivables due to various contingencies, including buyer defaults and rescission claims, we may receive materially less cash than we expect. An analysis of our tower contracts receivable balance indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Many individual or entity purchasers have multiple units under contract. We believe that many of these units have been placed under contract for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We continue to experience an increase in the number of condominium and single family contract purchasers who are alleging rescission rights under the Interstate Land Sales Act as well as other federal and state laws. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposits. For the nine months ended September 30, 2007, we recorded 176 tower unit defaults. Prior to 2006, our residential tower default rate had been approximately 1%-2% of total sold tower units. Our current tower default reserve accounts for an estimated 15% default rate for our remaining tower unit closings. Our historical default and rescission rates may not be indicative of future default and rescission rates. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction. Due to various contingencies, like delayed construction and buyer defaults and rescission claims, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could materially affect our financial condition and results of operations. If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be materially lower than expected.

For the nine months ended 2007, approximately $21.3 million of cash was used in investing activities to develop WCI owned club facilities and acquire property and equipment. We received net cash proceeds of approximately $47.1 million associated with the sale of a recreational amenity facility in April 2007.

For the nine months ended September 30, 2007, financing activities used cash of approximately $80.2 million to reduce the balances outstanding under the senior unsecured credit facility and mortgages and notes payable.

We utilize a senior revolving credit facility (the Revolving Credit Facility) to fund land acquisitions, land improvements, homebuilding and tower development and for general corporate purposes. At September 30, 2007, approximately $448.7 million was outstanding on this amended facility. We use a $390 million revolving tower construction facility (Tower Loan Agreement) to fund a majority of our tower development activities.

In April 2007, we amended the Revolving Credit Facility with an effective date of March 31, 2007. On August 17, 2007 we amended the Revolving Credit Facility, the Term Loan Agreement and the Tower Loan Agreement each with effective dates as of August 17, 2007, with the exception of the modifications to the EBITDA to Fixed Charges and the Debt to Tangible Net Worth covenants, which were effective June 30, 2007. The borrowing capacity under the Revolving Credit Facility has been reduced from $850 million to $700 million, with subsequent reductions to $600 million on July 1, 2008, and to $550 million on July 1, 2009. The interest rate for loans thereunder is LIBOR plus 300 basis points. The revised Term Loan Agreement required an immediate reduction in the committed and outstanding amount from $300 million to $262.5 million, with a subsequent reduction to $225 million on July 1, 2008. The interest rate for loans thereunder will be LIBOR plus 350 basis points. The Tower Loan Agreement modifications provide for the acceleration of repayment of this facility upon delivery of tower units and prohibit any extension or addition of tower loan commitments to the facility. The Tower Loan Agreement also contains a cross default to the other two facilities discussed in this paragraph. The interest rate on loans under the Tower Loan Agreement is the applicable Eurodollar Rate plus 300 basis points or the lender’s prime rate plus 100 basis points.

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

In addition, the lenders under the Revolving Credit Facility, the Term Loan Agreement and the Tower Loan Agreement agreed to waive existing prohibitions on a defined Change of Control to accommodate the change in the membership of our Board of Directors as a result of the settlement by the Company with the Icahn Parties.

At September 30, 2007, $525.0 million of senior subordinated debt was outstanding. Under our senior subordinated indenture agreements, certain financial and operational covenants may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, subject to certain exceptions, in order to incur additional debt, we are required to maintain a minimum EBITDA to interest incurred coverage ratio of 2.0 to 1.0 or maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued. At September 30, 2007 the EBITDA to interest incurred ratio was less than 2.0 to 1.0.

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

For the quarter ended September 30, 2007, we were not able to comply with the modified Fixed Charge Coverage covenant under the Revolving Credit Facility and Term Loan Agreement. As a result, on November 7, 2007, we obtained a limited waiver of performance under this covenant which is effective through December 7, 2007. Following the filing of this quarterly report, we expect to finalize our discussions with the lead lenders under these facilities and submit a longer-term amendment that would provide financial flexibility, including suspension of the Fixed Charge Coverage covenant, for approval by the lenders that are now participants in these facilities and the Tower Facility. As of September 30, 2007, the balance on the Revolving Credit Facility was $448.7 million, the balance on the Term Loan Agreement was $262.5 million, and the balance on the Tower Facility was $358.5 million.

At this time, it is not certain that we will reach agreement or obtain approval of the anticipated longer-term amendments. This amendment will be expensive and there can be no assurance that we will be able to comply with the amended covenants and other requirements. If WCI is unable to obtain the amendment or comply with its terms, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In connection with the reduction in our credit ratings on our subordinated debt, a holder of our $125.0 million, 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) may now convert all or a portion of such Convertible Notes. Upon conversion of the Convertible Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the Convertible Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the Convertible Notes. As of September 30, 2007, the cash conversion price per $1,000 aggregate principal amount of Convertible Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

As a result of the revenue and cost dynamics that are adversely affecting contractors that build large scale commercial, industrial and residential projects, we could potentially be affected by the deteriorating financial viability of certain Tower homebuilding general contractors. Specifically, we have been informed by one general contractor of their inability to perform, resulting in surety company intervention on a project that is nearing completion, but we do not expect this to result in any material adverse consequence to the project. In the event a general contractor should breach a construction agreement with us, we rely upon performance bonds related to these buildings to complete these projects. A continuing financial deterioration of certain Tower general contractors may result in a reduction in the profitability of certain towers, delayed cash flow receipts, and an increase in the cost and possible availability of sufficient performance bonds to complete or commence new Tower construction.

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

The Company has been experiencing a reduction in availability of security bond capacity. In addition to increasing cost of surety bond premiums there may be some cases where we may have to obtain a letter of credit or some other type of collateral to secure necessary surety bonds or, if unable to secure such bonds, may elect to post alternative forms of collateral with government entities or escrow agents.

The Company has implemented another significant reduction to its workforce in response to continued soft demand in its markets. Including voluntary resignations, this restructuring will result in a net reduction in force of about 575 employees and is expected to generate annual net savings of approximately $46 million in salaries and benefits. The costs associated with this restructuring are estimated to be approximately $5.4 million, of which approximately $1.0 million was incurred in the third quarter of 2007 and the balance in fourth quarter of 2007. The remaining workforce of roughly 2,100 employees represents a 46% reduction from our peak employment in mid 2006 of 3,889 employees.

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships in the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At September 30, 2007, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which $15.5 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee up to 60% of the principal amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of September 30, 2007, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs and we did not have any material lot purchase arrangements in which we concluded that we were compelled to exercise the option. As of September 30, 2007, we had land and lot option contracts aggregating $343.8 million net of deposits, to acquire approximately thirteen hundred acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $35.3 million at September 30, 2007.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At September 30, 2007, we had approximately $49.6 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $177.0 million at September 30, 2007, are typically outstanding over a period of approximately one to five years.

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

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies are those related to (1) revenue recognition related to traditional and tower homebuilding and amenity membership and operations; (2) contracts receivable; (3) real estate inventories and cost of sales; (4) share-based compensation expense; (5) warranty costs; (6) capitalized interest and real estate taxes; (7) community development district obligations; (8) impairment of long-lived assets; (9) goodwill and (10) litigation.

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2007 as compared to those fully described in Items 7 and 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS

Certain information included herein and in other company reports, Securities and Exchange Commission filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements about the company's anticipated operating results, financial resources, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ability to secure materials and subcontractors. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other company reports, filings, statements and presentations. These risks and uncertainties include WCI's ability to compete in real estate markets where we conduct business; WCI's ability to pay principal and interest on its current and future debts; WCI's ability to amend its bank agreements and obtain waivers as needed from time to time to obtain covenant relief and to avoid bank defaults during the market downturn; WCI's ability to maintain or increase historical revenues and profit margins; WCI's ability to collect contract receivables from buyers purchasing homes as investments; the availability and cost of land in desirable areas in its geographic markets and our ability to expand successfully into those areas; WCI's ability to obtain necessary permits and approvals for the development of its lands; the availability of capital to WCI and our ability to effect growth strategies successfully; availability of labor and materials and material increases in insurance, labor and material costs; increases in interest rates and availability of mortgage financing; the ability of prospective residential buyers to obtain mortgage financing due to tightening credit markets, appraisal problems or other factors; increases in construction and homeowner insurance and availability of insurance, the continuing negative buyer sentiment and erosion of consumer confidence; the negative impact of claims for contract rescission or increasing cancellation rates by contract purchasers; adverse legislation or regulations; adverse legal proceedings; the ability to retain employees; changes in generally accepted accounting principles; natural disasters; adverse weather conditions; and changes in general economic, real estate and business conditions and other factors over which the company has little or no control. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the company's actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

We utilize fixed and variable rate debt. Changes in interest rates on fixed rate debt generally affect the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally do not impact the fair market value of the instrument but does affect our earnings and cash flow. We are exposed to market risk primarily due to fluctuations in interest rates on our variable rate debt. Effective December 23, 2005 we hedged a portion of our exposure to changes in interest rates by entering into an interest swap agreement to lock in a fixed interest rate. The swap agreement effectively fixed the variable rate cash flows on our $300.0 million of variable rate senior term note and expires December 2010. On August 17, 2007, we amended the senior term note agreement, which required us to reduce the balance to $262.5 million and increased the interest rate. As a result, the underlying terms of the interest swap agreement no longer effectively matched the terms of the senior term note and we removed the designation of the swap agreement as a cash flow hedge. Subsequent changes in the fair value of the swap agreement are reflected in other income and expense in the consolidated statements of income. At September 30, 2007, the fair value of the swap agreement of ($2.8) million is reflected in other liabilities in the consolidated balance sheet.

Our Annual Report on Form 10-K for the year ended December 31, 2006 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosure about Market Risk."

The following table sets forth, as of September 30, 2007, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values (dollars in thousands).

	2007	2008	2009	2010	2011	Thereafter	Total	FMV at 9/30/07
Debt:
Fixed rate	$10,000	$6,290	$—	$—	$—	$815,000	$831,290	$627,698
Average interest rate	7.0%	7.0%	—	—	—	7.2%	7.2%
Variable rate	$—	$358,537	$1,775	$711,200	$—	$—	$1,071,512	$1,071,512
Average interest rate	—	8.2%	7.0%	8.5%	—	—	8.4%

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For the quarter ended September 30, 2007, we were not able to comply with the modified Fixed Charge Coverage covenant under the Revolving Credit Facility and Term Loan Agreement. As a result, on November 7, 2007, we obtained a limited waiver of performance under this covenant which is effective through December 7, 2007. Following the filing of this quarterly report, we expect to finalize our discussions with the lead lenders under these facilities and submit a longer-term amendment that would provide financial flexibility, including suspension of the Fixed Charge Coverage covenant, for approval by the lenders that are now participants in these facilities and the Tower Facility. As of September 30, 2007, the balance on the Revolving Credit Facility was $448.7 million, the balance on the Term Loan Agreement was $262.5 million, and the balance on the Tower Facility was $358.5 million.

At this time, it is not certain that we will reach agreement or obtain approval of the anticipated longer-term amendments. This amendment will be expensive and there can be no assurance that we will be able to comply with the amended covenants and other requirements. If WCI is unable to obtain the amendment or comply with its terms, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company, including the risk of being forced to declare bankruptcy.

Substantial Indebtedness—Our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.

As of September 30, 2007, we had outstanding indebtedness of approximately $1.9 billion. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things: causing us to be unable to satisfy our obligations under our debt agreements; making us more vulnerable to adverse general economic and industry conditions; making it difficult to fund future working capital, land purchases, acquisitions, share repurchases, general corporate purposes or other purposes; and causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.

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

In addition, subject to restrictions in our existing debt instruments, we may incur additional indebtedness. In particular, as of September 30, 2007, we had available borrowings of $251.3 million under our revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our growth plans and our ability to make payments of principal or interest on, or to refinance, our indebtedness, will depend on our future operating performance and our ability to enter into additional debt and/or equity financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. We may not be able to do any of the foregoing on terms acceptable to us, if at all.

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

In connection with the reduction in our credit ratings on our senior subordinated debt, a holder of our 4% Notes may now convert all or a portion of such 4% Notes. Upon conversion of the 4% Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the 4% Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the 4% Notes. As of September 30, 2007, the cash conversion price per $1,000 aggregate principal amount of 4% Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

Risks Associated with General Contractor Financial Deterioration – Continuing financial deterioration of our Tower general contractors may result in a breach of one or more of our Tower construction agreements which may cause a default under the Tower Facility.

As a result of the revenue and cost dynamics that are adversely affecting contractors that build large scale commercial, industrial and residential projects, we could potentially be affected by the deteriorating financial viability of certain Tower homebuilding general contractors. Specifically, we have been informed by one general contractor of their inability to perform, resulting in surety company intervention on a project that is nearing completion, but we do not expect this to result in any material adverse consequence to the project. In the event a general contractor should breach a construction agreement with us, we rely upon performance bonds related to these buildings to complete these projects. A continuing financial deterioration of certain Tower general contractors may result in a reduction in the profitability of certain towers, delayed cash flow receipts, and an increase in the cost and possible availability of sufficient performance bonds to complete or commence new Tower construction.

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

Due to various circumstances, including buyer defaults and rescission claims, we may receive less cash than we expect. An analysis of our tower contracts receivable balance at September 30, 2007 indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Several individual or entity purchasers have multiple units under contract. Many of these units may be held for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

Additionally, we have experienced an increase in the number of condominium contract purchasers who are alleging rescission rights under federal and state law. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposits. For the nine months ended September 30, 2007, 176 contracts defaulted on the obligation to close the purchase of a tower unit. Tower defaults in certain of our buildings that began delivering units during 2007 have been higher than our prior estimates and higher than the default rate experienced prior to 2007. Prior to 2006, our residential tower default rate had been approximately 1% to 2% of total sold tower units. Our current tower default reserve accounts for an estimated 15% default rate for future tower unit closings.

Our historical default rates may not be indicative of future default rates. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction.

Item 3.	Defaults Upon Senior Securities

On August 17, 2007, WCI amended its Credit Facility, the Term Loan Agreement and the revolving credit $390 million construction loan (Tower Facility) to permit certain changes in the composition of WCI’s Board of Directors without triggering a change of control and to establish certain other modifications to the terms and financial covenants of the loans.

For the quarter ended September 30, 2007, we were not able to comply with the modified Fixed Charge Coverage covenant under the Revolving Credit Facility and Term Loan Agreement. As a result, on November 7, 2007, we obtained a limited waiver of performance under this covenant which is effective through December 7, 2007. Following the filing of this quarterly report, we expect to finalize our discussions with the lead lenders under these facilities and submit a longer-term amendment that would provide financial flexibility, including suspension of the Fixed Charge Coverage covenant, for approval by the lenders that are now participants in these facilities and the Tower Facility. As of September 30, 2007, the balance on the Revolving Credit Facility was $448.7 million, the balance on the Term Loan Agreement was $262.5 million, and the balance on the Tower Facility was $358.5 million.

At this time, it is not certain that we will reach agreement or obtain approval of the anticipated longer-term amendments. This amendment will be expensive and there can be no assurance that we will be able to comply with the amended covenants and other requirements. If WCI is unable to obtain the amendment or comply with its terms, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company, including the risk of being forced to declare bankruptcy. For further information concerning our operational and financial risks, refer to item 1A. Risk Factors

Item 4.	Submission of Matters to a Vote of Shareholders

At the 2007 Annual Meeting of Shareholders of the Company held August 30, 2007, the following individuals were elected to the Board of Directors to serve until the next annual meeting.

Nominee	For	Against	Authority Withheld
Don E. Ackerman	28,544,733	0	77,707
Charles E. Cobb, Jr.	28,545,308	0	77,132
Hilliard M. Eure, III	28,545,708	0	76,732
Carl C. Ichan	28,585,638	0	36,802
Keith Meister	28,585,096	0	37,344
David Schechter	28,585,096	0	37,344
Craig Thomas	28,587,344	0	35,096
Nick Graziano	28,585,194	0	37,246
Jonathan R. Macey	28,587,388	0	35,052

At this Annual Meeting the Shareholders voted to ratify the appointment of Ernst & Young LLP as the independent registered public accountants for 2007.

For	Against	Abstain
27,186,705	1,411,435	24,300

The information required by Item 4(d) is contained in the Company’s 2007 Proxy Statement filed with the Securities and Exchange Commission on April 30, 2007 as supplemented and filed on August 21, 2007. For the limited purpose of providing the information necessary to comply with this Item 4(d), the 2007 Proxy Statement is incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits

3.1	Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Amended and Restated By-laws of WCI Communities, Inc. (2)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President and Chief Executive Officer. (**)

31.2	Rule 13a-14(a) certification by James P. Dietz, Executive Vice President and Chief Financial Officer. (**)

32.1	Section 1350 certification by Jerry L. Starkey, President and Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (**)

32.2	Section 1350 certification by James P. Dietz, Executive Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (**)

**	Filed herewith.
(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K filed on May 24, 2005 (Commission File No. 1-31255)
(2)	Incorporated by reference to the exhibits filed with WCI Communities Inc.‘s Form 8-K filed on August 21, 2007 (Commission File No.1-31255)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: November 9, 2007	/s/ JAMES P. DIETZ
James P. Dietz
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)