Form 10-K
period 2007-12-31
WCI COMMUNITIES INC
filed 2008-03-17
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2007, the aggregate market value of the Common Stock held by non-affiliates (all persons other than officers and directors of Registrant) of the Registrant was approximately $639,855,000.

As of March 11, 2008, there were 42,167,010 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain information required to be included in Part III of this Form 10-K will be provided in accordance with General Instruction G(3) no later than April 30, 2008.

WCI COMMUNITIES, INC.

i

PART I

ITEM 1.	BUSINESS

GENERAL

WCI Communities, Inc. (the Company or WCI), a Delaware corporation that was formed in August 1998 through predecessor companies, is a fully integrated homebuilding and real estate services company with over 50 years of experience in the design, construction and operation of leisure-oriented, amenity-rich master-planned communities. We began our operations in Florida through companies that principally focused on developing amenitized communities in the state. In the late 1990’s, we changed our business model to capture greater revenues and gross margins by becoming the principal homebuilder in most of our communities. In May 2004, we initiated homebuilding operations outside of Florida with the acquisition of Spectrum Communities, a developer and homebuilder based in the Northeast U.S. In February 2005, we acquired Renaissance Housing Corporation, a homebuilder and high-rise tower developer based in the Mid-Atlantic U.S. These acquisitions, which are fully integrated with our operations, established our position in the Northeast and Mid-Atlantic U.S. luxury residential markets and broadened our capabilities to take advantage of future opportunities in the mid- and high-rise urban residential market. When this report uses the words “we,” “us,” and “our,” these words refer to WCI Communities, Inc. and its subsidiaries, unless the context otherwise requires.

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

We conduct development and homebuilding operations in the following markets:

•	Florida:

•	East Coast—Fort Lauderdale, Miami Beach, West Palm Beach/Boca Raton, Palm Coast, Daytona Beach and Jacksonville; and

•	West Coast—Naples, Marco Island, Fort Myers, Sarasota/Bradenton/Venice, Tampa, Ocala and Pensacola;

•	New York—Dutchess, Rockland, Suffolk and Westchester counties;

•	New Jersey—Hudson and Middlesex counties;

•	Connecticut—Fairfield County;

•	Massachusetts—Middlesex County;

•	Virginia—Arlington, Fairfax and Loudon counties; and

•	Maryland—Howard and Prince Georges counties.

As of December 31, 2007, we have 79 locations where we are building single- and multi-family homes or mid- and high-rise residential units or operating amenity facilities. In total, we control over 13,900 acres of land, where we plan to develop approximately 16,000 residences.

Since we market our products to move-up, pre-retirement and retirement leisure-oriented home purchasers, we expect to benefit from favorable demographic and economic trends, including the aging of the “baby-boom” generation, the growing inter-generational wealth transfer to our target demographic segment, and the increasing affluence of the pre-retirement and retirement-aged population.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding, and real estate services. We also develop and operate amenity facilities, sell selected land parcels, and enter into real estate joint ventures, generally within our communities. See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding our business segments for each of the three years ended December 31, 2007.

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

We use a wide range of sales incentives in order to attract traditional and tower residence buyers. These incentives are an important aspect of our sales and marketing of homes, and we rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of completed unsold homes. Without the use of these marketing incentives and discounts, our ability to sell homes would be adversely impacted. Generally these incentives fall into one of three categories: (1) cash discounts against the purchase price, (2) golf or sports club memberships, tangible merchandise such as automobiles, provided free or at a reduced price; and (3) payment of the buyer’s loan closing costs, travel related expenses, and/or certain future expenses for a limited time period such as ad valorem taxes or property owner’s association assessments. The use of incentives depends largely on local economic and competitive market conditions.

The purchaser will enter into a sales agreement and provide us with a refundable cash payment to reserve the traditional homebuilding or tower residential unit. The sales agreement typically involves a short rescission period, after which the agreement becomes binding on both parties and the deposit becomes partially or entirely non-refundable, subject to HUD regulations, if applicable. Historically the non-refundable deposit requirements for traditional homes and for tower residences generally approximate 10% to 15% and 10% to 20% of the total purchase price, respectively. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their traditional homes. Most of our sales contracts stipulate that when customers cancel their contracts with us we have the right to retain their earnest money and option deposits; however, we sometimes choose to refund such deposits. Reported new orders include the number and value of contracts net of any cancellations occurring during the reporting period. Only outstanding sales agreements that have been signed by both the home purchaser and us are reported and included in backlog.

Traditional Homebuilding Backlog.    At December 31, 2007 and 2006, we had a backlog of signed contracts for 317 and 870 traditional home units, respectively, with sales values aggregating $191.5 million and $682.6 million, respectively. Based on recent delivery experience we expect a portion of the 317 units in backlog at December 31, 2007 to ultimately default on the obligation to close. Upon contract default, we will endeavor to sell the completed unit to another buyer and may employ discounts or incentives to help us do so.

Tower Residences Backlog.    At December 31, 2007 and 2006, we had a backlog of signed contracts with sales values aggregating $20.4 million and $228.6 million, respectively. We expect to recognize the $20.4 million in 2008. Based on recent delivery experience, we expect a portion of these units to default on the obligation to close at building completion. Upon contract default, we will endeavor to sell the completed unit to another buyer and may employ discounts or incentives to help us do so.

Traditional homes

We design, sell and build traditional homes serving primary, second and retirement home buyers. Our homes have ranged from approximately 1,000 square feet to over 6,000 square feet in living space. The average selling price per gross new order for the year ended December 31, 2007 was approximately $652,000. We build most of these homes within our master-planned communities, which often feature attractive amenities, including hotels, such as Ritz-Carlton, Hyatt, Regent International, and Starwood’s Luxury Collection. Many of our communities also include golf courses designed by Raymond Floyd, Peter Jacobson, Greg Norman and other notable golf course architects. We believe that this approach increases the value of our homes and communities and helps us attract affluent purchasers. Additionally, we sometimes sell selected lots directly to other builders and consumers for the design and construction of custom homes.

In addition to using model homes, we also build speculative homes. These speculative homes enhance our marketing and sales efforts to prospective homebuyers as well as to independent brokers, who often represent homebuyers requiring a completed home for immediate delivery. We determine the level of our speculative home inventory in each market based on local market factors, such as housing demand, seasonality, current sales trends and our past experience in the market. We determine the number of speculative homes to build in each subdivision based on our current and planned sales pace, and we monitor and adjust speculative homes inventory on an ongoing basis as conditions warrant. We typically sell our speculative homes while they are under construction or immediately following completion; however, the declining real estate market and related high cancellation and default rates has increased our unsold completed single- and multi-family homes at December 31, 2007 to 477 units compared to 403 units at December 31, 2006.

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

Tower residences

We design, sell and build luxury residential towers and condominium hotels targeted to primary and affluent, leisure-oriented home purchasers. Residences available for sale in our towers have ranged in size from approximately 500 square feet to over 11,000 square feet in living space. The average selling price per gross new order for a tower unit in 2007 was approximately $1.2 million.

In 2004, we entered into the design, marketing and development of two condominium hotels located in the Miami Beach and Singer Island, Florida markets. The Miami Beach development consists of a 124-unit resort-hotel managed by Regent International Hotels and a 185-unit residential tower. The Singer Island development is a 239-unit resort-hotel managed by Starwood Hotels & Resorts Worldwide, Inc. and a 66-unit residential tower. The resorts offer an array of amenities such as, a gourmet signature restaurant; elite in-residence spa, swimming pool and cabanas; 24-hour concierge, room and valet services.

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

Construction.    We hire experienced and bonded third party general contractors specializing in the construction of residential towers to construct these buildings. By hiring experienced general contractors to construct our towers, we mitigate many of the risks associated with construction. As the developer of the towers that we build, we manage the entire process from planning to closing of completed residences to turnover of the condominium association to residents. Generally, construction is not commenced until a substantial number of units are under non-cancelable contracts. Historically we generally collected from each purchaser cash deposits over a period of time ranging from 10% to 20% of a residence purchase price to cover a portion of estimated construction costs. Once construction is completed, closings of sold residences occur, at which time we are paid the balance of the purchase price for the residences sold.

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

REAL ESTATE SERVICES

Realty brokerage

We have a franchise agreement with Prudential Real Estates Affiliates, Inc. that gives us the exclusive right to provide residential brokerage services as Prudential Florida WCI Realty in seven geographic areas across nine counties in Florida and commercial brokerage services in Naples, Florida. The exclusive franchise areas are in Lee, Collier, Martin, Palm Beach, Broward, Charlotte, and Dade Counties and in portions of Hillsborough and Manatee Counties. As consideration under the agreement, we pay Prudential a royalty based on gross commission revenue on a monthly basis. Additionally, through a separate subsidiary, we provide new home and certain resale brokerage services. At December 31, 2007, our realty brokerage operations had 45 offices and approximately 1,900 sales agents.

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

OTHER INVESTMENTS

We selectively enter into business relationships through partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, timeshare, amenities, and/or real estate services projects. As of December 31, 2007, we participated in 11 real estate joint ventures, including 6 that are consolidated in our financial statements. We may be required to make additional cash contributions to the partnerships and joint ventures pursuant to agreements.

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

During 2007, due to the unfavorable residential real estate market, we did not enter into any new land and lot contracts. In addition, we re-evaluated our land and lots under contract considering the significant changes in economic and market conditions. For the year ended December 31, 2007, we recorded write-offs of approximately $22.9 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts. If conditions in the homebuilding industry worsen in the future, we may incur additional write-offs of land and lot option contracts.

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

Our communities

As of December 31, 2007

Region	Number of communities (10)	Approximate remaining acres	Approximate remaining entitled units (11)	Number of remaining tower sites (12)
Florida
East Coast (1)	25	4,000	7,400	9
West Coast (2)	20	8,700	17,800	37
New York (3)	8	600	500	1
New Jersey (4)	2	5	200	1
Connecticut (5)	1	300	1,200	—
Massachusetts (6)	1	10	200	3
Virginia (7)	20	330	500	1
Maryland (8)	2	5	200	1

Total (9)	79	13,950	28,000	53

(1)	Florida: East Coast—Fort Lauderdale, Miami Beach, West Palm Beach, Palm Coast, Daytona Beach and Jacksonville; and
(2)	Florida: West Coast—Naples, Marco Island, Fort Myers, Sarasota/Bradenton/Venice, Tampa, Ocala and Pensacola;
(3)	New York—Dutchess, Rockland, Suffolk and Westchester counties;
(4)	New Jersey—Hudson and Middlesex counties;
(5)	Connecticut—Fairfield County;
(6)	Massachusetts—Middlesex County;
(7)	Virginia—Arlington, Fairfax and Loudon counties; and
(8)	Maryland— Howard and Prince Georges counties.
(9)	Of the approximate total remaining acres, entitled units and tower sites, approximately 470 acres, 1,100 units and 4 tower sites, respectively, were not owned by us, but were controlled through options or contracts.
(10)	Includes communities where we are building traditional homes or residential tower units or operating amenity facilities or selling equity memberships.
(11)	Entitlement is the approval to develop the property for the specific planned use under state and local planning laws. The number of entitled units shown in the table above represents the maximum number of units expected to be allowed under such approvals. We usually build fewer than the maximum number of entitled units. We currently plan to develop approximately 16,000 units in these communities. Units are comprised of single- and multi-family homes as well as mid-rise and high-rise residences.
(12)	Excludes 14 completed towers where we offer finished units for sale

EMPLOYEES

At December 31, 2007, we had approximately 2,300 employees.

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

Going Concern—The occurrence of recent adverse developments in the housing and credit markets has adversely affected our business and our liquidity and has resulted in substantial doubt about our ability to continue as a going concern.

The residential construction industry has come under enormous pressure due to numerous economic and industry-related factors. Several companies operating in the residential construction sector of the economy have failed and others are facing serious operating and financial challenges. At the same time, many others have been downgraded by credit rating agencies and credit conditions in the industry continue to deteriorate. We faced significant challenges during 2007 due to these adverse conditions and expect to continue to face these challenges in 2008. These conditions may not stabilize and may worsen. Recent adverse changes in the economy, consumer sentiment, mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for our customers. In addition, holders of our $125.0 million,

4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) have an option of requiring us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008, and unless we are able to refinance these notes on acceptable terms and in accordance with the limitations contained in the agreements governing our other outstanding indebtedness, we do not anticipate having sufficient liquidity to repurchase the Convertible Notes. At December 31, 2007, the report of Ernst & Young, our Independent Registered Public Accounting Firm, accompanying our audited financial statements included a qualification that we may not be able to continue operations as a going concern. Due to the “going concern” qualification, we were not able to comply with the requirement to submit annual consolidated financial statements accompanied by a report and opinion that was not subject to a “going concern”, like qualification or exception under our bank credit agreements. The Company requested and obtained, on March 17, 2008, a waiver of this requirement from its bank lenders. See also Risk Factors—Purchase of Convertible Notes.

Purchase of the Convertible Notes— If we do not have sufficient liquidity we will not be able to repurchase the Convertible Notes.

Holders of our $125.0 million, 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) have an option of requiring us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. Pursuant to certain amendments in our Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, as amended (Revolving Credit Facility) and Senior Term Loan Agreement dated as of December 23, 2005, as amended (Term Loan) in January 2008, we will need to have sufficient liquidity after giving effect to, on a pro forma basis, the repurchase of the Convertible Notes. We do not anticipate having sufficient liquidity to satisfy bank covenant liquidity tests. In that event, we will be required to seek an amendment or waiver under the Revolving Credit Facility and Term Loan or from the Convertible Note holders or issue new securities in exchange for the Convertible Notes, or find another way to satisfy our obligations to repurchase the Convertible Notes. If we are unable to obtain an amendment or waiver, issue exchange securities, or otherwise satisfy our obligations to repurchase the Convertible Notes, the Convertible Note holders would have the right to exercise remedies specified in the Indenture, including accelerating the maturity of the Convertible Notes, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default on the Convertible Notes, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation would have a material adverse effect on the solvency of the Company. In addition, as discussed above, the ability of the holders of our Convertible Notes to require us to repurchase the notes on August 5, 2008 has led, in part, to our auditors to issue a Going Concern opinion. See Risk Factor—Going Concern.

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

As a result of the foregoing, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our home offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase as homebuyers’ sentiment changes and they fail to honor their contracts. Beginning in 2006 and continuing through 2007, we experienced a material increase in traditional homebuilding sales contract cancellations and tower unit defaults. We are not certain how long the increased level of cancellations and tower unit defaults will continue. For the year ended December 31, 2007, our aggregate tower unit default rate was approximately 24% as compared to 7% in 2006, although certain individual towers experienced default rates in excess of 45% in 2007. Prior to 2006, our tower unit default rate had been approximately 1% to 2%. Our cancellation rate on traditional homes in 2007 was approximately 49.5% of contracts signed, as compared to 40.5% in 2006 and 12.5% in 2005.

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

In light of the much weaker market conditions recently encountered, our expectations have changed and we have significantly slowed our purchases of land and lots. We have recently terminated land option contracts and have written off earnest money deposits and pre-acquisition costs related to these option contracts. We have also recorded inventory impairment charges related to certain projects.

For the year ended December 31, 2007, we recorded real estate impairment losses of approximately $319.0 million compared to $98.2 million in 2006. No significant impairment losses were recorded in 2005.

As of December 31, 2007, we had land and lot option contracts aggregating $76.3 million, net of deposits, to acquire approximately 490 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $16.5 million at December 31, 2007. For the year ended December 31, 2007, we recorded land and lot option write-offs of approximately $22.9 million compared to approximately $41.4 million in 2006. If conditions in the homebuilding industry worsen, we may have additional impairment charges and write-offs of land and lot options. We did not record any material write-offs in 2005.

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

We operate in a capital intensive industry and require significant capital expenditures to maintain our competitive position. All of our bank credit facilities have been reduced in size and the Third Consolidated Amended and Restated Revolving Construction Loan Agreement dated as of September 22, 2005, as amended (Tower Loan Agreement) that has primarily been the source of capital for residential tower construction is no longer available to finance new towers beyond completion of the two residential towers nearing completion and will mature in December 2008. Failure to secure needed additional financing, if and when needed, will limit our ability to grow our business which will reduce our revenues and results of operations. We expect to make significant capital expenditures in the future to enhance and maintain the operations of our properties and to expand and develop our real estate holdings. In the event that our plans or assumptions change or prove to be inaccurate, or if our cash flow proves to be insufficient, due to unanticipated expenses or otherwise, we may seek to minimize cash expenditures and/or obtain additional financing in order to support our plan of operations. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us, if at all.

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

As of December 31, 2007, we had outstanding indebtedness of approximately $1.9 billion. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things: causing us to be unable to satisfy our obligations under our debt agreements; making us more vulnerable to adverse general economic and industry conditions; making it difficult to fund future working capital, land purchases, acquisitions, share repurchases, general corporate purposes or other purposes; and causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.

In addition, subject to restrictions in our existing debt instruments, we may incur additional indebtedness. In particular, as of December 31, 2007, we had available borrowings of $154.0 million under our revolving credit facility. The borrowing capacity under the Revolving Credit Facility was reduced from $700.0 million (under the August 2007 amendment) to $675.0 million effective January 16, 2008, with subsequent reductions to $650.0 million on February 28, 2008, to $600.0 million on July 1, 2008 and to $550.0 million on July 1, 2009. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our growth plans and our ability to make payments of principal or interest on, or to refinance, our indebtedness, will depend on our future operating performance and our ability to enter into additional debt and/or equity financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may not be able to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we are unable to service or refinance our indebtedness we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations. We may not be able to do any of the foregoing on terms acceptable to us, if at all.

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

In connection with the reduction in our credit ratings on our subordinated debt, a holder of our Convertible Notes may now convert all or a portion of such Convertible Notes. Upon conversion of the Convertible Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the Convertible Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the Convertible Notes. As of December 31, 2007, the cash conversion price per $1,000 aggregate principal amount of Convertible Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

At December 31, 2007, the report of Ernst & Young, our Independent Registered Public Accounting Firm, accompanying our audited financial statements included a “going concern” paragraph. Due to the “going concern” paragraph, we were not able to comply with the requirement to submit annual consolidated financial statements accompanied by a report and opinion that was not subject to a “going concern”, like qualification or exception under the Revolving Credit Facility, Term Loan and Tower Loan. The Company requested and obtained, on March 17, 2008, a waiver of this requirement from the lenders. In addition to the waivers, the Tower Loan was amended March 17, 2008 to provide for consistencies with the governing provisions of, as well as cross collateralization on a subordinate basis with the Term Loan and Revolving Credit Facility. The amendment also limits the Tower Loan to one further advance, which is to be funded on March 31, 2008.

During 2008, it is possible that we may not be able to comply with the amended covenants, limitations and restrictions under the Revolving Credit Facility or Term Loan. In that event, we will be required to seek an amendment or waiver from the lenders under our Revolving Credit Facility and Term Loan. If we are unable to obtain an amendment or waiver, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company. See Risk Factor—Going Concern.

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

In accordance with generally accepted accounting principles, on certain tower projects we recognize revenues and profits from sales of tower residences during the course of construction. Revenue recognition commences and continues to be recorded when construction is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund of its deposit except for non-delivery of the residence, a substantial percentage of residences in a tower are under non-cancelable contracts, collection of the sales price is reasonably assured and costs can be reasonably estimated.

Due to various circumstances, including buyer defaults and rescission claims, we may receive less cash than we expect. An analysis of our tower contracts receivable balance at December 31, 2007 indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Several individual or entity purchasers have multiple units under contract. Many of these units may be held for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

Additionally, we are experiencing an increase in the number of condominium contract purchasers who are claiming that various factors, including delays in completion of buildings, provide them rescission rights. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposit. For the year ended December 31, 2007, our aggregate tower unit default rate was approximately 24%, as compared to 7% in 2006, although certain individual towers experienced default rates in excess of 45% in 2007. Prior to 2006 our tower unit default rate had been approximately 1% to 2%.

Our current and historical default rates may not be indicative of future default rates. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction. Due to various circumstances, like delayed construction and buyer defaults and rescission claims, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could affect our financial condition and results of operations. If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be lower than expected.

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

Changes in Accounting Principles, Interpretations and Practices—Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings and results of operations.

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

The Company and certain of our subsidiaries are involved in various claims and litigation arising in the normal course of business. We have received an increasing number of lawsuits and rescission claims from contract purchasers who seek rescission and return of deposit funds. In the opinion of management, the outcome of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation, or if additional legal actions are bought against us .

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

Management—Management systems and personnel may not be sufficient to effectively manage current operations.

Our business strategy involves selling existing residential home inventory. Achieving our strategy is critical in order to achieve cash flow sufficient to maintain operations. Any condition that would deny, limit or delay our ability to sell residential inventory units will impact the number of employees available to manage operations.

An inability to hire and retain personnel, necessary to operate our facilities may adversely affect our ability to achieve our strategy.

Maintaining current levels of our business will strain existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make significant expenditures in these areas. There can be no assurance that we will be able to maintain management resources and operational, financial and management information systems necessary for us to timely file reports with the SEC, and the failure to do so could harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2007 we owned approximately 149,000 square feet of office and amenity space throughout Florida. In addition, we lease approximately 131,000 square feet of office space in Bonita Springs, Florida which serves as our corporate headquarters, and approximately 551,000 aggregate square feet of office space in other locations throughout Florida, New York, New Jersey, Connecticut and Virginia which serve our divisional homebuilding operations and as branch office space for our related real estate services businesses.

ITEM 3.	LEGAL PROCEEDINGS

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In addition, the Company has experienced a significant increase in the number of rescission claims and legal actions brought by resident contract purchasers alleging that various factors give them rescission rights under the Interstate Land Sales Act and other federal and state laws. Although the Company intends to vigorously contest these claims, there can be no assurance that the Company will prevail in each claim. In the opinion of management, the outcome of all these matters will not have a material adverse effect on the financial condition or results of operations of the Company, However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation, or if additional legal actions are bought against us.

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

In addition, on or about January 23, 2008, an action was filed in the United States District Court for the Southern District of Florida against WCI Communities, Inc. and its subsidiary, The Resort at Singer Island Properties, Inc. (RSI), on behalf of a purported class of the purchasers of hotel condominium units in The Resort at Singer Island who have entered into rental management agreements with respect to those condominium units. The aggregate purchase price of these units was approximately $138.7 million. The complaint in the action, Mastrella, et al. v. WCI Communities, Inc., et al., alleges that the Company and RSI violated Section 12(a)(1) of the Securities Act of 1933 by not registering the offering of these units with the Securities and Exchange Commission. The complaint seeks rescission of the condominium purchase agreements and rental management agreements. The Company and RSI believe they have meritorious defenses, and intend to vigorously defend the action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (Symbol: WCI).

The following table sets forth the high and low price of the shares of WCI common stock for the periods indicated as reported on the New York Stock Exchange.

2007	High	Low
First quarter	$24.20	$18.65
Second quarter	$22.61	$15.84
Third quarter	$17.58	$4.95
Fourth quarter	$7.00	$3.00

2006	High	Low
First quarter	$29.76	$24.10
Second quarter	$28.52	$17.69
Third quarter	$20.14	$13.73
Fourth quarter	$19.79	$14.41

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, operating and financial condition and any contractual limitations then in effect. In this regard, the indentures governing our outstanding senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our Revolving Credit Facility and Term Loan and senior subordinated notes require the maintenance of minimum consolidated stockholders’ equity, which restricts the amount of dividends we may pay.

As of March 11, 2008, there were approximately 224 record holders of WCI common stock.

Please refer to Item 12 of this report and Note 19 to our consolidated financial statements for a discussion of the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by shareholders, and a description of our equity incentive plans and the types of grants, in addition to options, that may be made under the plans.

During the fourth quarter of 2006, we invested $25.7 million of equity in capped call options that gave us the right to repurchase up to 5,000,000 shares of our common stock at an average price of $13.63. Alternatively if the share price was above the exercise price, we had the right to choose to settle the contracts in cash, in which case we would have received payment of the difference between the share price at the maturity date and an average exercise price of $13.63, subject to a cap. Finally, under certain circumstances, the contracts terminated prior to its scheduled expiration date. In that event, if the share price exceeded the exercise price, we were to receive a cash payment based on a formula that takes into account the spread between the share price and the exercise price and the length of time between termination and maturity of the contracts. The contracts expired in 2007 with no value to the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2007. Balance sheet data as of December 31, 2007 and 2006 and statements of operations data for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements, including the introductory paragraphs and related notes thereto, appearing in Items 7 and 8 of this report.

	Years ended December 31,
Statement of operations data	2007 (1) (2)	2006 (2)	2005 (3)	2004 (4)	2003
	(in thousands, except per share data)
Total revenues	$936,376	$2,044,585	$2,593,648	$1,799,166	$1,446,687
Gross margin	(305,834)	245,651	594,711	404,959	355,427
(Loss) income from continuing operations, net of tax	(594,510)	6,135	183,709	118,358	103,782
Discontinued operations, net of tax	15,979	2,879	2,441	1,845	1,778
Net (loss) income	(578,531)	9,014	186,150	120,203	105,560

(Loss) earnings per share:
Basic:
From continuing operations	$(14.15)	$0.14	$4.10	$2.68	$2.37
From discontinued operations	0.38	0.07	0.05	0.04	0.04

	$(13.77)	$0.21	$4.15	$2.72	$2.41

Diluted:
From continuing operations	$(14.15)	$0.14	$3.94	$2.58	$2.30
From discontinued operations	0.38	0.07	0.06	0.04	0.04

	$(13.77)	$0.21	$4.00	$2.62	$2.34

	As of December 31,
Balance sheet data	2007	2006	2005 (3)	2004 (4)	2003
	(in thousands)
Real estate inventories	$1,848,309	$1,955,793	$1,687,852	$1,477,966	$1,105,866
Total assets	2,891,231	3,831,859	3,481,406	2,936,696	2,271,328
Debt (5)	1,923,600	1,982,107	1,352,737	1,144,289	850,777
Shareholders’ equity	420,034	987,399	1,058,622	893,811	758,747

(1)	Income from continuing operations, net of tax includes pre-tax impairment charges of $59.5 million relating to goodwill and $10.7 million relating to an investment in a joint venture. See footnotes to the consolidated financial statements for further details.
(2)	Gross margin includes approximately $319.0 million and $98.2 million of asset impairment losses and approximately $22.9 million and $41.4 million in forfeited deposits, predevelopment costs and estimated payments associated with the termination or probable termination of land and lot option contracts for the years ended December 31, 2007 and 2006, respectively. See footnotes to the consolidated financial statements for further details.
(3)	Net income includes $15.7 million net of tax in expenses related to early repayment of approximately $345.0 million of our 10 5/8% Senior Subordinated Notes. The statement of operations and balance sheet include the effects of the acquisition of Renaissance Housing Corporation in February 2005. The statement of operations was positively impacted by the sale of approximately 500 acres of undeveloped land in Jupiter, Florida for $100.0 million in May 2005. This transaction produced approximately $77.0 million of gross margin.
(4)	Net income includes $11.1 million net of tax in cash proceeds received from the sale of our class B limited partnership interest in Bighorn Development Limited Partnership. The statement of operations and balance sheet includes the effects of the acquisition of Spectrum Communities in May 2004.
(5)	Debt excludes accounts payable and other liabilities, customer deposits, income taxes payable and community development district obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue recognition—Tower Homebuilding.    Revenue recognition for multi-family condominiums (tower) residences under construction commences and continues to be recognized on the percentage-of-completion method where the planned construction period is greater than one year and the requirements of Statement of Financial Accounting Standards (SFAS) 66, Accounting for Sale of Real Estate, as described below, are met. Revenue is recorded as a portion of the value of non-cancelable tower unit contracts when (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund of its deposits except for non-delivery of the residence, (3) a substantial percentage of residences in the tower are under non-cancelable contracts, (4) collectibility of sales prices are reasonably assured and (5) aggregate sales proceeds and costs can be reasonably estimated. In accordance with paragraph 37 (e) of SFAS 66, the ability to estimate aggregate sales proceeds of a condominium project is required in order to use the percentage-of-completion method of revenue and profit recognition. If this criterion is not met, proceeds shall be accounted for on the deposit method. We believe if changes, such as a rapid decline in the market, indicate that we can no longer estimate the sales proceeds or costs of a condominium project, (e.g., additional incentives will be required, the amount of which cannot be estimated), then we should no longer apply the percentage-of-completion method and any previously recognized profit should be evaluated for realizability based on evaluation of collectibility and impairment of the project.

Under the percentage-of-completion method, revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. We collect deposits at a level that we believe is significant enough to ensure the collectibility of the full purchase price when the units are delivered at their completion. After entering into a sales agreement, historically our tower residence purchasers typically provide us with cash payments of approximately 10% to 20% of the total purchase price of the tower residence. Actual revenues and costs to complete building construction in the future could differ from our current estimates. If our estimates of tower revenues and development costs are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change. In November 2006, the FASB ratified EITF Issue No. 06-8, Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums (EITF 06-8). EITF 06-8 provides guidance in assessing the collectibility of the sales price which is required in order to recognize profit under the percentage-of-completion method pursuant to

SFAS 66. See Note 1 to the consolidated financial statements under Item 8 of this document for further discussion concerning the application of paragraph 37 (e) and the impact to 2007 and for further discussion of the future application of EITF 06-8.

Contracts receivable.    Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. We review the collectibility of contracts receivable on a quarterly basis and provide for estimated losses due to potential customer defaults. The majority of our tower buildings are registered with the Department of Housing and Urban Development (HUD) under the Interstate Land Sales Full Disclosure Act. The sales agreement is subject to a short rescission period, after which, the agreement becomes binding on both parties and the cash deposits become partially or entirely non-refundable, subject to HUD regulations. In those cases where we register a tower building with HUD, in the event a purchaser defaults after 15% or more of the respective purchaser’s total purchase price has been paid under the sales agreement, we are only entitled to retain the deposits in an amount equal to 15% of the total purchase price of the residence. Although after completion of a building, we may elect to deregister with HUD to allow us to retain the full deposit in the event of purchaser default. In addition, certain states in which we are constructing towers may be more restrictive on the retention of customer deposits in the event of purchaser defaults under the sales agreement, including New Jersey which has a limit of 10% plus 100% of purchase price amounts collected toward customer-selected options.

Revenue recognition—Amenity Membership and Operations.    Revenues from amenity operations include the sale of equity memberships and marina slips, non-equity memberships, billed membership dues and fees for services provided. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales are initially recorded using the deposit or cost recovery methods of accounting. Revenue recognition for each equity club program is reevaluated on a periodic basis based upon changes in circumstances. If no material contingencies exist, such as a developer rescission clause, and if we can demonstrate that we are likely to recover proceeds in excess of remaining carrying value, the full accrual method is then applied. Non-equity membership initiation fees represent initial payments for rights to use the amenity facilities. The non-equity membership initiation fees are deferred and amortized to amenity membership revenues over 20 years, which represents the estimated average depreciable life of the amenity facilities. Dues are billed on an annual basis in advance and are recorded as deferred revenue and then recognized as revenue ratably over the term of the membership year. Revenues for services are recorded when the service is provided.

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

Stock—based compensation expense.    Prior to January 1, 2006, we accounted for stock option awards granted in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123). Share-based employee compensation expense related to stock options was not recognized in our consolidated statements of income prior to January 1, 2006, as all stock options granted had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

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

Impairment of long-lived assets held for use.    Inventory considered held for use is stated at the lower of cost or fair value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS No. 144). We record valuation adjustments on land inventory and related communities under development (including tower projects), and amenities considered held and used (classified as property, plant and equipment), when the carrying amount exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss shall be measured as the amount by which the carrying amount exceeds its fair value.

•

Current or Future Communities, including land under contract.    When the profitability of a current community deteriorates the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the asset’s carrying value, the asset is written down to its estimated current fair value. Such indicators include gross margin or sales pace significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. We also consider potential changes to the product offerings in a community, including changes to the community amenities, and any alternative strategies for the land, such as the sale of the land either in whole or in parcels or lots. We determine estimated current fair value primarily by discounting the estimated future cash flow related to the asset. In estimating the cash flow for a community, we use various estimates such as (a) the expected annual sales pace to absorb the planned number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the community is located, competition within the market, and historical sales rates of the community or similar communities owned by us or historical sales rates of similar product offerings in the market; (b) the expected net sales prices in the short-term based upon current pricing estimates, as well as estimated increases in future sales prices based upon historical sales prices in the community or in similar communities owned by us or historical sales prices of similar product offerings in the market; (c) the expected costs to be expended in the future, including, but not limited to, land and land development, home construction, construction overhead, sales and marketing, real estate taxes, community association costs, and interest costs expected to be capitalized. We evaluate land held for future communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. The evaluation involves the same types of estimates described above as well as an evaluation of the regulatory environment in which the land is located and the estimated costs and probability of obtaining the necessary approvals. Based upon this review, we decide (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as previously planned or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized are recoverable or should be written off.

Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flows. The discount rate used in determining each community’s fair value depends on the stage of development, location and other specific factors that increase or decrease the risks associated with the estimated cash flows. The discount rates that we used in the determination of fair values ranged from 12%-18%.

•

Property and Equipment.    Included in our property and equipment are recreational amenity assets that are considered held and used. With respect to these assets, if events or changes in circumstances, such as a significant decline in membership or membership pricing, significant increases in operating costs, or changes in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Our analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows, such as the sale of the asset. These cash flows are estimated based on various assumptions that are subject to economic and market uncertainties including, among others, demand for golf and marina club memberships, competition within the market, changes in membership pricing and costs to operate each property. If the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. We estimate the fair value by using discounted cash flow analysis using concepts similar to the ones discussed above.

Impairment of long-lived assets to be disposed of.    Inventory considered held for sale is stated at the lower of cost or fair value, less costs to sell in accordance with SFAS 144. We record valuation adjustments on completed inventories of tower units and traditional homes, and investments in amenities when the cost exceeds fair value, less costs to sell. Our estimated selling costs are based on recent experience, which ranges from 5%-7% of sales prices and includes selling commissions, sales, marketing and closing costs.

•

Completed Inventory.    When the profitability of our completed traditional homes and tower units deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the assets, we further estimate the assets’ fair values. Such assets are considered held for sale and the assets’ fair values are determined primarily by discounting the estimated future cash flows related to the asset. In estimating the cash flows for completed homes and tower units, we use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the specific community or the estimated impact of our pricing reductions and sales incentives; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated increases in future sales prices based upon historical sales prices of the units within the specific community or in similar communities owned by us or historical sales prices of similar product offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. The discount rates that we used in the determination of fair values ranged from 8%-12%.

•

Investments in Amenities.    When the underlying recreational amenity is substantially complete and available for its intended use, we consider the asset held for sale. When the profitability of our equity club membership sales deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the recreational amenity assets, the assets’ fair values are determined primarily by discounting the estimated future cash flows specifically related to membership sales and asset development expenditures. In estimating the cash flows, we use various estimates such as (a) sales pace to absorb the number of memberships based upon economic conditions that may have either a short-term or long-term impact on the market in which the assets are located, competition within the market, historical sales rates of the memberships for the specific amenity or the estimated impact of our pricing reductions and sales incentives; (b) net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the memberships for the specific recreational amenity or in similar recreational amenities owned by us or historical sales prices of similar membership offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the memberships and related estimated cash flows. The discount rates that we used in the determination of fair values ranged from 10%-14%.

Due to uncertainties used in the estimation process, the significant volatility in demand for new housing and luxury golf and marina memberships, and the long life cycles of many of our communities, actual results could significantly differ from our estimates.

Goodwill.    Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill as well as determining the carrying value of the reporting unit. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. Inherent in the determination of fair value of our reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. We review goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS 142). We typically use an income approach to determine the fair value of our reporting units when performing our impairment test of goodwill in accordance with SFAS 142. The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market conditions and the risk of the relative investment. If the fair value of a reporting unit is less than the carrying value of the reporting unit, an impairment would be recorded. In determining the fair value of our reporting units under the income approach, our expected cash flows are affected by various assumptions. The most significant assumptions affecting our expected cash flows are the discount rate, projected revenue growth rate and costs of development.

Litigation.    The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In addition, the Company has experienced a significant increase in the number of rescission claims and legal actions brought by resident contract purchasers alleging that various factors give them rescission rights under the Interstate Land Sales Act and other federal and state laws. Although the Company intends to vigorously contest these claims, there can be no assurance that the Company will prevail in each claim. However, future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation.

Deferred Income Tax.    Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we periodically evaluate our deferred tax assets to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. See Note 18 to the consolidated financial statements under Item 8 of this document for further discussion

RESULTS OF OPERATIONS

Overview

	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
Total revenues	$936,376	$2,044,585	$2,593,648
Total gross margin (a)	$(305,834)	$245,651	$594,711
Net (loss) income	$(578,531)	$9,014	$186,150

(a)	Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of operations for the details of other components that are part of the condensed consolidated (loss) income before minority interest and income taxes for each period.

Reduced demand for our products and services experienced by each of our principal lines of business, increased use of incentives and discounts, and impairment and option termination charges contributed to significant decreases in revenue and gross margin for 2007. For the year ended December 31, 2007, total revenues decreased 54.2%. Our traditional homebuilding operations reported a 35.6% decline in revenues and 142.8% decline in gross margin for 2007, due to lower home closings, higher sales incentives and discounts and significant real estate impairment charges.

The most significant impact occurred in our tower homebuilding division which experienced a $694.1 million and $377.2 million decline in revenues and gross margin, respectively. We continue to experience higher tower unit defaults in our buildings that delivered units in 2007. The aggregate tower unit default rate was approximately 1%-2% prior to 2006, 7% during 2006 and 24% for the year ended December 31, 2007. Certain individual towers experienced default rates in excess of 45% in 2007.

One of our projects is a tower containing 186 units and approximately 5,000 square foot of retail space that commenced construction in the fourth quarter of 2005. At that time, all conditions of paragraph 37 of SFAS 66 were met and thus during 2006 and 2005 we recognized profit under the percentage-of-completion method. We continued use of the percentage-of-completion method through September 2007 and have recognized cumulative revenue and profit of $132 million and $38.4 million, respectively. Due to the continued deterioration in the Florida real estate markets, we are no longer able to estimate the ultimate amount of aggregate sales proceeds for the tower project, and as a result we ceased the future use of percentage-of-completion accounting as of October 1, 2007, reserved 100% of the previously recognized cumulative profit totaling $38.4 million, and reverted to the deposit method of accounting. See discussion under Tower Homebuilding for further explanation.

For the year ended December 31, 2007, we recorded real estate impairment losses of approximately $319.0 million, recorded goodwill impairment charges of approximately $59.5 million, recorded an impairment charge of approximately $10.7 million for an investment in a joint venture, and recorded $22.9 million in lot option and land purchase abandonment charges. For the year ended December 31, 2006, we recorded real estate impairment losses of approximately $98.2 million and recorded $41.4 million in lot option and land purchase abandonment charges. Similar charges in 2005 were insignificant.

During 2007, we sold two non-golf recreational facilities for $55.7 million (excluding closing costs) and recorded a pre-tax gain of approximately $22.4 million. The gain from these sales and the results of operations has been reflected as discontinued operations.

The tax benefit as a percentage of loss from continuing operations before income taxes for the year ended December 31, 2007 was approximately 12%. This was almost entirely due to recording a valuation allowance of $150.1 million for our deferred tax assets in the fourth quarter of 2007.

For the year ended December 31, 2007 we recorded 900 gross orders for combined traditional and tower homebuilding with an aggregate value of $599.3 million compared to 1,371 with an aggregate value of $1.0 billion for the same period a year ago.

We believe the slowdown in new unit orders is attributable to a national softening in demand for new homes as well as an oversupply of homes available for sale, particularly in our Florida market. We believe the decline in demand for our new homes is related to concerns of prospective home buyers about possible recessionary trends in the economy in general as well as a declining direction of home prices, interest rates and their inability to sell their current homes or to obtain appraisals at sufficient amounts to secure mortgage financing. Further, the current problems in the mortgage lending sector and the tightening credit markets have exacerbated the challenges faced by prospective homeowners in their ability to obtain financing. In addition to the traditional homebuyer, it appears that speculators and investors have significantly reduced their participation in the new home market. In addition to reducing new contract demand, many of these speculators and investors have further increased the supply of homes available for sale in our markets by attempting to sell homes they previously purchased or by cancelling contracts for homes under construction or by filing legal proceedings seeking rescission of their contracts. In addition, high cancellation rates reported by other builders, and the increased cancellation rates and rescission claims we have experienced, are adding to the supply of homes in the marketplace.

The continuing deterioration of conditions in the markets in which we operate has had, and will likely continue to have for an extended period of time, a material negative impact on our liquidity and our ability to comply with financial and other covenants under our bank loans and indentures. Some of the factors which have adversely affected us include, but are not limited to, declines in new home orders; significant increases in cancellations, defaults and rescission claims and lawsuits; increased use of incentives and discounts; reduced margins; significant tower project delays and increased interest and insurance costs; general contractor financial instability; and credit rating downgrades. All of these factors, and others which may arise in the future, have adversely impacted, and will likely continue to adversely impact our financial condition. Refer to our discussion under Liquidity and Capital Resources for further information concerning our covenant compliance.

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

In February 2007, we engaged Goldman, Sachs & Co. as our financial advisor to assist us in a thorough review of the Company’s business plans, capital structure, and growth prospects, with the objective of enhancing the Company’s value for all of our shareholders. The Board of Directors authorized Goldman, Sachs & Co. to explore whether a sale of the company was the best way to maximize shareholder value by initiating a sale process open to all potential bidders, including Carl Icahn and related entities (the Icahn Group). In addition, the Icahn Group nominated a competing slate of Directors and announced that it planned to engage in a proxy contest with us. In July 2007, our Board of Directors announced the company had not received a definitive proposal for the purchase of the company. In September 2007, our board of directors discontinued the sale process.

On August 20, 2007 the Company entered into a settlement agreement (Settlement Agreement) with Icahn Partners LP, Icahn Partners Master Fund LP, and High River Limited Partnership (collectively, the Icahn Parties) that enabled the Company to avoid a costly proxy contest at its 2007 Annual Meeting of Shareholders (2007 Annual Meeting). Previously, affiliates of the Icahn Parties filed a proxy statement with the Securities and Exchange Commission soliciting proxies in favor of electing their nominees. Pursuant to the Settlement Agreement, affiliates of the Icahn Parties terminated their solicitation of proxies in support of these nominees and the parties agreed to propose a new slate of nominees.

Pursuant to the terms of the Settlement Agreement, the Board was decreased from ten to nine members immediately prior to the 2007 Annual Meeting. The parties agreed that the Board would nominate and approve a slate of directors for election at the 2007 Annual Meeting consisting of three members from the Company’s existing Board (the Incumbent Nominees), three Icahn nominees (the Icahn Nominees) and three other nominees selected by large stockholders (the Other Stockholders Nominees, and together with the Incumbent Nominees and the Icahn Nominees, the Company Nominees). Each of the Icahn Parties has agreed (i) to vote in favor of such nominees at the 2007 Annual Meeting and (ii) to vote in favor of the Incumbent Nominees, or any replacement directors approved by the Incumbent Nominees, at the 2008 Annual Meeting. The Company and the Icahn Parties further agreed that at least one Incumbent Nominee will serve on each Committee of the Board (other than the Icahn Nominating Committee and the other Stockholders Nominating Committee, each as defined in the Settlement Agreement). All of the nominees were elected to the Board of Directors at the Company’s August 30, 2007 Annual Meeting. On September 6, 2007, the Company announced that it had decided to terminate the sale process and that Carl C. Icahn was elected Chairman of the Board.

Homebuilding

Traditional homebuilding

	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
Revenues	$695,936	$1,068,393	$1,181,678
Gross margin	$(50,048)	$113,339	$215,959
Gross margin percentage	(7.2%)	10.6%	18.3%
Homes closed (units)	992	1,577	2,346
Average selling price per home closed	$702	$677	$504
Lot revenues	$16,444	$38,093	$31,328
Net new orders for homes (units)	439	750	1,795
Net contract values of new orders	$192,735	$553,623	$1,211,531
Average selling price per net new order	$439	$738	$675

	As of December 31,
	2007	2006	2005
Backlog (units)	317	870	1,697
Backlog contract values	$191,544	$682,577	$1,191,439
Average sales price in backlog	$604	$785	$702

Year ended December 31, 2007 compared to year ended December 31, 2006

Traditional home revenues decreased 34.9% for the year ended December 31, 2007 due primarily to the 37.1% decline in home deliveries, partially offset by the 3.7% increase in average selling price per home closed. In 2007, we closed 671 units in our Florida market compared to 1,312 in 2006. The Northeast U.S. and Mid-Atlantic U.S. markets closed 255 units and 66 units for the year compared to 152 units and 113 in 2006. The Northeast U.S. market experienced a 67.8% increase in home deliveries in 2007, primarily as a result of one community where deliveries increased to 155 units due to construction delays in prior periods that pushed deliveries into 2007. The increase in the average selling price per home closed for the year ended December 31, 2007 was positively impacted by a 10.1% increase contributed by the Florida market, as well as the $1.2 million average price achieved by our Mid-Atlantic U.S. market. The Florida and Northeast U.S. markets achieved average selling prices per home closed of $709,000 and $553,000 for the year ended December 31, 2007, respectively. During 2006, Florida, Northeast U.S and Mid-Atlantic U.S achieved average selling prices per home closed of $644,000, $562,000 and $1.2 million, respectively.

Lot revenues decreased $21.6 million for the year. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary strategy of the traditional homebuilding segment and therefore will fluctuate from time to time.

The decrease in the home gross margin percentage to (7.2%) from 10.6% in 2006 was primarily due to increased utilization of sales discounts, incentives, and the recording of impairment losses on inventories, and charges related to lot option and land purchase abandonments. Impairment charges and charges related to lot option and land purchase abandonments included in cost of sales reduced gross margin by 2,150 basis points in 2007 and 1,120 basis points in 2006. Sales discounts and incentives for the year ended December 31, 2007 totaled approximately $119.5 million compared to approximately $58.3 million in 2006. Home gross margin for 2007 was favorably impacted by $12.3 million in forfeited deposits from contract cancellations compared to $5.7 million in 2006. The Florida, Northeast U.S. and Mid-Atlantic U.S. markets, achieved gross margins of (11.4%), (2.3%) and 9.5%, respectively for the year ended December 31, 2007 compared to 10%, 9.5% and 15.2% in 2006, respectively.

We recorded approximately $139.0 million of asset impairment losses for the year ended December 31, 2007, compared to $93.7 in 2006. During 2007, due to the unfavorable residential real estate market, we did not enter into any new land and lot contracts. In addition, we re-evaluated our traditional homebuilding land and lots under contract considering the significant changes in economic and market conditions. For the year ended December 31, 2007, we recorded write-offs of approximately $10.7 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts. For the year ended December 31, 2006, the write-offs totaled approximately $26.3 million. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional projects for potential impairment which may result in additional impairment charges and such charges could be significant. See “Notes to Consolidated Financial Statements—Notes 1 and 3” for additional explanation.

The following table presents traditional homebuilding impairment and lot option abandonment charges by geographic location:

	For the years ended December 31,
Inventory valuation adjustments	2007	2006	2005
Traditional homebuilding:
Florida	$122,059	$91,275	$—
Northeast	13,672	912	—
Mid-Atlantic	3,234	1,467	—

Total	$138,965	$93,654	$—

	For the years ended December 31,
Deposits and other related costs	2007	2006	2005
Traditional homebuilding:
Florida	$704	$20,826	$—
Northeast	9,940	1,323	—
Mid-Atlantic	25	4,175	—

Total	$10,669	$26,324	$—

Contract values of net new orders decreased 65.2%, primarily due to the decline in the number of gross new orders and the effects of cancellations and defaults. For 2007, our Florida, Mid-Atlantic and Northeast U.S. markets had gross new order declines of 269, 118 and 4 units, respectively, compared to 2006.

The 71.9% decrease in backlog contract values reflects a 63.6% decrease in backlog units combined with a 23.1% decrease in the average sales price of homes under contract to $604,000 in 2007 compared to $785,000 in 2006. The decrease in average sales price of homes under contract can be attributed to sales discounts and a shift in product mix. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in most of our markets and an increase in our cancellation rate. Our cancellation rate on traditional homes for 2007 was approximately 49.5% of gross new contracts signed, as compared to 40.5% in 2006. Based on recent cancellation experience, we do not expect to completely deliver all of the 317 units in backlog at December 31, 2007.

During 2007, we used significant incentives and discounts to sell units. We employ a wide range of sales incentives and discounts to market our homes to prospective buyers, particularly in these difficult market conditions. These incentives are an important aspect of our sales and marketing of homes, and we rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of completed unsold homes. Without the use of these marketing incentives and discounts, our ability to sell homes would be adversely impacted.

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

We periodically write off earnest money deposits and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. Home gross margin percentages for 2006 were negatively impacted by $26.3 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts and a 110.0% increase in discounts and sales incentives utilized to motivate customers to buy and close on their units. Should the current weak homebuilding market conditions persist and if we are unable to successfully renegotiate certain land purchase contracts, we may have to write off additional earnest money deposits and pre-acquisition costs. Discounts and sales incentives affect our gross margin by reducing the selling price of the home or by increasing the cost of the home without a proportional increase in the selling price. Discounts and sales incentives charged against home gross margin totaled 400 basis points of revenue in 2006 compared to 230 basis points for 2005.

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

During 2006, we used significant incentives and discounts to sell units. We employ a wide range of sales incentives and discounts to market our homes to prospective buyers, particularly in the current business environment. These incentives and discounts are an important aspect of our sales and marketing of homes, and we rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of unsold homes. Without the use of these incentives and discounts, our ability to sell homes would be adversely impacted.

Tower homebuilding

	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
Revenues	$35,385	$729,516	$1,035,747
Gross margin	$(237,377)	$139,816	$269,255
Gross margin percentage	NM	19.2%	26.0%
Net new orders (units)	(180)	65	966
Contract values of new orders, net	$(199,551)	$100,160	$1,039,060
Average selling price per new order	NM	$1,541	$1,076

	As of December 31,
	2007	2006	2005
Cumulative contracts (units)	452	1,297	1,870
Cumulative contract values	$521,809	$1,521,420	$1,987,107
Less: Cumulative revenues recognized	(501,418)	(1,292,841)	(1,129,169)

Backlog contract values	$20,391	$228,579	$857,938

Towers under construction recognizing revenue during the year	11	24	29

NM- Data not meaningful

Year ended December 31, 2007 compared to year ended December 31, 2006

Tower revenues recognized using the percentage-of-completion method decreased $716.3 million. Tower revenues were favorably impacted in 2007 by $21.7 million in forfeited deposit income compared to $4.8 million in 2006. The decline in tower unit sales in buildings under construction, fewer towers under construction recognizing revenue, and slower construction cycles contributed to the decline in percentage-of-completion revenues. Eleven towers with a total sellout value of $ 1.5 billion were under construction and recognizing revenue during the year ended December 31, 2007 compared to 24 towers with a total sellout value of $2.4 billion in 2006. During 2007, we recorded 211 defaulted contracts that resulted in the reversal of approximately $231.9 million of revenue compared to 46 defaulted contracts and the reversal of approximately $46.5 million of revenue in 2006. The impact to gross margin was charged against the contracts receivable default reserve.

For the year ended December 31, 2007, tower gross margin was impacted by several changes in estimated revenues and costs, including (1) a $11.2 million increase to the contracts receivable default reserve that was required to absorb the effect of the 211 defaulted contracts and to update the balance of the reserve to reflect expected future defaults, (2) a $7.9 million increase in interest costs associated with increased tower construction cycle times, (3) a $5.9 increase in insurance costs, (4) a $26.6 million increase in tower construction costs, incentives and sales discounts and other costs, (5) a $38.4 million reserve applied to the cumulative gross margin recognized for one of our uncompleted tower projects, (6) impairment losses of approximately $159.2 million related to certain completed tower units, one uncompleted tower project and undeveloped tower land sites and, (7) write-offs of approximately $11.7 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts. The changes in estimates of tower construction costs are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be materially impacted by any additional changes in estimates.

One of our projects is a tower containing 186 units and approximately 5,000 square foot of retail space that commenced construction in the fourth quarter 2005. At that time, all conditions of paragraph 37 of SFAS 66 were met and thus during 2006 and 2005 we recognized profit under the percentage-of-completion method. We continued use of the percentage-of-completion method through September 2007 and have recognized cumulative revenue and profit of $132 million and $38.4 million, respectively. After relatively strong initial sales activity in late 2005 and early 2006 of 117 units, or 63% of total available units being sold, there has been limited activity in the tower (one new order and two defaults) over the past 18 months. There are currently 116 contracts outstanding with an aggregate contracted value of $142 million, or $1.2 million average selling price per unit. While the general real estate market, and specifically the Florida tower market, has deteriorated during the past two years, we determined that we had the ability to reasonably estimate the aggregate sales proceeds and costs of the tower project which supported the use of the percentage-of-completion method of revenue and profit recognition through September 2007.

As we approached completion of the tower project, scheduled for completion in March 2008, the following factors have led us to determine that we can no longer reasonably estimate aggregate sales proceeds for the project at this time:

•	further deterioration of the general real estate market;

•	further deterioration of the Florida tower market;

•	the Company has lowered pricing on most of its unsold finished tower inventory;

•	an overall tightening of credit availability for real estate financing;

•	discussions with existing contract holders evidencing significantly higher default expectations;

•	continued lack of interest from prospective buyers in the project.

In accordance with paragraph 37(e) of SFAS 66, the ability to estimate aggregate sales proceeds of a condominium project is required in order to use the percentage-of-completion method of revenue and profit recognition. If this criterion is not met, proceeds shall be accounted on the deposit method. We believe if changes, such as a rapid decline in the market, indicate we are no longer able to estimate the sales proceeds or costs of a condominium project, (e.g., additional incentives will be required, the amount of which cannot be estimated), we should no longer apply the percentage-of-completion method and any previously recognized profit should be evaluated for realizability based on evaluation of collectibility and impairment of the project.

As a result of our inability to estimate the ultimate amount of aggregate sales proceeds of the tower project, we ceased the future use of percentage-of-completion accounting as of October 1, 2007, reserved 100% of the previously recognized cumulative profit totaling $38.4 million, and reverted to the deposit method of accounting. The accounting for units at closing will be determined by the facts and circumstances at that time ranging from the cost recovery method, if the collection of sales proceeds is not reasonably assured (paragraph 35 of SFAS 66) to full accrual method if all conditions of paragraph 5 of SFAS 66 are met.

We recorded approximately $159.2 million of asset impairment losses for the year ended December 31, 2007, compared to none in 2006. During 2007, due to the unfavorable residential real estate market, we did not enter into any new land and lot contracts. In addition, we re-evaluated our tower homebuilding land under contract considering the significant changes in economic and market conditions. For the year ended December 31, 2007, we recorded write-offs of approximately $11.7 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts. For the year ended December 31, 2006, the write-offs totaled approximately $0.6 million. See “Notes to Consolidated Financial Statements—Notes 1 and 3” for additional explanation.

The following table presents tower homebuilding impairment and land option abandonment charges by geographic location:

	For the years ended December 31,
Inventory valuation adjustments	2007	2006	2005
Tower homebuilding:
Florida	159,187	—	—
Northeast	—	—	—
Mid-Atlantic	—	—	—

Total	$159,187	$—	$—

	For the years ended December 31,
Deposits and other related costs	2007	2006	2005
Tower homebuilding:
Florida	11,735	581	—
Northeast	—	—	—
Mid-Atlantic	—	—	—

Total	$11,735	$581	$—

For the year ended December 31, 2007, we recorded 31 gross new orders with a contract value of approximately $32.3 million offset by the default of 211 contracts with a contract value of approximately $231.9 million. Similar to the traditional homebuilding division, our tower division experienced a significant decline in gross new orders, partly due to the increased supply of existing tower units for sale on the market in Florida, as well as reduced participation in the new home market by investors and speculators.

The 91.1% decrease in backlog contract values was due to the completion of towers combined with no new towers under construction. We have 2 towers under construction at December 31, 2007.

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

Real estate services

	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
Revenues	$91,840	$109,421	$156,740
Gross margin	$2,404	$5,431	$24,271
Gross margin percentage	2.6%	5.0%	15.5%

Year ended December 31, 2007 compared to year ended December 31, 2006

Real estate services revenues, including real estate brokerage and title operations, for the year ended December 31, 2007 decreased 16.1% primarily due to a decrease in the volume of transactions associated with our Prudential Florida WCI Realty brokerage operations and the sale of our mortgage banking operations in June 2006.

During 2007, Prudential Florida WCI Realty brokerage transaction volume decreased 20.1% to 6,262 closings from 7,842 in 2006. The decrease in the number of transactions is primarily due to the decline in demand for homes in the Florida market. In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc., to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and resale customers, beginning in the third quarter of 2006. WCI Mortgage LLC is accounted for as an unconsolidated joint venture in our financial statements.

The decrease in gross margin percentage for both periods was primarily due to the decrease in revenue without a proportional decrease in fixed overhead costs associated with Prudential Florida WCI Realty combined with approximately a $1.6 million write off related to unoccupied leased facilities, partially offset by the reduced overhead and increased revenues contributed by the title operations.

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

Other revenues and cost of sales

Amenity membership and operations

	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
Revenues	$72,133	$79,415	$70,455
Gross margin	$(29,348)	$(12,548)	$(7,950)
Gross margin percentage	(40.7%)	(15.8%)	(11.3%)

Year ended December 31, 2007 compared to year ended December 31, 2006

Total amenity membership and operations revenue decreased 9.2% due to reduced operating revenue from the sale of two non-golf recreational amenity assets offset by the recognition of $2.1 million of previously deferred revenue related to slip sales at one of our marinas in Florida. During 2007, we sold two non-golf recreational facilities for $55.7 million (excluding closing costs) and recorded a pre-tax gain of approximately $22.4 million. The gain from the sales and the operations has been reflected as discontinued operations. In addition to the impact of selling the recreational facility and golf club, the revenues for the year ended December 31, 2007 were impacted by the continued decline in luxury membership sales and increased competition in the Florida market.

Gross margin was adversely impacted by recording approximately $20.2 million of asset impairment and abandonment charges for the year ended December 31, 2007, compared to $4.5 million in 2006. See “Notes to Consolidated Financial Statements—Notes 1 and 3” for additional explanation. Amenity gross margins continue to be adversely affected by deficits associated with new amenity operations and slow absorption of membership sales.

Year ended December 31, 2006 compared to year ended December 31, 2005

Total amenity membership and operations revenues increased 12.7% due primarily to the increase in membership dues and amenity service revenues offset by a decrease in equity and marina slip revenues.

The 27.9% increase in membership dues and amenity service revenues was primarily due to the consolidation of two existing partnerships effective January 1, 2006. Tiburon Golf Ventures Limited Partnership and Pelican Landing Golf Resort Ventures Limited Partnership were consolidated into our financial statements, as a result of implementing Emerging Issues Task Force (EITF) consensus opinion No. 04-5, Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (See Note 1 to our consolidated financial statements). In addition, initial operations of new amenity facilities located throughout the Florida market and increasing annual membership dues contributed to the growth in operating revenues. Equity membership revenues decreased $13.7 million primarily due to the continued reduced demand for luxury golf club memberships and increased competition in the Florida country club market.

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

Land Sales

	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
Revenues	$18,146	$11,739	$110,330
Gross margin	$9,513	$6,789	$84,513
Gross margin percentage	52.4%	57.8%	76.6%

Year ended December 31, 2007 compared to year ended December 31, 2006

During 2007, we sold 7 commercial parcels located in our Florida market for $18.1 million in revenue with a gross margin of 52.4%. We sold no commercial parcels in our Northeast U.S. and Mid-Atlantic U.S. Markets. Land sales are ancillary to our overall operations and are expected to continue in the future, but will significantly fluctuate.

Year ended December 31, 2006 compared to year ended December 31, 2005

During 2006, we sold 6 commercial parcels located in our Florida market for $9.1 million in revenue with a gross margin of 63.3% and 1 commercial parcel located in our Northeast U.S. market for $2.6 million in revenue with a gross margin of 38.8%.

Other Revenues and Costs of Sales

Other revenues and cost of sales includes our property management operations which are an ancillary business primarily providing management services to our communities and other miscellaneous revenues and costs. During 2006, we recognized approximately $14.0 million of land acquisition termination costs. There were no comparable costs classified in other costs of sales during 2007. During 2006, other revenues and cost of sales included our property management operations. In addition, other costs of sales included the write-off of approximately $14.5 million in forfeited deposits and pre-development costs associated with the termination of three land and lot option contracts.

Other income and expense

	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
Equity in losses from joint ventures, net	$(488)	$603	$1,386
Other income	(219)	(6,165)	(10,804)
Impairment of investment in joint venture	10,748	—	—
Market valuation on interest rate swaps	8,756	—	—
Hurricane (recoveries) costs, net	(7,759)	(6,646)	4,324
Selling, general and administrative expense, including real estate taxes	186,986	193,218	215,632
Interest expense, net	90,982	35,600	35,816
Goodwill impairments	59,534	—	—
Expenses related to early repayment of debt	7,705	455	26,167

Year ended December 31, 2007 compared to year ended December 31, 2006

Other income for the year ended December 31, 2007 includes interest income and other non-operating fee income and expenses. The hurricane recoveries represent settlement amounts from our Hurricane Wilma claims.

During the year ended December 31, 2007, we recorded approximately $10.7 million of valuation adjustments to our investments in unconsolidated entities in accordance with APB 18. The Company did not record any adjustments to its investments in unconsolidated entities related to SFAS 144 or APB 18 during 2006 or 2005. These valuation adjustments were calculated based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions change.

During 2007, we removed the cash flow hedge designation related to an interest rate swap agreement as the result of our bank facility modifications and we are no longer applying hedge accounting. The non-cash mark-to-market loss recorded in 2007 was approximately $8.8 million.

Selling, general and administrative expenses, (SG&A) including real estate taxes, decreased 3.2% to $187.0 million for the year ended December 31, 2007. General and administrative costs increased 6.5% primarily due to approximately $10 million in costs related to the engagement of Goldman, Sachs & Co. and other outside advisors in connection with the proxy contest, in our response to the tender offer, and the company sale process. Sales and marketing expenditures decreased 28.7%, primarily due to the reduction in advertising expenditures and sales office overhead reductions.

Interest incurred increased 15.8% for the year ended December 31, 2007 primarily as a result of the average debt balance increasing to $1.9 billion for 2007 as compared to $1.7 billion in the same period last year. Interest capitalized decreased 34.6%, primarily due to the decrease in real estate inventories under development.

We review goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS No. 142. Our 2007 goodwill impairment charges of approximately $59.5 million were comprised of approximately $38.1 million related to specific homebuilding acquisitions made during the years 2004-2005, and approximately $21.4 million related to our homebuilding and amenities operations in Florida. Our real estate services goodwill was considered not impaired based on our estimated fair values of the reporting units exceeding the carrying value of those reporting units.

As a result of our modifications and amendments to our various bank facilities that occurred during 2007, we wrote-off approximately $7.7 million of previously capitalized loan costs that were considered to have no future value.

Year ended December 31, 2006 compared to year ended December 31, 2005

Equity in losses from joint ventures for the year ended December 31, 2006 decreased primarily due to elimination of equity method accounting as a result of consolidating the two existing joint ventures (See Note 1 to our consolidated financial statements).

Other income for 2006 includes approximately $2.6 million from the gain on the sale of a portion of our ownership in WCI Mortgage, LLC, $1.4 million from the gain on the sale of a hotel property and approximately $2.2 million of interest income on mortgages notes and customer deposits and other non – operating fee income and expenses. For 2006, we recorded $6.6 million in insurance recoveries related to damages caused by Hurricane Ivan to our properties near Pensacola, Florida.

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

Total Taxes

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Given the continued downturn in the homebuilding industry during the fourth quarter of 2007, resulting in additional inventory and intangible impairments, land purchase option write-offs and operating losses, we are currently in a three year cumulative loss position at December 31, 2007. According to SFAS 109, a three year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded a valuation allowance of $150.1 million against our deferred tax assets. The remaining deferred tax assets for which there is no valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carryback to the 2006 year. Our approximately $88.1 million of federal net operating loss carryforwards expire December 31, 2027.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and other debt. As of December 31, 2007, we had $188.8 million of cash and cash equivalents and approximately $154.0 million available to draw under our Revolving Credit Facility. Although no assurance can be given, we expect to generate cash flow from operating activities and investing activities as we limit investments in new and existing communities, collection of tower contracts receivable and proceeds from the sale of existing inventory and land sales.

Cash flows from operations improved in the year ended 2007 compared to 2006 due to decreased capital investments in real estate inventories and delivery of completed tower units. Including land acquisitions, net additions to real estate inventories were approximately $210.1 million for the year ended 2007 compared to $372.7 million in 2006. During 2007, we acquired approximately $9.8 million in additional land compared to $54.9 million in 2006. In conjunction with the lower overall demand for homebuilding product we are currently experiencing, we continue to re-evaluate all projected future land development spending, home and tower construction spending, amenity development plans and contractual arrangements to acquire developed and undeveloped land parcels and lots.

Our cash flows from operations were positively impacted by the delivery of 665 tower units during 2007, which provided net cash inflows of approximately $ 648.2 million. We expect to collect approximately 100% (net of estimated defaults) of the remaining contracts receivable in 2008 as our remaining 2 tower projects are completed allowing delivery of units to residents. Our contracts receivable at December 31, 2007 includes approximately $194.0 million related to 157 contracts that have not closed on the underlying units although the tower buildings have been completed. As of early March 2008, the number of unclosed units has been reduced to 97, totaling approximately $109.6 million in contracts receivable. We have reserved for an estimated 67 defaults related to the 97 unclosed units. Due to the larger number of units in certain buildings, the general weakness of the real estate market, the delay in obtaining certificates of occupancy, the current challenges that exist in the mortgage market and other individual circumstances, it has taken us longer than expected to close sold units in our tower projects. If we do not collect these contract receivables due to various contingencies, including buyer defaults and rescission claims, we may receive less cash than we expect. An analysis of our tower contracts receivable balance indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Several individual or entity purchasers have multiple units under contract. We believe that many of these units have been placed under contract for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals increases the risk associated with our collection of the related contracts receivable balance.

We continue to experience an increase in the number of condominium and single family contract purchasers who are alleging rescission rights under the Interstate Land Sales Act as well as other federal and state laws. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyer’s deposits. For the year ended December 31, 2007, our aggregate tower unit default rate was approximately 24%, as compared to 7% for 2006, although certain individual towers experienced default rates in excess of 45% in 2007. Prior to 2006, our residential tower default rate had been approximately 1%-2% of total sold tower units. Our current tower default reserve accounts for an estimated 23% default rate for our remaining tower unit closings. We do not believe that our historical default and rescission rates are necessarily indicative of future default and rescission rates, and that such defaults or rescission claims may remain at or above 2007 levels. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction. Due to various contingencies, including delayed construction and buyer defaults and rescission claims, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could materially affect our financial condition and results of operations. If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be materially lower than expected.

For the year ended 2007, approximately $24.5 million of cash was used in investing activities to develop WCI owned club facilities and acquire property and equipment. We received net cash proceeds of approximately $55.1 million associated with the sale of two recreational amenity facilities in 2007.

For the year ended 2007, we used cash of approximately $81.9 million to reduce the balances outstanding under the senior secured credit facility, term note and mortgages and notes payable.

We utilize the Revolving Credit Facility to fund land acquisitions, land improvements, homebuilding and tower development and for general corporate purposes. At December 31, 2007, approximately $546.0 million was outstanding under this amended facility. We use the Tower Loan Agreement to fund a majority of our tower development activities.

In April 2007 and August 2007, the Revolving Credit Facility was amended to reduce the borrowing capacity and modify certain financial and operational covenants. We also agreed to provide the lenders under the Revolving Credit Facility with mortgages and other security documents covering substantially all of our unsecured assets as security and to obtain appraisals and other property-specific reports. In addition, the lenders under the Revolving Credit Facility agreed to waive existing prohibitions on a defined Change of Control to accommodate the change in the membership of our Board of Directors. The Revolving Credit Facility allows an allocation of the unused balance for issuance of a maximum of $280.0 million of stand-by letters of credit of which $53.7 million is outstanding at December 31, 2007. At September 30, 2007, we failed to comply with the minimum EBITDA to Fixed Charges ratio as defined in the August 2007 amendment and we requested and received a limited waiver of default from the lenders under the Revolving Credit Facility in November 2007. Pursuant to the terms of the waiver the interest rate increased to the lender’s prime rate plus 2.00% or the Eurodollar base rate plus 3.50%, payable in arrears. At December 31, 2007, $150.0 million and $396.0 million of our outstanding balance on the Revolving Credit Facility was accruing interest at 9.25% and 8.10%, respectively.

On January 16, 2008, we further amended the Revolving Credit Facility. This amendment provides for, among other things, a waiver of the EBITDA to Fixed Charges ratio for the quarters ending September 30, 2007 and December 31, 2007, and a waiver of the Leverage Ratio for the quarter ending December 31, 2007. The borrowing capacity under the Revolving Credit Facility was reduced from $700.0 million (under the August 2007 amendment) to $675.0 million effective January 16, 2008, with subsequent reductions to $650.0 million on February 28, 2008, to $600.0 million on July 1, 2008 and to $550.0 million on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Revolving Credit Facility. The amendment converted $250.0 million of the outstanding obligations to non-revolving status. The interest rate is the Eurodollar base rate plus 5.25% or the lender’s prime rate plus 3.75%. The interest rate can be increased up to 25 basis points based on the ATNW and the Leverage Ratio, as set forth below. The revised Revolving Credit Facility contains modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction under the Revolving Credit Facility. The principal financial covenant modifications include the following, as defined:

(1)	The Leverage Ratio (Debt to Adjusted Tangible Net Worth) is waived as of December 31, 2007 and cannot be greater than 3.5x at March 31, 2008. The definition of Adjusted Tangible Net Worth (ATNW) is amended for certain purposes to add back non-cash impairment charges and any deferred tax asset impairment charges.

(2)	Through June 30, 2009 the existing minimum coverage ratio requirement for EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash income and expenses) to Fixed Charges will be replaced with an alternative test which requires the ratio of Cash Flow from Operations to Debt Service cannot be less than 2.15x if both (a) EBITDA to Fixed Charges is less than .5x and (b) the sum of Unrestricted Cash plus available Committed Loans is less than $125.0 million. Beginning July 1, 2009, EBITDA to Fixed Charges cannot be less than 1.50x at September 30, 2009, 1.75x at December 31, 2009, and 2.0x thereafter.

(3)	The covenant limiting the number of Unsold Units financed under the Revolving Credit Facility to 35% of trailing twelve months closed homebuilding units is suspended through September 30, 2008.

We amended the Tower Loan Agreement effective as of August 17, 2007. The Tower Loan Agreement modifications provide for the acceleration of repayment of this facility upon delivery of tower units and prohibit any extension or addition of tower loan commitments to the facility. The Tower Loan Agreement is no longer available to finance new towers beyond completion of the two residential towers nearing completion and will mature in December 2008. The Tower Loan Agreement also contains a cross default to the Revolving Credit Facility and Term Loan The principal financial covenants of our Tower Loan Agreement include the following, as defined: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined, must be at least $600.0 million. The interest rate on loans under the Tower Loan Agreement is the applicable Eurodollar Rate plus 300 basis points or the lender’s prime rate plus 100 basis points. At December 31, 2007, the outstanding balance under the Tower Loan Agreement was $292.0 million.

In December 2005, we entered into a $300.0 million senior unsecured term loan, the Term Loan. The Term Loan is a senior obligation guaranteed by all significant operating subsidiaries of the Company, and is cross-defaulted with our Revolving Credit Facility. In April 2007 and August 2007, the Term Loan was amended to reduce the borrowing capacity and modify certain financial and operational covenants. We also agreed to provide the lenders under the Term Loan with mortgages and other security documents covering substantially all of our unsecured assets as security and to obtain appraisals and other property-specific reports. In addition, the lenders agreed to waive existing prohibitions on a defined Change of Control to accommodate the change in the membership of our Board of Directors. At September 30, 2007, we failed to comply with the minimum EBITDA to Fixed Charges ratio as defined in the August 2007 amendment and we requested and received a limited waiver of default from the lenders under the Term Loan in November 2007. Pursuant to the terms of the waiver the interest rate increased to the LIBOR base rate plus 4.00% (8.60% at December 31, 2007), payable in arrears.

On January 16, 2008, we further amended the Term Loan. This amendment provides for, among other things, a waiver of the EBITDA to Fixed Charges ratio for the quarters ending September 30, 2007 and December 31, 2007, and waiver of the Leverage Ratio for the quarter ending December 31, 2007. The borrowing capacity under the Term Loan was reduced from $262.5 million (under the August 2007 amendment) to $253.1 million effective January 16, 2008, with subsequent reductions to $243.8 million on February 28, 2008, to $225.0 million on July 1, 2008 and to $206.3 million on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Term Loan. The interest rate is LIBOR base rate plus 5.25%. The interest rate can be increased up to 25 basis points based on the ATNW and the Leverage Ratio, as set forth below. The revised Term Loan contains modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction under the Term Loan. The principal financial covenant modifications include the following, as defined:

(1)	The Leverage Ratio (Debt to Adjusted Tangible Net Worth) is waived as of December 31, 2007 and cannot be greater than 3.5x at March 31, 2008. The definition of Adjusted Tangible Net Worth (ATNW) is amended for certain purposes to add back non-cash impairment charges and any deferred tax asset impairment charges.

(2)	Through June 30, 2009 the existing minimum coverage ratio requirement for EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash income and expenses) to Fixed Charges will be replaced with an alternative test which requires the ratio of Cash Flow from Operations to Debt Service cannot be less than 2.15x if both (a) EBITDA to Fixed Charges is less than .5x and (b) the sum of Unrestricted Cash plus available Committed Loans is less than $125.0 million. Beginning July 1, 2009, EBITDA to Fixed Charges cannot be less than 1.50x at September 30, 2009, 1.75x at December 31, 2009, and 2.0x thereafter.

(3)	The covenant limiting the number of Unsold Units financed under the Term Loan to 35% of trailing twelve months closed homebuilding units is suspended through September 30, 2008.

At December 31, 2007, $525.0 million of senior subordinated debt was outstanding. Under our senior subordinated indenture agreements, we are required to maintain certain financial and operational covenants that may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, subject to certain exceptions, in order to incur additional debt, we are required to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization and other non-cash income and expenses) to interest incurred coverage ratio of 2.0 to 1.0 or maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued. As of December 31, 2007, we were not in compliance with the EBITDA to interest incurred coverage ratio.

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

At December 31, 2007, the report of Ernst & Young, our Independent Registered Public Accounting Firm, accompanying our audited financial statements included a “going concern” paragraph. Due to the “going concern” paragraph, we were not able to comply with the requirement to submit annual consolidated financial statements accompanied by a report and opinion that was not subject to a “going concern”, like qualification or exception under the Revolving Credit Facility, Term Loan and Tower Loan. The Company requested and obtained, on March 17, 2008, a waiver of this requirement from the lenders. In addition to the waivers, the Tower Loan was amended March 17, 2008 to provide for consistencies with the governing provisions of, as well as cross collateralization on a subordinate basis with the Term Loan and Revolving Credit Facility. The amendment also limits the Tower Loan to one further advance, which is to be funded on March 31, 2008.

During 2008, it is possible that we may not be able to comply with the amended covenants, limitations and restrictions under our Revolving Credit Facility or Term Loan. In that event, we will be required to seek an amendment or waiver from the lenders under our Revolving Credit Facility, Term Loan and/or Tower Loan. If we are unable to obtain an amendment or waiver, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company.

In connection with the reduction in our credit ratings on our subordinated debt, a holder of our $125.0 million, 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) may now convert all or a portion of such Convertible Notes. Upon conversion of the Convertible Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the Convertible Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the Convertible Notes. As of December 31, 2007, the cash conversion price per $1,000 aggregate principal amount of Convertible Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

Holders of our Convertible Notes have an option of requiring us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. Pursuant to certain amendments to covenants in our Revolving Credit Facility and Term Loan in January 2008, we will need to have significant liquidity to be able to use cash to repurchase the Convertible Notes. We do not anticipate having sufficient liquidity to satisfy bank covenants prohibiting the use of cash to repurchase Convertible Notes. In that event, we will be required to seek an amendment or waiver under the Revolving Credit Facility and Term Loan or from the Convertible Note holders or issue a new security in exchange for the Convertible Notes, or find another way to satisfy our obligations to repurchase the Convertible Notes. If we are unable to obtain an amendment, waiver or issue an exchange security, or otherwise satisfy our obligations to repurchase the Convertible Notes, the Convertible Note holders would have the right to exercise remedies specified in the Indenture, including accelerating the maturity of the Convertible Notes, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default on the Convertible Notes, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan, which could impair our ability to maintain sufficient working capital. Either situation would have a material adverse effect on the solvency of the Company. See “Risk Factors”- Convertible Notes and Significant Capital Requirements.

As a result of the revenue and cost dynamics that are adversely affecting contractors that build large scale commercial, industrial and residential projects, we could potentially be affected by the deteriorating financial viability of certain Tower homebuilding general contractors. Specifically, we have been informed by one general contractor of their inability to perform, resulting in surety company intervention on a project that has now been completed. In the event a general contractor should breach a construction agreement with us, we rely upon performance bonds related to these buildings to complete these projects. A continuing financial deterioration of certain Tower general contractors may result in a reduction in the profitability of certain towers, delayed cash flow receipts, and an increase in the cost and possible availability of sufficient performance bonds to complete or commence new Tower construction.

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

The Company has been experiencing a reduction in availability and in some cases cancellation of surety bond capacity. In addition to increasing cost of surety bond premiums there may be some cases where we may have to obtain a letter of credit or some other type of collateral to secure necessary surety bonds or, if unable to secure such bonds, may elect to post alternative forms of collateral with government entities or escrow agents.

During the fourth quarter of 2006, we invested $25.7 million of equity in capped call options that gave us the right to repurchase up to 5,000,000 shares of our common stock at an average price of $13.63. Alternatively if the share price is above the exercise price, we had the right to choose to settle the contracts in cash, in which case we would have received payment of the difference between the share price at the maturity date and an average exercise price of $13.63 subject to a cap. Finally, under certain circumstances, the contracts terminated prior to its scheduled expiration date. In that event, if the share price exceeds the exercise price, we were to receive a cash payment based on a formula that takes into account the spread between the share price and the exercise price and the length of time between termination and maturity of the contracts. The contracts expired in 2007 with no value to the Company.

The following table summarizes our payments under debt, operating lease and purchase obligations as of December 31, 2007:

(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$19,055	$13,704	$10,755	$6,676	$3,464	$5,218	$58,872
Land options and contracts (1)	76,321	—	—	—	—	—	76,321
Other purchase obligations (2)	18,009	—	—	—	—	—	18,009
Debt (3)	460,850	20,525	752,225		200,000	490,000	1,923,600
Interest payments on debt	58,942	53,495	53,495	53,495	53,495	35,245	308,167
Estimated interest payments on debt (4)	90,713	65,299	63,686	—	—	—	219,698
Interest rate swap agreement, net (5)	900	900	900	—	—	—	2,700

Total obligations (6)	$724,790	$153,923	$881,061	$60,171	$256,959	$530,463	$2,607,367

(1)	During the course of future operations, we plan to acquire developed and undeveloped land, which will be used in the homebuilding, tower and amenities lines of business. As of December 31, 2007, we had option agreements and purchase contracts aggregating approximately $76.3 million, net of deposits, to acquire approximately 490 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $16.5 million at December 31, 2007.

(2)	Other purchase obligations principally consist of contractual obligations with third-party general contractors to provide goods and services to our tower homebuilding segment.

(3)	The $460.9 million of debt included in the 2008 column includes $125 million of convertible debt with certain call features which allow the Company to redeem all or some of the convertible notes under certain circumstances beginning in August 2006. In addition, the holders of the convertible notes may require the Company to repurchase the notes in August 2008, 2013 and 2018, upon the occurrence of a change in control or the reduction in credit rating by our rating agencies as defined in the indentures. The $752.2 million of debt included in 2010 is related to our Revolving Credit Facility and Term Loan. During 2008, it is possible that we may not be able to comply with the amended covenants, limitations and restrictions under our Revolving Credit Facility or Term Loan. In that event, we will be required to seek an amendment or waiver from the lenders under our Revolving Credit Facility and Term Loan. If we are unable to obtain an amendment or waiver, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company.

(4)	Interest payments on our Revolving Credit Facility and Tower Loan Agreement have been estimated assuming that the outstanding balances and underlying variable interest rates that existed at December 31, 2007 do not change until maturity of the specific debt.

(5)	Estimated payment is net of estimated payments to be received from the counterparty under the swap agreement and assumes the net payment that existed at December 31, 2007 does not change during the term of the interest rate swap agreement.

(6)	Total obligations exclude future estimated payments related to community development district obligations. (See Note 17 to our consolidated financial statements).

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At December 31, 2007, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which $9.9 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee up to 60% of the principal amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of December 31, 2007, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs and we did not have any material lot purchase arrangements in which we concluded that we were compelled to exercise the option. As of December 31, 2007, we had land and lot option contracts aggregating $76.3 million net of deposits, to acquire approximately 490 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $16.5 million at December 31, 2007.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2007 we had approximately $54.4 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $152.4 million at December 31, 2007, are typically outstanding over a period of approximately one to five years.

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

We utilize fixed and variable rate debt. Changes in interest rates on fixed rate debt generally affect the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally do not impact the fair market value of the instrument but does affect our earnings and cash flow. We are exposed to market risk primarily due to fluctuations in interest rates on our variable rate debt. Effective December 23, 2005 we hedged a portion of our exposure to changes in interest rates by entering into an interest swap agreement to lock in a fixed interest rate. The swap agreement effectively fixes the variable rate cash flows on our $300.0 million of variable rate senior term note and expires December 2010. On August 17, 2007, we amended the senior term note agreement, which required us to reduce the balance to $262.5 million and increased the interest rate. As a result, the underlying terms of the interest swap agreement no longer effectively matched the terms of the senior term note and we removed the designation of the swap agreement as a cash flow hedge. Subsequent changes in the fair value of the swap agreement are reflected in other income and expense in the consolidated statements of income. At December 31, 2007, the fair value of the swap agreement of ($9.6) million is reflected in other liabilities in the consolidated balance sheet.

The following table sets forth, as of December 31, 2007, our debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (dollars in thousands).

	2008	2009	2010	2011	2012	Thereafter	Total	FMV at 12/31/07
Debt:
Fixed rate	$131,394	$—	$—	$—	$200,000	$490,000	$821,394	$441,317
Average interest rate	4.2%	—	—	—	9.1%	7.2%	7.2%
Variable rate	$329,456	$20,525	$752,225	$—	$—	$—	$1,102,206	$1,102,206
Average interest rate	7.7%	7.9%	8.5%	—	—	—	8.2%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WCI Communities, Inc:

We have audited the accompanying consolidated balance sheets of WCI Communities, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI Communities, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, among other things, the Holders of the Company’s $125.0 million, 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) have an option of requiring the Company to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. If the Holders exercise the option, the Company does not anticipate having sufficient liquidity to satisfy its bank covenants and may not be able to meet their obligations as they become due. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties as of January 1, 2007, and its method of accounting for share-based payments as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WCI Communities, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida

March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WCI Communities, Inc.:

We have audited WCI Communities, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WCI Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, WCI Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WCI Communities, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of WCI Communities, Inc. and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida

March 17, 2008

WCI Communities, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$188,821	$41,876
Restricted cash	20,360	42,035
Contracts receivable	358,327	1,269,549
Mortgage notes and accounts receivable	19,138	28,518
Real estate inventories	1,848,309	1,955,793
Property and equipment, net	236,429	274,720
Investment in joint ventures	23,411	34,303
Other assets	185,591	107,871
Goodwill	9,662	69,098
Other intangible assets, net	1,183	8,096

Total assets	$2,891,231	$3,831,859

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$241,990	$348,684
Customer deposits	188,060	362,009
Community development district obligations	87,870	115,031
Senior secured revolving credit facility	545,975	503,846
Senior secured term note	262,500	300,000
Mortgages and notes payable	300,125	363,261
Senior subordinated notes	525,000	525,000
Junior subordinated notes	165,000	165,000
Contingent convertible senior subordinated notes	125,000	125,000

	2,441,520	2,807,831

Minority interests	29,677	36,629
Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,823 and 46,583 shares issued, respectively	468	466
Additional paid-in capital	297,714	285,986
Retained earnings	230,059	808,482
Treasury stock, at cost, 4,699 and 4,693 shares, respectively	(108,090)	(108,047)
Accumulated other comprehensive (loss) gain	(117)	512

Total shareholders’ equity	420,034	987,399

Total liabilities and shareholders’ equity	$2,891,231	$3,831,859

The accompanying notes are an integral part of these consolidated financial statements

WCI Communities, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the years ended December 31,
	2007	2006	2005
Revenues
Homebuilding	$747,765	$1,836,002	$2,248,753
Real estate services	91,840	109,421	156,740
Other	96,771	99,162	188,155

Total revenues	936,376	2,044,585	2,593,648

Costs of Sales
Homebuilding	1,036,414	1,576,445	1,754,911
Real estate services	89,436	103,990	132,469
Other	116,360	118,499	111,557

Total costs of sales	1,242,210	1,798,934	1,998,937

Gross margin	(305,834)	245,651	594,711

Other Income and Expenses
Equity in losses from joint ventures	(488)	603	1,386
Other income	(219)	(6,165)	(10,804)
Impairment of investment in joint venture	10,748	—	—
Market valuation on interest rate swap	8,756	—	—
Hurricane (recoveries) costs, net of actual and estimated insurance recoveries of $8,833 in 2005	(7,759)	(6,646)	4,324
Selling, general, administrative and other	162,208	175,887	201,031
Interest expense, net	90,982	35,600	35,816
Real estate taxes, net	24,778	17,331	14,601
Depreciation and amortization	22,011	24,592	16,037
Goodwill impairments	59,534	—	—
Expenses related to debt amendments and early repayment of debt	7,705	455	26,167

(Loss) income from continuing operations before minority interests and income taxes	(684,090)	3,994	306,153
Minority interests	8,345	837	(4,537)

(Loss) income from continuing operations before income taxes	(675,745)	4,831	301,616
Income tax (benefit) expense from continuing operations	(81,235)	(1,304)	117,907

(Loss) income from continuing operations	(594,510)	6,135	183,709
Income from discontinued operations, net of tax	1,191	2,879	2,441
Gain on sale of discontinued operations, net of tax	14,788	—	—

Net (loss) income	$(578,531)	$9,014	$186,150

(Loss) earnings per share:
Basic:
From continuing operations	$(14.15)	$.14	$4.10
From discontinued operations	.38	.07	.05

	$(13.77)	$.21	$4.15

Diluted:
From continuing operations	$(14.15)	$.14	$3.94
From discontinued operations	.38	.07	.06

	$(13.77)	$.21	$4.00

Weighted average number of shares:
Basic	42,001	42,629	44,805
Diluted	42,001	43,449	46,579

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2004	44,612	$453	$288,122	$613,318	$—	$(8,082)	$893,811
Exercise of stock options	750	7	5,504	—	—	—	5,511
Tax benefit from stock option exercises	—	—	3,490	—	—	—	3,490
Stock-based compensation	—	—	1,670	—	—	—	1,670
Purchase of treasury stock	(1,000)	—	—	—	—	(30,905)	(30,905)
Comprehensive income:
Net income	—	—	—	186,150	—	—	186,150
Change in fair value of derivative, net	—	—	—	—	(1,105)	—	(1,105)

Total comprehensive income							185,045

Balance at December 31, 2005	44,362	460	298,786	799,468	(1,105)	(38,987)	1,058,622
Exercise of stock options	509	6	5,271	—	—	—	5,277
Tax benefit from stock option exercises	—	—	1,513	—	—	—	1,513
Stock-based compensation	19	—	6,104	—	—	—	6,104
Purchase of treasury stock	(3,000)	—	—	—	—	(69,060)	(69,060)
Purchase of call options associated with stock repurchase program	—	—	(25,688)	—	—	—	(25,688)
Comprehensive income:
Net income	—	—	—	9,014	—	—	9,014
Change in fair value of derivative, net	—	—	—	—	1,617	—	1,617

Total comprehensive income							10,631

Balance at December 31, 2006	41,890	466	285,986	808,482	512	(108,047)	987,399
Exercise of stock options	144	1	1,805	—	—	—	1,806
Tax benefit from stock option exercises	—	—	3,257	—	—	—	3,257
Stock-based compensation, net	90	1	6,666	—	—	(43)	6,624
FIN 48 adjustment	—	—	—	108	—	—	108
Comprehensive loss:
Net loss	—	—	—	(578,531)	—	—	(578,531)
Change in fair value of derivative, net	—	—	—	—	(629)	—	(629)

Total comprehensive loss							(579,160)

Balance at December 31, 2007	42,124	$468	$297,714	$230,059	$(117)	$(108,090)	$420,034

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(578,531)	$9,014	$186,150
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Tax benefit relating to stock option exercises	3,257	1,513	3,490
Write-off of unamortized debt and premium issuance costs	7,705	—	3,508
Change in mark-to-market of derivatives	8,756	—	—
Deferred income taxes	(52,362)	(63,141)	5,872
Hurricane costs	—	—	7,583
Depreciation and amortization	28,422	30,264	20,420
Gain on sale of interest in joint venture	—	(2,622)	—
Gain on sale of property and equipment	(22,422)	(1,395)	(4,931)
(Earnings) losses from investment in joint ventures	(488)	603	1,386
Minority interests	(8,345)	(837)	4,537
Stock-based compensation expense	6,624	6,104	1,670
Asset impairment losses and land acquisition termination costs	341,904	121,516	—
Goodwill impairments	59,534	—	—
Impairment of investment in joint venture	10,748	—	—
Changes in assets and liabilities:
Restricted cash	21,675	65,815	51,591
Contracts receivable	911,222	(146,040)	(365,103)
Mortgage notes and accounts receivable	9,380	24,006	44,881
Real estate inventories	(210,113)	(372,669)	(58,288)
Distributions of earnings from joint ventures	1,043	3	300
Cash from consolidation of joint ventures	—	1,186	—
Other assets	(45,848)	11,891	(13,921)
Accounts payable and other liabilities	(121,232)	(46,269)	27,076
Customer deposits	(173,949)	(106,332)	70,227
Income taxes payable	906	(22,219)	4,608

Net cash provided by (used in) operating activities	197,886	(489,609)	(8,944)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(136,558)
Additions to property and equipment, net	(24,481)	(41,178)	(50,049)
Proceeds from sale of property and equipment	55,160	3,241	18,357
Proceeds from sale of interest in joint venture	—	3,625	—
Contributions to joint ventures	(134)	(13,836)	(376)
Distributions of capital from joint ventures	510	1,118	4,734

Net cash provided by (used in) investing activities	31,055	(47,030)	(163,892)

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	For the years ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Net borrowings (repayments) on senior secured revolving credit facility	$42,129	$409,796	$(96,680)
Proceeds from borrowing on senior secured term note	—	—	300,000
Repayment on senior secured term note	(37,500)	—	—
Proceeds from borrowings on mortgages and notes payable	526,327	437,633	501,452
Repayment of mortgages and notes payable	(590,490)	(276,498)	(475,972)
Proceeds from issuance of senior subordinated notes	—	—	200,000
Redemption of a portion of senior subordinated notes	—	(5,430)	(344,570)
Proceeds from issuance of junior subordinated notes	—	65,000	100,000
Debt amendment and/or issue costs	(16,379)	(4,423)	(7,866)
Advances from community development districts	—	—	31,562
Payments to community development districts	(6,161)	(1,620)	(15,484)
Distributions to minority interests	(1,728)	(9,056)	(3,620)
Proceeds from exercise of stock options	1,806	5,277	5,511
Purchase of treasury stock	—	(69,060)	(30,905)
Purchase of call options associated with common stock repurchase program	—	(25,688)	—

Net cash (used in) provided by financing activities	(81,996)	525,931	163,428

Net increase (decrease) in cash and cash equivalents	146,945	(10,708)	(9,408)
Cash and cash equivalents at beginning of year	41,876	52,584	61,992

Cash and cash equivalents at end of year	$188,821	$41,876	$52,584

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

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

2008 Estimated Cash Flow and Debt Compliance

At December 31, 2007, the report of Ernst & Young, our Independent Registered Public Accounting Firm, accompanying our audited financial statements included a “going concern” paragraph. Due to the “going concern” paragraph, we were not able to comply with the requirement to submit annual consolidated financial statements accompanied by a report and opinion that was not subject to a “going concern”, like qualification or exception under the Revolving Credit Facility, Term Loan and Tower Loan. The Company requested and obtained, on March 17, 2008, a waiver of this requirement from the lenders. In addition to the waivers, the Tower Loan was amended March 17, 2008 to provide for consistencies with the governing provisions of, as well as cross collateralization on a subordinate basis with the Term Loan and Revolving Credit Facility. The amendment also limits the Tower Loan to one further advance, which is to be funded on March 31, 2008.

Holders of our $125.0 million, 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) have an option of requiring us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. Pursuant to certain amendments in our Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, as amended (Revolving Credit Facility) and Senior Term Loan Agreement dated as of December 23, 2005, as amended (Term Loan) in January 2008, we will need to have sufficient liquidity after giving effect to, on a pro forma basis, the repurchase of the Convertible Notes. We do not anticipate having sufficient liquidity to satisfy bank covenant liquidity tests. In that event, we will be required to seek an amendment or waiver under the Revolving Credit Facility and Term Loan or from the Convertible Note holders or issue new securities in exchange for the Convertible Notes, or find another way to satisfy our obligations to repurchase the Convertible Notes. If we are unable to obtain an amendment or waiver, issue exchange securities, or otherwise satisfy our obligations to repurchase the Convertible Notes, the Convertible Note holders would have the right to exercise remedies specified in the Indenture, including accelerating the maturity of the Convertible Notes, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default on the Convertible Notes, it may

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation would have a material adverse effect on the solvency of the Company.

The Company is currently engaged in planning efforts to satisfy the option of the 4% holders that requires us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. These plans could include a range of alternatives including seeking an amendment or waiver under the Revolving Credit Facility and Term Loan or from the Convertible Note holders or issue a new security in exchange for or to refinance the Convertible Notes, or find another way to satisfy our obligations to repurchase the Convertible Notes. While Management is confident in the possibility of either reaching agreement with the holders of the Convertible Notes or obtaining alternative financing, acceptable terms of such agreements or financing may not be available and therefore there are no guaranties of successfully achieving such results.

During 2008, it is possible that we may not be able to comply with the amended covenants, limitations and restrictions under our Revolving Credit Facility or Term Loan. In that event, we will be required to seek an amendment or waiver from the lenders under our Revolving Credit Facility, Term Loan and/or Tower Loan. If we are unable to obtain an amendment or waiver, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company.

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

Revenue for tower and multi-family traditional homebuilding residences under construction is recognized on the percentage-of-completion method when the planned construction period is greater than one year. Revenue is recorded as a portion of the value of non-cancelable contracts when construction of each project is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund except for non-delivery of the residence, a substantial percentage of residences are under non-cancellable contracts, collectibility of the sales prices are reasonably assured and costs can be reasonably estimated. In accordance with paragraph 37 (e) of Statement of Financial Accounting Standards (SFAS) 66, Accounting for Sale of Real Estate, the ability to estimate aggregate sales proceeds of a condominium project is required in order to use the percentage-of-completion method of revenue and profit recognition. If this criterion is not met, proceeds shall be accounted for on the deposit method. We believe if changes, such as a rapid decline in the market, indicate that we can no longer estimate the sales proceeds or costs of a condominium project, (e.g., additional incentives will be required, the amount of which cannot be estimated), then we should no longer apply the percentage-of-completion method and any previously recognized profit should be evaluated for realizability based on evaluation of collectibility and impairment of the project.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. In accordance with the Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, changes in estimates of tower revenue and development costs are accounted for on a cumulative basis in the period that the change occurs. Our estimates of tower revenue and development costs are revised on a quarterly basis until a tower building is completed and delivered to unit owners. For the years ended December 31, 2007, 2006 and 2005, tower gross margin was impacted by approximately $40,400, $36,800 and $(1,200), respectively, as a result of tower construction cost increases, an increase in interest costs associated with increased tower construction cycle times and changes in insurance and other costs. The impact to net (loss) income for the years ended December 31, 2007, 2006 and 2005, was $24,590, $22,400 and $(735), respectively. The impact to diluted (loss) earnings per share for the years ended December 31, 2007, 2006 and 2005, was $.59, $.52 and $(.02), respectively. The percentage-of-completion method is applied when we meet the applicable requirements under SFAS 66, Accounting for Sales of Real Estate. Any amounts due under sales contracts, to the extent recognized as revenue are recorded as contracts receivable. Any sales after the residential building is completed are recorded as revenue on the completed contract method.

One of our projects is a tower containing 186 units and approximately 5,000 square foot of retail space that commenced construction in the fourth quarter 2005. At that time, all conditions of paragraph 37 of SFAS 66 were met and thus we recognized profit under the percentage-of-completion method. We continued use of the percentage-of-completion method through September 2007 and have recognized cumulative revenue and profit of $132,000 and $38,400, respectively. After relatively strong initial sales activity in late 2005 and early 2006 of 117 units, or 63% of total available units sold, there has been limited activity in the tower (one new order and two defaults) over the past 18 months. There are currently 116 contracts outstanding with an aggregate contracted value of $142,000, or $1,200 average selling price per unit. While the general real estate market, and specifically the Florida tower market, has deteriorated during the past two years, we determined that we had the ability to reasonably estimate the aggregate sales proceeds and costs of the tower project which supported the use of the percentage-of-completion method of revenue and profit recognition through September 2007.

As we approach completion of the tower project, scheduled for completion in March 2008, the following factors have led us to determine that we can no longer reasonably estimate aggregate sales proceeds for the project at this time:

•	further deterioration of the general real estate market;

•	further deterioration of the Florida tower market;

•	the Company has lowered pricing on most of its unsold finished tower inventory;

•	an overall tightening of credit availability for real estate financing;

•	discussions with existing contract holders evidencing significantly higher default expectations;

•	continued lack of interest from prospective buyers in the project.

In accordance with paragraph 37(e) of SFAS 66, the ability to estimate aggregate sales proceeds of a condominium project is required in order to use the percentage-of-completion method of revenue and profit recognition. If this criterion is not met, proceeds shall be accounted on the deposit method. We believe if changes, such as a rapid decline in the market, indicate we are no longer able to estimate the sales proceeds or costs of a condominium project, (e.g., additional incentives will be required, the amount of which cannot be estimated), we should no longer apply the percentage-of-completion method and any previously recognized profit should be evaluated for realizability based on evaluation of collectibility and impairment of the project.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

As a result of our inability to estimate the ultimate amount of aggregate sales proceeds of the tower project, we ceased the future use of percentage-of-completion accounting as of October 1, 2007, reserved 100% of the previously recognized cumulative profit totaling $38,438, and reverted to the deposit method of accounting. The accounting for units at closing will be determined by the facts and circumstances at that time ranging from the cost recovery method, if the collection of sales proceeds is not reasonably assured (paragraph 35 of SFAS 66), to full accrual method if all conditions of paragraph 5 of SFAS 66 are met.

Real estate services revenue primarily includes realty brokerage and title operations. Realty brokerage and title revenues are recognized upon closing of a sales contract. In June 2006, we sold our mortgage banking operations to a newly formed joint venture, WCI Mortgage LLC (See Note 2).

Revenues from amenity operations include the sale of equity memberships and marina slips, non-equity memberships, billed membership dues and fees for services provided. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales and the related cost of sales are initially recorded under the deposit or cost recovery method. Revenue recognition for each equity club program is reevaluated on a periodic basis based upon changes in circumstances. If we can demonstrate that it is likely we will recover proceeds in excess of remaining carrying value and no material contingencies exist, such as a developer rescission clause, the full accrual method is then applied. Non-refundable non-equity membership initiation fees represent initial payments for rights to use the amenity facilities. The non-equity membership initiation fees are deferred and amortized to amenity membership revenues over 20 years which represents the estimated average depreciable life of the amenity facilities. Dues are billed on an annual basis in advance and are recorded as deferred revenue and then recognized as revenue ratably over the term of the membership year. Revenues for services are recorded when the service is provided.

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

Contracts Receivable

Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. On a quarterly basis, we prepare an analysis for each specific tower and analyze each unit with respect to information we have that leads us to believe specific units are at risk of defaulting. Based on this analysis, actual defaults experienced at each tower location, and the current market environment, we estimate the number of defaults that may occur for future unit closings. This analysis requires us to make significant estimates and assumptions that affect the reported amounts in our financial statements. These estimates are subject to revision as additional information becomes available and actual defaults could differ materially from our estimates. At December 31, 2007 and 2006, respectively, our contracts receivable balance of $358,327 and $1,269,549 is net of an allowance of $11,039 and $18,297 for estimated losses due to potential customer defaults.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

For the year ended December 31, 2007, our aggregate tower unit default rate was approximately 24%, as compared to 7% for 2006, although certain individual towers experienced default rates in excess of 45% in 2007. Prior to 2006, our residential tower default rate had been approximately 1%-2% of total sold tower units. Due to the larger number of units in certain buildings, the weakness in the general real estate market, the current challenges that exist in the mortgage market and other individual circumstances, it has recently taken us significantly longer than expected to close sold units in our buildings.

The following table presents the activity in our contracts receivable reserve account.

	For the years ended December 31,
	2007	2006	2005
Contracts receivable reserve at beginning of period	$18,297	$5,658	$6,025
Increase to reserve	48,850	17,270	—
Defaults and other reductions	(56,108)	(4,631)	(367)

Contracts receivable reserve at end of period	$11,039	$18,297	$5,658

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

Impairment of long-lived assets held for use.    Inventory considered held for use is stated at the lower of cost or fair value in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. We record valuation adjustments on land inventory and related communities under development (including tower projects), and amenities considered held and used (classified as property, plant and equipment), when the carrying amount exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss shall be measured as the amount by which the carrying amount exceeds its fair value.

•

Current or Future Communities, including land under contract.    When the profitability of a current community deteriorates, the sales pace significantly declines or some other factor indicates a possible

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. Such indicators include gross margin or sales pace significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. We also consider potential changes to the product offerings in a community, including changes to the community amenities, and any alternative strategies for the land, such as the sale of the land either in whole or in parcels or lots. If the estimated future undiscounted cash flow is less than the asset’s carrying value, the asset is written down to its estimated current fair value. We determine estimated current fair value primarily by discounting the estimated future cash flow related to the asset. In estimating the cash flow for a community, we use various estimates such as (a) the expected annual sales pace to absorb the planned number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the community is located, competition within the market, and historical sales rates of the community or similar communities owned by us or historical sales rates of similar product offerings in the market; (b) the expected net sales prices in the short-term based upon current pricing estimates, as well as estimated increases in future sales prices based upon historical sales prices in the community or in similar communities owned by us or historical sales prices of similar product offerings in the market; (c) the expected costs to be expended in the future, including, but not limited to, land and land development, home construction, construction overhead, sales and marketing, real estate taxes, community association costs, and interest costs expected to be capitalized. We evaluate land held for future communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. The evaluation involves the same types of estimates described above as well as an evaluation of the regulatory environment in which the land is located and the estimated costs and probability of obtaining the necessary approvals. Based upon this review, we decide (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as previously planned or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized are recoverable or should be written off.

Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flows. The discount rate used in determining each community’s fair value depends on the stage of development, location and other specific factors that increase or decrease the risks associated with the estimated cash flows. The discount rates that we used in the determination of fair values ranged from 12%-18%.

Impairment of long-lived assets to be disposed of.    Inventory considered held for sale is stated at the lower of cost or fair value, less costs to sell in accordance with SFAS 144. We record valuation adjustments on completed inventories of tower units and traditional homes, and investments in amenities when the cost exceeds fair value, less costs to sell. Our estimated selling costs are based on recent experience, which ranges from 5%-7% of sales prices and includes selling commissions, sales, marketing and closing costs.

•

Completed Inventory.    When the profitability of our completed traditional homes and tower units deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the assets, we further estimate the assets’ fair values. Such assets are considered held for sale and the assets’ fair values are determined primarily by discounting the estimated future cash flows related to the asset. In estimating the cash flows for completed homes and tower units, we

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the specific community or the estimated impact of our pricing reductions and sales incentives; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated increases in future sales prices based upon historical sales prices of the units within the specific community or in similar communities owned by us or historical sales prices of similar product offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. The discount rates that we used in the determination of fair values ranged from 8%-12%.

•

Investments in Amenities.    When the underlying recreational amenity is substantially complete and available for its intended use, we consider the asset held for sale. When the profitability of our equity club membership sales deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the recreational amenity assets, the assets’ fair values are determined primarily by discounting the estimated future cash flows specifically related to membership sales and asset development expenditures. In estimating the cash flows, we use various estimates such as (a) sales pace to absorb the number of memberships based upon economic conditions that may have either a short-term or long-term impact on the market in which the assets are located, competition within the market, historical sales rates of the memberships for the specific amenity or the estimated impact of our pricing reductions and sales incentives; (b) net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the memberships for the specific recreational amenity or in similar recreational amenities owned by us or historical sales prices of similar membership offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the memberships and related estimated cash flows. The discount rates that we used in the determination of fair values ranged from 10%-14%.

Due to uncertainties used in the estimation process, the significant volatility in demand for new housing and luxury golf and marina memberships, and the long life cycles of many of our communities, actual results could significantly differ from our estimates.

Capitalized Interest and Real Estate Taxes

Interest and real estate taxes incurred relating to land under development and construction of homes and tower residences are capitalized to real estate inventories during the active development period. As prescribed by SFAS 34 Capitalization of Interest Cost, we include the underlying developed land costs in our calculation of capitalized interest for tower residences under construction, and include the underlying developed land costs and in-process homebuilding costs in our calculation of capitalized interest for traditional homes under construction. Capitalization ceases upon substantial completion of each home or tower.

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

The following table is a summary of interest expense, net, and real estate taxes, net:

	For the years ended December 31,
	2007	2006	2005
Total interest incurred	$149,346	$128,964	$106,859
Debt issue cost amortization	4,879	3,356	3,788
Interest capitalized	(63,243)	(96,720)	(74,831)

Interest expense, net	$90,982	$35,600	$35,816

Previously capitalized interest included in cost of sales	$36,218	$74,030	$73,070

Real estate taxes incurred	$28,660	$27,556	$22,613
Real estate taxes capitalized	(3,882)	(10,225)	(8,012)

Real estate taxes, net	$24,778	$17,331	$14,601

Previously capitalized real estate taxes included in cost of sales	$4,665	$7,182	$6,065

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

The following table presents the activity in our warranty liability account included in accounts payable and other liabilities.

	For the years ended December 31,
	2007	2006	2005
Warranty liability at beginning of year	$20,110	$18,578	$10,752
Company acquisition	—	—	745
Warranty costs accrued and incurred	8,293	10,299	16,695
Warranty costs paid	(9,258)	(8,767)	(9,614)

Warranty liability at end of year	$19,145	$20,110	$18,578

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid instruments with an original purchased maturity of three months or less as cash equivalents. Restricted cash consists principally of escrow accounts representing customer deposits restricted as to use. Cash as of December 31, 2007 and 2006 included $9,602 and $41,845, respectively, of amounts in transit from title companies for transactions closed at or near year-end.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

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

Included in our property and equipment are recreational amenity assets that are considered held and used. With respect to these assets, if events or changes in circumstances, such as a significant decline in membership or membership pricing, significant increases in operating costs, or changes in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Our analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows, such as the sale of the asset. These cash flows are estimated based on various assumptions that are subject to economic and market uncertainties including, among others, demand for golf and marina club memberships, competition within the market, changes in membership pricing and costs to operate each property. If the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. We estimate the fair value by using discounted cash flow analysis.

Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements, which extend useful lives, are capitalized.

Other Assets

Other assets primarily consist of prepaid expenses, community development district amounts, acquisition deposits and debt issue costs. Debt issue costs, principally loan origination and related fees, are deferred and amortized over the life of the respective debt using the straight-line method, which approximates the effective interest method. See the Consolidated Statements of Operations for expenses related to debt amendments and early repayment of debt.

Goodwill and Other Intangible Assets

Goodwill represents the excess of our cost of business operations acquired over the fair value of identifiable assets acquired net of liabilities assumed. SFAS 142, Goodwill and Other Intangible Assets provides guidance on accounting for intangible assets and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually. Evaluating goodwill for impairment involves the determination of the fair value and the carrying value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by our management on a regular basis. Inherent in the determination of fair value of reporting units are certain estimates and judgments, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. We typically use an income approach to determine the fair value of our reporting units when performing our impairment test of goodwill in accordance with SFAS 142. The income approach establishes fair value by methods which discount or capitalize earnings and/or cash flow by a discount or capitalization rate that reflects market rate of return expectations, market

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

conditions and the risk of the relative investment. If the fair value of a reporting unit is less than the carrying value of the reporting unit, an impairment would be recorded. In determining the fair value of our reporting units under the income approach, our expected cash flows are affected by various assumptions. The most significant assumptions affecting our expected cash flows are the discount rate, projected revenue growth rate and costs of development.

We review goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS 142. Our 2007 goodwill impairment charges of approximately $59,534 were comprised of approximately $38,073 related to specific homebuilding acquisitions made during the years 2004-2005, and approximately $21,462 related to our homebuilding and amenities operations in Florida. Our real estate services goodwill was considered not impaired based on our estimated fair values of the reporting units exceeding the carrying value of those reporting units.

The components of our goodwill are as follows:

	Homebuilding	Amenity membership and operations	Real estate services	Total
Balance as of December 31, 2004	$38,091	$5,364	$8,112	$51,567
Goodwill acquired during the year	14,104	—	622	14,726

Balance as of December 31, 2005	52,195	5,364	8,734	66,293
Goodwill acquired during the year, net of retirements	1,975	—	830	2,805

Balance as of December 31, 2006	54,170	5,364	9,564	69,098
Goodwill acquired during the year, net of retirements	—	—	98	98
Impairment losses	(54,170)	(5,364)	—	(59,534)

Balance as of December 31, 2007	$—	$—	$9,662	$9,662

We have identifiable intangible assets with estimated finite useful lives ranging from 4 to 5 years. In April 2007, approximately $6,450 of our intangible assets were written off against the gain on the sale of certain amenity facilities. These assets were acquired through acquisitions and are being amortized on the straight-line basis over their estimated useful lives and had accumulated amortization of $726 and $2,815 at December 31, 2007 and 2006, respectively. We amortized $501, $624 and $380 for the years ended December 31, 2007, 2006 and 2005, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

2008	$395
2009	392
2010	336
2011	60
2012	—

$1,183

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

Accounts Payable and Other Liabilities

Accounts payable and other liabilities primarily consist of the following:

	December 31,
	2007	2006
Accounts payable	$73,585	$135,002
Accrued bonuses	1,354	2,564
Accrued interest	15,901	15,853
Accrued real estate taxes	23,901	16,668
Contract retainage	18,602	56,295
Warranty liabilities	19,145	20,110
Escrow liabilities	1,808	13,582
Deferred income	46,307	44,676
Other liabilities	41,387	43,934

	$241,990	$348,684

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

We have an interest rate swap agreement with a counterparty that is a major financial institution. The swap agreement effectively fixed the variable rate cash flows on our $300,000 senior term note for the entire 5-year term (See Note 11). The interest rate swap agreement expires December 2010. The swap agreement was designated as a cash flow hedge. For the years ended December 31, 2006 and 2005, we recognized a cumulative net unrealized gain of $803 and a loss of $1,826, respectively, on our interest rate swap which were included in other comprehensive income, net of taxes, and the related asset was included in other assets. The fair value of the interest rate swap agreement was estimated based on quoted market rates of similar financial instruments. The related gains or losses were recorded in shareholders’ equity as accumulated other comprehensive income or loss. On August 17, 2007, we amended the senior term note agreement, which required us to reduce the balance to $262,500 and increased the interest rate. As a result, the underlying terms of the interest swap agreement no longer effectively matched the terms of the senior term note and we removed the designation of the swap agreement as a cash flow hedge. Subsequent changes in the fair value of the swap agreement are reflected in other income and expense in the consolidated statements of income. At December 31, 2007, the fair value of the swap agreement of $(9,646) is reflected in other liabilities in the consolidated balance sheet. Amounts to be received or paid as a result of the swap agreement are recognized as adjustments to interest incurred on the related debt instrument.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, mortgage notes and accounts receivable, accounts payable and contract retainage, customer deposits, senior unsecured credit facilities, senior unsecured term note, mortgage and notes payable, community development district obligations, senior and junior subordinated debt and contingent convertible senior subordinated debt. For financial instruments other than senior subordinated debt and other fixed rate debt, the carrying amounts approximate their fair value because of their short maturity and in some cases because they bear interest at market rates. The estimated fair value based upon dealer quotes, of senior subordinated debt, convertible debt junior subordinated debt and other fixed rate debt was $441,317 and $760,363 at December 31, 2007 and 2006, respectively.

Advertising Costs

Advertising costs consists primarily of television, radio, newspaper, direct mail, billboard, brochures and other media advertising programs. We expense advertising costs as incurred to selling, general and administrative costs. Tangible advertising costs such as architectural models and visual displays are capitalized to property and equipment or real estate inventories. Advertising expense was approximately $17,964, $31,577, and $34,313 for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

We account for income taxes in accordance SFAS 109, Accounting for Income Taxes. This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We assess our deferred tax assets quarterly to determine if valuation allowances are required. See Note 18 for further discussion of the valuation allowances recorded in 2007.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from these estimates.

As a result of the implementation of FIN 48, we recognized a $108 benefit as of January 1, 2007 related to unrecognized tax benefits. The charge was reflected as an increase of beginning retained earnings as of January 1, 2007.

Stock-Based Compensation

At December 31, 2007, we have two stock incentive plans, which are described more fully in Note 19. Prior to January 1, 2006, we accounted for stock-based awards granted under the plans in accordance with the

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123 Accounting for Stock-Based Compensation. Compensation expense related to stock options was not recognized in our condensed consolidated statement of operations prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation expense recognized subsequent to January 1, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

On November 10, 2005, the FASB issued FASB Staff Position SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool. After evaluating SFAS 123(R)-3 we chose to elect the simplified method, and established our beginning pool balance using the short form method of SFAS 123R. No impact on net income resulted from our adoption of same.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, if we had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under our share-based payment plans. For the purposes of providing this pro forma disclosure, we estimated the fair value of options using a lattice option pricing model in 2005 and the Black-Scholes option pricing model for grants prior to 2005.

For the year ended December 31, 2005

Net income:
As reported	$186,150
Add: Stock-based compensation expense included in reported net income, net of tax	1,018
Less: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax	(4,205)

Pro forma	$182,963

Earnings per share:
As reported
Basic	$4.15
Diluted	$4.00
Pro forma
Basic	$4.08
Diluted	$3.96

Employee Benefit Plan

Company employees who meet certain requirements as to age and service are eligible to participate in our 401(k) benefit plan. For the years ended December 31, 2007, 2006 and 2005, our expenses related to the plan were $2,356, $3,083, and $3,107, respectively.

Shareholders’ Equity

In addition to common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. On August 9, 2005, our Board of Directors authorized the purchase of 1,000 shares of our common stock. All shares authorized under the repurchase program were repurchased by August 26, 2005, at an average price of $30.91 per share. In October 2005, our Board of Directors authorized the repurchase of up to 5,000 shares of our common stock from time to time based upon certain parameters. In September 2006, our Board of Directors approved the repurchase of an additional 3,000 shares. During the year ended December 31, 2006, we repurchased 3,000 shares at an average price of $23.02 per share. During the year ended December 31, 2007, we received approximately 7 shares to satisfy employees tax liability on shares issued in conjunction with our stock-based compensation program.

During the fourth quarter of 2006, we invested $25,700 of equity in capped call options that gave us the right to repurchase up to 5,000 shares of our common stock at an average price of $13.63. Alternatively if the share price was above the exercise price, we had the right to choose to settle the contracts in cash, in which case

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

we would have received payment of the difference between the share price at the maturity date and an average exercise price of $13.63 subject to a cap. Finally, under certain circumstances, the contracts terminated prior to its scheduled expiration date. In that event, if the share price exceeds the exercise price, we were to receive a cash payment based on a formula that takes into account the spread between the share price and the exercise price and the length of time between termination and maturity of the contracts. The contracts expired in 2007 with no value to the Company.

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

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, as defined in the Rights Agreement, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right and payment of the Purchase Price, that number of shares of Common Stock having a market value of two times the Purchase Price, as defined in the Rights Agreement. If the Rights are exercised the economic interests and voting rights of any Acquiring Person will be substantially diluted.

The Rights will expire on January 30, 2009 (the Final Expiration Date), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by us, as defined in the Rights Agreement. The Rights are not exercisable until a person or group of affiliated or associated persons has acquired beneficial ownership of 15%, which was amended to 16% on February 27, 2007 and further amended to 25% on August 20, 2007, or more of the outstanding shares of common stock (other than any existing shareholder who, as of January 30, 2007, beneficially owns more than such percentage, which existing shareholder will be precluded from acquiring any additional shares of common stock). Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. A more detailed description of the terms of the Rights is set forth in the Rights Agreement and the First and Second amendments thereto, which are incorporated as exhibits to this Annual Report on Form 10-K.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options and convertible notes. Options to purchase common stock, restricted stock units and performance stock grants totaling 3,906, 1,879 and 591 shares were excluded from the computation of diluted weighted average shares outstanding for 2007, 2006 and 2005, respectively, due to their antidilutive effect. Approximately 4,534 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the years ended 2007 and 2006 due to their antidilutive effect.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

Information pertaining to the calculation of earnings per share for each of the three years ended December 31 is as follows:

	2007	2006	2005
Basic weighted average shares outstanding	42,001	42,629	44,805
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	—	820	1,411
Contingent convertible senior subordinated notes	—	—	363

Diluted weighted average shares outstanding	42,001	43,449	46,579

Consolidated Statement of Cash Flows—Supplemental Disclosures

	For the years ended December 31,
	2007	2006	2005
Interest paid (net of amount capitalized)	$83,280	$27,839	$37,740

Income taxes paid, net	$8,346	$84,315	$86,060

Non-monetary transactions during 2007, 2006 and 2005:

	2007	2006	2005
Notes payable in connection with land acquisitions	$—	$—	$17,638
Performance obligation in connection with land acquisition	—	—	6,365
Community development district obligations assumed by end user	7,281	9,297	7,784
Change in community development district obligations	13,791	4,400	20,019
Note payable in connection with acquisition	—	—	9,194

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The statement requires prospective application except for certain financial instruments which will require a limited form of retrospective application. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 7, 2007, and interim periods within those fiscal years. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (FSP) SFAS 157-b (FSP 157-b), which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. We will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-8, Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums. EITF 06-8 provides guidance in assessing the collectibility of the sales price which is required in order to recognize profit under the

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

percentage-of-completion method pursuant to SFAS 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS 66 would be met by requiring the buyer to either (a) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (b) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregated deposit meets the required investment tests for the duration of the construction period. EITF 06-8 will be effective for the first reporting period in fiscal years beginning after March 15, 2007 and early adoption is permitted. Accounting for sales of condominiums not consistent with EITF 06-8 would require a cumulative-effect adjustment to retained earnings in the period of adoption. We do not expect EITF 06-8 to have a material impact on our consolidated financial position, results of operations, or cash flows. We believe that we will be required, in most cases, to collect additional deposits from the buyer in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of Issue 06-8, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS 66 and EITF 06-8 have been met.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115. SFAS 159 allows entities to choose to measure eligible items at fair value at specified election dates and expands disclosure about fair value measurements. Early adoption is permitted provided the provisions of SFAS 157 are also applied. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The impact on our financial statements for that period has not yet been determined.

In December 2007, the FASB issued SFAS 141R, Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for both public and private companies for fiscal years beginning on of after December 15, 2008. SFAS 141R will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. Early adoption is prohibited for both standards. The impact on our financial statements for that period has not yet been determined.

Proposed Accounting Pronouncement

In August 2007, the FASB proposed FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The proposed FSP APB 14-a specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate on the instrument's issuance date when interest cost is recognized in subsequent periods. Our 2003 4.0% contingent convertible senior subordinated notes due August 5, 2023 are within the scope of the proposed FSP APB 14-a. If FSP APB 14-a is issued as proposed, we would be required to record the debt portions of our 4.0% contingent convertible senior subordinated notes at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt; however, there would be no effect on our cash interest payments. As

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

currently proposed, FSP APB 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and would be applied retrospectively to all periods presented. FSP APB 14-a is currently in redeliberation with the FASB following the end of its comment period in October 2007. The final content and effective date of the FSP APB 14-a are dependent upon future FASB action on this matter.

Concentration Risks

Approximately 70% of our total revenues are generated from our Florida operations, with our Mid-Atlantic United States (Mid-Atlantic U.S.) and the Northeast United States (Northeast U.S.) markets comprising the remaining revenues. Consequently, any significant economic downturn in the Florida, Mid-Atlantic U.S. and Northeast U.S. markets could potentially have an effect on our business, results of operations and financial condition.

2.	Segment Information

We operate in three principal business segments: Tower Homebuilding, Traditional Homebuilding, which includes sales of lots, and Real Estate Services, which includes real estate brokerage and title operations. The reportable segments are each managed separately because they provide distinct products or services with different productions processes. Land Sales and Amenity Membership and Operations and Other have been disclosed for purposes of additional analysis. In June 2006, we sold our mortgage banking operations, formerly operated under the business name of Financial Resources Group, Inc. to a newly formed joint venture, WCI Mortgage LLC. In conjunction with the formation of WCI Mortgage LLC, we sold a 50.1% interest in the newly formed company to Wells Fargo Ventures, LLC. WCI Mortgage LLC began originating and funding mortgage loans for our new home and re-sale customers beginning in the third quarter of 2006. For the year ended December 31, 2006, we recorded a gain on the sale of the ownership interest of $2,622. Our investment in WCI Mortgage LLC is accounted for using the equity method in our financial statements.

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

Year ended December 31, 2007	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$35,385	$695,936	$16,444	$91,840	$78,625	$18,146	$936,376
Gross margin	(237,377)	(50,048)	(1,224)	2,404	(29,102)	9,513	$(305,834)
Previously capitalized interest included in cost of sales	10,426	24,135	1,207	—	(230)	680	$36,218

Year ended December 31, 2006	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$729,516	$1,068,393	$38,093	$109,421	$87,423	$11,739	$2,044,585
Gross margin	139,816	113,339	6,402	5,431	(26,126)	6,789	$245,651
Previously capitalized interest included in cost of sales	42,918	27,680	3,220	—	22	190	$74,030

Year ended December 31, 2005	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$1,035,747	$1,181,678	$31,328	$156,740	$77,825	$110,330	$2,593,648
Gross margin	269,255	215,959	8,628	24,271	(7,915)	84,513	594,711
Previously capitalized interest included in cost of sales	38,166	26,980	2,585	—	69	5,270	73,070

See the consolidated statements of operations for a reconciliation of gross margin to income before minority interests and income taxes for the years ended December 31, 2007, 2006 and 2005.

3.	Asset Impairments and Write Offs

The weakened market conditions that arose during late 2005 have persisted through 2006 and 2007 and resulted in lower than expected net new orders, revenues and gross margins and higher than expected cancellation rates. As a result, certain of our inventories and other long-lived assets were tested for impairment and we recorded asset impairment losses of approximately $319,040 and $98,155 for the years ended December 31, 2007 and 2006, respectively.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

The following table quantifies our impairments for each of our inventory components:

	December 31,
(In Thousands)	2007	2006
Land and land improvements	$136,247	$86,034
Investments in amenities	19,800	4,501
Work in progress:
Towers	44,195	—
Homes	14,453	577
Completed inventories:
Towers	69,080	—
Homes	35,265	7,043

Total impairments	$319,040	$98,155

At December 31, 2007, the net carrying value of our inventories was approximately $1,848,309, with approximately 40% carried at fair value due to the previously recorded valuation adjustments.

In the event that market conditions or the Company’s operations deteriorate in the future, or current difficult market conditions extend beyond our expectations, including, but not limited to, a further decline in sales prices, reduced absorption of units in inventory, increased defaults or cancellations of tower unit and traditional home contracts, or increased costs of development, additional impairments may be necessary and any such charges could be significant.

Write-off of deposits and other costs

We evaluate deposits and other costs related to land option contracts for recoverability and write-off such deposits and others costs when it is no longer probable that we will pursue the purchase as originally planned. These decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the purchase agreement, the timing of required land purchases, and other factors. We wrote off approximately $22,864 and $41,363 for the years ended December 31, 2007 and 2006, respectively related to forfeited deposits and other costs associated with the termination or probable termination of land option contracts. There were no significant impairments or write offs recorded in 2005.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

Valuation adjustments and land purchase deposit write-offs by geographic market:

	For the years ended December 31,
Inventory valuation adjustments	2007	2006	2005
Traditional homebuilding:
Florida	$122,059	$91,275	$—
Northeast	13,672	912	—
Mid-Atlantic	3,234	1,467	—

Tower homebuilding:
Florida	159,187	—	—
Northeast	—	—	—
Mid-Atlantic	—	—	—

Real estate services	—	—	—
Amenity membership and operations and other	19,800	4,501	—
Land sales	1,088	—	—

Total	$319,040	$98,155	$—

	For the years ended December 31,
Deposits and other related costs	2007	2006	2005
Traditional homebuilding:
Florida	$704	$20,826	$—
Northeast	9,940	1,323	—
Mid-Atlantic	25	4,175	—

Tower homebuilding:
Florida	11,735	581	—
Northeast	—	—	—
Mid-Atlantic	—	—	—

Real estate services	—	—	—
Amenity membership and operations and other	460	—	—
Land sales	—	14,458	—

Total	$22,864	$41,363	$—

4.	Discontinued Operations

In April 2007, we sold a non-golf recreational facility for $47,500 (excluding closing costs) and recorded a pre-tax gain of approximately $20,100. In November 2007, we sold a non-golf amenity club for $8,220 (excluding closing costs) and recorded a pre-tax gain of approximately $2,350. In accordance with SFAS 144, the sale of the amenities qualifies as discontinued operations, and accordingly, we have reported the results of operations in discontinued operations in the accompanying condensed consolidated statements of income for all periods presented.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

The results from discontinued operations were as follows:

	For the years ended December 31,
	2007	2006	2005
Revenue	$4,580	$9,114	$8,163
Gross margin	1,931	4,728	4,008
Gain on sale of facility	22,422	—	—
Income tax expense	8,374	1,848	1,567
Net income from discontinued operations	15,979	2,879	2,441

5.	Mortgage Notes and Accounts Receivable

Mortgage notes and accounts receivable are summarized as follows:

	December 31,
	2007	2006
Accounts receivable	$18,544	$22,249
Mortgage notes receivable	594	6,269

	$19,138	$28,518

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

6.	Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,
	2007	2006
Land and land improvements	$834,178	$947,669
Investments in amenities	123,807	86,905
Work in progress:
Towers	322,659	278,703
Homes	153,487	375,652
Completed inventories:
Towers	180,300	47,045
Homes	233,878	219,819

Total real estate inventories	$1,848,309	$1,955,793

Work in progress includes tower units and homes that are finished, sold and ready for delivery. Work in progress also includes unsold tower units and homes in various stages of construction and tower land in the initial stages of site planning and tower design. Completed inventories consist of model homes used to facilitate sales

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

and tower units and homes that were not subject to a sales contract. Including model homes, we had 477 and 403 completed single- and multi-family homes at December 31, 2007 and 2006, respectively. We had 391 and 71 completed tower residences at December 31, 2007 and 2006, respectively.

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

Under the provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of December 31, 2007, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

Not all of our land and lot purchase arrangements are with VIEs. In those circumstances when we enter into a contractual arrangement to acquire lots under a lot option take-down arrangement with an entity that is determined not to be a VIE, we evaluate the terms of the arrangement under SFAS 49, Product Financing Arrangements. We will evaluate both quantitative and qualitative factors in evaluating each lot purchase arrangement as to whether we would be compelled to exercise the option and, if so we would record the option amount as “land not owned” with a corresponding liability, although we have no contractual obligation for specific performance. Generally, our exposure to loss under these arrangements is limited to the deposit and any other payments due to the landowner upon default of the option and all other pre-development costs which is less than the amount that may be recorded on the balance sheet. As of December 31, 2007 and 2006, we did not have any material lot purchase arrangements in which we were compelled to exercise the option.

As of December 31, 2007, we had land and lot option contracts aggregating $76,321, net of deposits, to acquire approximately five hundred acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $16,500, at December 31, 2007.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

8.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (in years)	December 31,
		2007	2006
General corporate facilities:
Land and improvements	10 to 15	$1,611	$1,919
Buildings and improvements	5 to 40	23,554	31,849
Furniture, fixtures and equipment	2 to 15	54,276	52,332
Assets under construction	—	77	2,277

		79,518	88,377

Amenities:
Land and improvements	10 to 15	135,452	141,849
Buildings and improvements	5 to 40	86,218	89,878
Furniture, fixtures and equipment	2 to 15	16,701	18,294
Marinas and docks	5 to 20	353	9,735
Assets under construction	—	8,705	9,257

Total amenities		247,429	269,013

		326,947	357,390
Less accumulated depreciation		(90,518)	(82,670)

Property and equipment, net		$236,429	$274,720

9.	Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures, which are not considered variable interest entities, represent our ownership interest in real estate limited partnerships and are accounted for under the equity method when we have less than a controlling interest, have substantive participating rights or we are not the primary beneficiary as defined in FIN 46R. At December 31, 2007 investments in unconsolidated joint ventures consists of the following:

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18). A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The evaluation of our investments in unconsolidated entities includes two critical assumptions: (1) projected future distributions from the unconsolidated entities and (2) discount rates applied to the future distributions. Our assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities in accordance with SFAS 144. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, our proportionate share is reflected in equity in earnings (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities.

During the year ended December 31, 2007, we recorded approximately $10,748 of valuation adjustments to our investments in unconsolidated entities in accordance with APB 18. The Company did not record any adjustments to its investments in unconsolidated entities related to SFAS 144 or APB 18 during 2006 or 2005. These valuation adjustments were calculated based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions change.

Our share of net earnings (loss) is based upon our ownership interest. We may be required to make additional cash contributions to the ventures, pursuant to the venture agreements, to avoid the loss of all or part of our interest in such ventures. At December 31, 2007, Renaissance at Woodlands had obtained third party financing of $20,500 of which approximately $9,948 was outstanding. Under the terms of the debt agreement, we provide a joint and several guarantee up to 60% of the principal amount outstanding. Although the majority of our joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

The basis differences between our investments in joint ventures and the equity in underlying net assets are primarily attributable to acquisition purchase accounting, agreed upon values among the Partners for contributed assets, deferred development fees and other basis differences. At December 31, 2007 and 2006, our basis in net partnership assets is less than our capital on the partnerships’ books by $1,594 and $1,725, respectively. The basis differences are realized by us primarily as the joint ventures sell underlying assets. The aggregate condensed financial information reflects the financial information of the unconsolidated joint ventures and is summarized as follows:

	December 31,
	2007	2006
Assets
Real estate inventories	$92,891	$85,676
Club facilities, property and equipment, net	18	17
Other assets	21,484	23,985

Total assets	$114,393	$109,678

Liabilities and Partners’ Capital
Total liabilities	$22,294	$31,043
Capital—other partners	56,345	42,607
Capital—the Company	35,754	36,028

Total liabilities and partners’ capital	$114,393	$109,678

	For the years ended December 31,
	2007	2006	2005
Combined Results of Operations
Revenues	$33,277	$25,681	$39,935

Net income (loss)	$2,574	$(1,511)	$(428)

10.	Senior Secured Revolving Credit Facility

In June 2006, we entered into a new senior unsecured revolving credit agreement (the Revolving Credit Facility). The Revolving Credit Facility provided for a $930,000 revolving loan and matures June 2010, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. In April 2007 and August 2007, simultaneously with the amendment of the senior secured term note (the Term Loan), the Revolving Credit Facility was amended to reduce the borrowing capacity and modify certain financial and operational covenants. We also agreed to provide the lenders under the Revolving Credit Facility with mortgages and other security documents covering substantially all of our unsecured assets as security and to obtain appraisals and other property-specific reports. In addition, the lenders under the Revolving Credit Facility agreed to waive existing prohibitions on a defined Change of Control to accommodate the change in the membership of our Board of Directors. The Revolving Credit Facility allows an allocation of the unused balance for issuance of a maximum of $280,000 of stand-by letters of credit of which $53,729 is outstanding at December 31, 2007. At September 30, 2007, we failed to comply with the minimum EBITDA to Fixed Charges ratio as defined in the August 2007 amendment and we requested and received a limited waiver of default from the lenders under the Revolving Credit Facility in November 2007. Pursuant to the terms of the waiver the interest rate increased to the

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

lender’s prime rate plus 2.00% or the Eurodollar base rate plus 3.50%, payable in arrears. At December 31, 2007, $150,000 and $395,975 of our outstanding balance under the Revolving Credit Facility was accruing interest at 9.25% and 8.10%, respectively.

On January 16, 2008, we simultaneously further amended the Revolving Credit Facility and the Senior Secured Term Loan. This amendment provides for, among other things, a waiver of the EBITDA to Fixed Charges ratio for the quarters ending September 30, 2007 and December 31, 2007, and waiver of the Leverage Ratio for the quarter ending December 31, 2007. The borrowing capacity under the Revolving Credit Facility was reduced from $700,000 (under the August 2007 amendment) to $675,000 effective January 16, 2008, with subsequent reductions to $650,000 on February 28, 2008, to $600,000 on July 1, 2008 and to $550,000 on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Revolving Credit Facility. The amendment converted $250,000 of the outstanding obligations to non-revolving status. The interest rate is the Eurodollar base rate plus 5.25% or the lender’s prime rate plus 3.75%. The interest rate can be increased up to 25 basis points based on the Adjusted Tangible Net Worth and the Leverage Ratio, as set forth below. The revised Revolving Credit Facility contains modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction under the Revolving Credit Facility. The principal financial covenant modifications include the following, as defined:

(1)	The Leverage Ratio (Debt to Adjusted Tangible Net Worth) is waived as of December 31, 2007 and cannot be greater than 3.5x at March 31, 2008. The definition of Adjusted Tangible Net Worth (ATNW) is amended for certain purposes to add back non-cash impairment charges and any deferred tax asset impairment charges.

(2)	Through June 30, 2009 the existing minimum coverage ratio requirement for EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash income and expenses) to Fixed Charges will be replaced with an alternative test which requires the ratio of Cash Flow from Operations to Debt Service cannot be less than 2.15x if both (a) EBITDA to Fixed Charges is less than .5x and (b) the sum of Unrestricted Cash plus available Committed Loans is less than $125,000. Beginning July 1, 2009, EBITDA to Fixed Charges cannot be less than 1.50x at September 30, 2009, 1.75x at December 31, 2009, and 2.0x thereafter.

(3)	The covenant limiting the number of Unsold Units financed under the Revolving Credit Facility to 35% of trailing twelve months closed homebuilding units is suspended through September 30, 2008.

11.	Senior Secured Term Loan

In December 2005, we entered into a $300,000 senior unsecured term note (the Term Loan). The Term Loan is a senior obligation guaranteed by all significant operating subsidiaries of the Company, and is cross-defaulted with our Revolving Credit Facility. The proceeds of the Term Loan were used to repurchase a portion of our outstanding 10-5/8% Senior Subordinated Notes due 2011. The Term Loan matures December 2010. We may prepay the Term Loan, in whole or in part, at any time without fees or penalty. Simultaneous with the closing of the Term Loan, we executed a swap agreement that effectively fixes the interest rate on the borrowing at 6.9% for the entire term of the Term Loan. The Term Loan contains customary covenants, including covenants that, in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of substantially all of our assets, and that require us to maintain specified financial ratios and satisfy financial condition tests. In June 2006, the Term Loan was amended to conform certain terms and covenants to

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

those of the Revolving Credit Facility. In April 2007 and August 2007, simultaneously with the amendment of the Revolving Credit Facility, the Term Loan was amended to reduce the borrowing capacity and modify certain financial and operational covenants. We also agreed to provide the lenders under the Term Loan with mortgages and other security documents covering substantially all of our unsecured assets as security and to obtain appraisals and other property-specific reports. In addition, the lenders under the Term Loan agreed to waive existing prohibitions on a defined Change of Control to accommodate the change in the membership of our Board of Directors. At September 30, 2007, we failed to comply with the minimum EBITDA to Fixed Charges ratio as defined in the August 2007 amendment and we requested and received a limited waiver of default from the lenders under the Term Loan in November 2007. Pursuant to the terms of the waiver the interest rate increased to the LIBOR base rate plus 4.00% (8.60% at December 31, 2007), payable in arrears.

On January 16, 2008, we further simultaneously amended the Term Loan and the Revolving Credit Facility. This amendment provides for, among other things, a waiver of the EBITDA to Fixed Charges ratio for the quarters ending September 30, 2007 and December 31, 2007, and waiver of the Leverage Ratio for the quarter ending December 31, 2007. The borrowing capacity under the Term Note was reduced from $262,500 (under the August 2007 amendment) to $253,125 effective January 16, 2008, with subsequent reductions to $243,750 on February 28, 2008, to $225,000 on July 1, 2008 and to $206,250 on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Term Note. The interest rate is LIBOR base rate plus 5.25%. The interest rate can be increased up to 25 basis points based on the ATNW and the Leverage Ratio, as set forth below. The revised Term Loan contains modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction under the Term Loan. The principal financial covenant modifications include the following, as defined:

(1)	The Leverage Ratio (Debt to Adjusted Tangible Net Worth) is waived as of December 31, 2007 and cannot be greater than 3.5x at March 31, 2008. The definition of Adjusted Tangible Net Worth (ATNW) is amended for certain purposes to add back non-cash impairment charges and any deferred tax asset impairment charges.

(2)	Through June 30, 2009 the existing minimum coverage ratio requirement for EBITDA (earnings before interest, taxes, depreciation, amortization and other non-cash income and expenses) to Fixed Charges will be replaced with an alternative test which requires the ratio of Cash Flow from Operations to Debt Service cannot be less than 2.15x if both (a) EBITDA to Fixed Charges is less than .5x and (b) the sum of Unrestricted Cash plus available Committed Loans is less than $125,000. Beginning July 1, 2009, EBITDA to Fixed Charges cannot be less than 1.50x at September 30, 2009, 1.75x at December 31, 2009, and 2.0x thereafter.

(3)	The covenant limiting the number of Unsold Units financed under the Term Loan to 35% of trailing twelve months closed homebuilding units is suspended through September 30, 2008.

12.	Senior Subordinated Notes

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

December 31, 2007

(In thousands, except per share data)

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

13. Junior	Subordinated Notes

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

14.	Contingent Convertible Senior Subordinated Notes

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

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

In December 2006, Moody’s Investors Service downgraded WCI’s credit ratings, including its corporate family rating, to B1 from Ba3 and the ratings on a portion of our senior subordinated notes to B3 from B1. In January 2007, due to their continued negative outlook on the Company, Moody’s lowered our credit rating and rating on a portion of our senior subordinated debt to B2 from B1 and to Caa1 from B3, respectively. In November 2007, Moody’s further lowered our credit rating and rating on a portion of our senior subordinated debt to Caa2 from Caa1 and Caa3 from B2, respectively.

In connection with the reduction in our credit rating by Moody’s on our senior subordinated debt, a holder of our 4% Notes may now convert all or a portion of such 4% Notes. Upon conversion of the 4% Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the 4% Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the 4% Notes. As of December 31, 2007, the cash conversion price per $1,000 aggregate principal amount of 4% Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

Holders of our 4% Notes have an option of requiring us to repurchase the 4% Notes at a price of 100 percent of the principal amount on August 5, 2008. Pursuant to certain amendments to our Revolving Credit Facility and Term Loan in January 2008, we will need to have significant liquidity, after giving effect to, on a pro forma basis, the repurchase of the 4% Notes. We do not anticipate having sufficient liquidity to satisfy these liquidity tests. In that event, we will be required to seek an amendment or waiver under the Revolving Credit Facility and Term Loan or from the 4% Note holders or issue new securities in exchange for the 4% Notes, or find another way to satisfy our obligations to repurchase the 4% Notes. If we are unable to obtain an amendment, waiver or issue an exchange security, or otherwise satisfy our obligations to repurchase the 4% Notes, the 4% Note holders would have the right to exercise remedies specified in the Indenture, including accelerating the maturity of the 4% Notes, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, we may not be able to obtain alternative financing. In addition, if the Company is determined to be in default on the 4% Notes, it may be prohibited from drawing additional funds under the Revolving Credit Facility and the Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation would have a material adverse effect on the solvency of the Company.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

15.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	December 31,
	2007	2006
Revolving credit $390,000 construction loan	$291,956	$339,711
Purchase money mortgage loans, net	8,169	14,042
Hunter Mill promissory note, net	—	9,508

	$300,125	$363,261

In September 2005, we entered into an amended and restated revolving credit construction loan agreement (the Tower Loan Agreement) that replaced the previous $290,000 revolving tower construction loan. The loan agreement provides for a $390,000 revolving tower construction loan. The loan matures December 31, 2008. In August 2007, the Tower Loan Agreement was amended to provide for the acceleration of repayment upon delivery of tower units and prohibit any extension or addition of tower loan commitments to the facility. The loan is no longer available to finance new towers beyond completion of the two residential towers nearing completion. The Tower Loan Agreement also contains a cross default to the Revolving Credit Facility and the Term Loan. The current interest rate is the lender’s prime rate plus 1.00% (8.25% at December 31, 2007) or the Eurodollar base rate plus 3.00%, payable in arrears. The agreement contains financial covenants that include the following: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined therein, must be at least $600,000.

In connection with the purchase of real estate assets located in Manatee County, Florida, we entered into two promissory notes payable to the sellers totaling $19,225. The notes are non-interest bearing and mature January 2008. At December 31, 2007, we made principal payments totaling $12,817 on the notes. We recorded a discount of $1,951 at an interest rate of 7% and will recognize the discount as interest expense over the life of the notes.

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

In connection with the Renaissance acquisition, we entered into a non-interest bearing $10,000 promissory note (Hunter Mill Promissory Note) with the seller. The Hunter Mill Promissory Note was repaid in November 2007.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

16.	Debt Maturities

Aggregate maturities of our debt are as follows:

2008	$460,850
2009	20,525
2010	752,225
2011	—
2012	200,000
Thereafter	490,000

Total	$1,923,600

17.	Community Development District Obligations

In connection with the development of certain of our communities, community development or improvement districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities. We utilize two primary types of bonds issued by the district, type “A” or “B” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user, and the “B” bond is our obligation. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district. If the owner of the parcel does not pay this obligation, a lien is placed on the property to secure the unpaid obligation. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities totaled $149,810 and $174,045 at December 31, 2007 and 2006, respectively. Bond obligations at December 31, 2007 mature from 2008 to 2036.

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

In accordance with EITF Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we record a liability, net of cash held by the districts that directly reduce our district obligations for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding assessment assumed by property purchasers and the amounts paid by us at the time of closing and transfer of the property. We have accrued $87,870 and $115,031 as of December 31, 2007 and 2006, respectively, as our estimated amount of bond obligations that we may be required to pay.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

18.	Income Taxes

The provision for income taxes consists of the following:

	For the years ended December 31,
	2007	2006	2005
Current:
Federal	$(43,312)	$52,540	$94,074
State	843	10,020	17,961

	(42,469)	62,560	112,035

Deferred:
Federal	(38,766)	(50,274)	4,850
State	—	(13,590)	1,022

	(38,766)	(63,864)	5,872

Income tax (benefit) expense from continuing operations	(81,235)	(1,304)	117,907
Income tax expense from discontinued operations	8,374	1,848	1,567

Total income tax (benefit) expense	$(72,861)	$544	$119,474

Income taxes payable (receivable) consists of the following:

	December 31,
	2007	2006
Current	$(33,379)	$(906)
Deferred	(51,818)	1,160

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

In accordance with SFAS 109, Accounting for Income Taxes, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding industry during the fourth quarter of 2007, resulting in additional inventory and intangible impairments, land purchase option write-offs and operating losses, we are currently in a three year cumulative loss position at December 31, 2007. According to SFAS 109, a three year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded a valuation allowance of approximately $150,100 against our deferred tax assets. The remaining deferred tax assets for which there is no valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carryback to the 2006 year. Our approximately $88,100 of federal net operating loss carryforwards expire December 31, 2027.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
Deferred Tax Assets
Allowances and other intangibles	$11,276	$7,712
Real estate inventories	157,255	43,909
Warranties and other accruals	3,579	7,090
Stock options	2,379	1,516
Net operating losses	39,038	—
Other	5,453	—

Total	218,980	60,227

Valuation allowance	(150,134)	—

Total deferred tax assets	68,846	60,227

Deferred Tax Liabilities
Fixed assets	(9,409)	(22,036)
Deferred income	(9,472)	(33,597)
Acquisition intangibles	1,853	(5,754)

Total deferred tax liabilities	(17,028)	(61,387)

Net deferred tax assets (liabilities)	$51,818	$(1,160)

A reconciliation of the statutory rate and the effective tax rate from continuing operations follows:

	December 31,
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.6	2.3	3.8
Valuation allowance	(22.2)	—	—
IPO costs	—	(49.1)	—
Manufacturing deduction, net of other nondeductible items	—	(15.2)	0.3
Permanent items	(2.6)	—	—
Other	(1.8)	—	—

Effective rate	12.0%	(27.0)%	39.1%

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from these estimates.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

As a result of the implementation of FIN 48, we recognized a $108 benefit as of January 1, 2007 related to unrecognized tax benefits. The charge was reflected as an increase of beginning retained earnings as of January 1, 2007.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

For the year ended December 31, 2007
Balance at January 1, 2007	$10,828
Changes based on tax positions related to current year	28,852
Changes for tax positions in prior years	—
Reductions for tax positions of prior years	(4,722)
Settlements	—

Balance at December 31, 2007	$34,958

At December 31, 2007, we had gross tax-affected unrecognized tax benefits of approximately $34,960, of which approximately $200 would impact the effective tax rate. Included in the balance sheet at December 31, 2007 are approximately $34,750 of items of which the ultimate deductibility are certain but the timing of the deduction is uncertain. Accordingly, we did not recognize the tax benefits associated with these timing differences.

We classify estimated interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 31, 2007 we have accumulated approximately $3,160 of gross interest expense and estimated penalties of which approximately $1,930 would decrease the effective rate if recognized. It is reasonably possible that the gross amount of unrecognized tax benefits, primarily related to interest, may increase by approximately $2,325 of which $1,395 will impact the effective tax rate within 12 months after December 31, 2007.

We are periodically audited by federal and state taxing authorities. The outcome of these audits may result in taxes in addition to amounts previously paid. Tax returns for years 2004 – 2006 remain open and subject to examination by the Internal Revenue Service. It is possible that examinations may be initiated by any jurisdiction where we operate and the results of which may increase our income tax liabilities, decrease the amount of deferred tax assets, and may materially change the amount of unrecognized income tax benefits for tax positions taken.

19.	Stock Incentive Plans

We have two stock incentive plans, the Employee’s 2004 Stock Incentive Plan for key employees and the Non-Employee Directors’ Stock Incentive Plan (Non-Employee Directors’ Plan). Each plan is administered by a committee of the Board of Directors (the Executive Compensation Committee). Under the Employee’s 2004 Stock Incentive Plan, the Executive Compensation Committee approves the number of shares for which options, stock appreciation rights (SARs), and other equity based awards are to be granted. The maximum number of shares authorized to be granted as of December 31, 2007 was approximately 6,566 common shares which is based on 15% of the issued and outstanding shares of our common stock as provided in the 2004 Stock Incentive Plan. As of December 31, 2007, approximately 982 shares are available for future grant. Options and SAR’s vest on various schedules from grant date over periods of up to five years and are exercisable within ten years of the

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

grant date, at which time the options and SAR’s expire. Non-employee directors’ compensation paid in the form of vested restricted stock units (RSUs) and common stock may also be issued from the 2004 Stock Incentive Plan.

Under the Non-Employee Directors’ Plan, non-qualified stock options and stock appreciation rights (SARs) to purchase up to approximately 215 shares of our common stock may be granted to our non-employee directors. On May 17, 2006, our shareholders approved an amended and restated Non-Employee Directors’ Plan which increased the number of shares authorized for issuance to 565 and to permit issuance of other stock-based awards in addition to the stock options and SARs previously authorized. As of December 31, 2007, 178 shares are available for future grant. Beginning October 2005, all stock-based grants issued under the Non-Employee Directors Compensation Program immediately vest upon grant with the exception of the agreement entered into in December 2006 in connection with the election of our Vice Chairman of the Board of Directors. Under the agreement, the Vice Chairman received 80,000 stock options which vested in September 5, 2007.

Compensation expense recognized related to our share-based awards during the year ended December 31, 2007 and 2006 was approximately $6,667 and $6,104, respectively. For the year ended December 31, 2005, compensation expense recognized related to the Company’s share-based awards was $1,670, which was related to RSUs and Performance Stock Grants (PSGs). For the years ended December 31 2007, 2006 and 2005, the total income tax benefit recognized in the consolidated statement of operations for share-based awards was approximately $ 862, $1,238 and $652, respectively. The tax deductions related to stock options exercised during the years ended December 31, 2007, 2006 and 2005 totaled approximately $893, $3,233 and $13,308, respectively.

Beginning in 2005, the fair value of each of our stock option awards was estimated on the date of grant using a lattice option pricing model. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Beginning in 2005, stock option awards expected volatility is based on an average of historical volatility of our stock. For stock option awards prior to 2005, expected volatility was based on an average of our homebuilding peer group. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures. The expected term of stock option awards granted is derived primarily from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $8.63, $10.70 and $14.17, respectively per share at date of grant. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1,205, $7,207 and $18,454, respectively.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

A summary of the changes in stock options and SARs during the year ended December 31, 2007 was as follows:

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,285	$18.92
Granted	307	19.52
Exercised	(143)	12.59
Canceled	(379)	25.51

Outstanding at December 31, 2007	3,070	$18.46	5.7 years	$—

Vested and expected to vest in the future at December 31, 2007	3,021	$18.33	5.7 years	$—

Options vested at December 31, 2007	2,085	$14.84	4.6 years	$—

The fair value of stock options and stock appreciation rights granted in 2007, 2006 and 2005 was estimated using a lattice option pricing model with the following assumptions: contractual life of 10-years, dividend yield of 0% and expected volatility of 38% for 2007 and 35% for 2006 and 2005. The risk free interest rate assumptions range from 3.75% to 5.16%.

The fair value of nonvested shares is determined based on the closing price of the Company’s common stock on the grant date. The grant date fair value of the RSUs and PSGs was $5.95 to $23.80 in 2007, $15.01 to $27.66 in 2006 and $33.97 in 2005. The RSUs generally vest 100% two to three years from grant date except grants under the Non-Employee Directors’ Stock Incentive Plan immediately vest. The PSGs contingently vest over a period of one to three years upon the achievement of certain performance conditions. No expense was recognized for the 2007 PSGs because the performance goals were deemed unattainable. During 2006, management determined the performance goals in the 2005 and 2006 PSGs were unobtainable and reversed $3,325 of compensation expense of which $1,075 related to prior periods as provided in SFAS 123R. In 2007, approximately $87 of compensation expense was recognized as a result of change-in-control provisions in the 2004 Stock Incentive Plan, even though the performance goals are unattainable.

A summary of our RSUs and PSGs activity for the year ended December 31, 2007 was as follows:

	RSUs	Weighted Average Grant Date Fair Value	PSGs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	47	$33.97	326	$30.10
Granted	145	19.39	72	20.26
Vested	(38)	19.04	(13)	29.46
Forfeited	(23)	26.16	(74)	29.11

Nonvested at December 31, 2007	131	$23.59	311	$28.08

Historically, we have issued shares from our authorized but unissued shares to satisfy share option exercises. At December 31, 2007, there was approximately $6,466 of unrecognized compensation expense related to unvested share-based awards granted under our share-based payment plans, of which $5,214 relates to stock options and $1,252 relates to non-vested shares. That expense is expected to be recognized over a weighted-average period of 1.4 years.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

20.	Transactions with Related Parties

Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those which would result from transactions among wholly unrelated parties. All significant related party transactions require approval by our independent members of the Board of Directors.

During the quarter ended September 30, 2005, two members of management and a non-management employee or their affiliates entered into purchase contracts to acquire three tower residences in a tower currently under construction in the Northeast U.S. market. The purchase prices ranged from $850 to $1,475. The purchase prices and other terms and conditions contained in the purchase agreements are substantially the same as those offered to non-affiliated third-party purchasers.

We lease space in an office building from an entity affiliated through ownership interests with one of our directors. The lease term expires in May 2012, and rent of $3,085, $2,635 and $2,373 was incurred for the years ended December 31, 2007, 2006 and 2005, respectively. Pursuant to five separate lease agreements, we lease commercial office space from an entity whose shareholders include one of our directors, a former director, chief executive officer and former chief financial officer with lease expirations ranging from October 2008 to June 2009. Payments under the leases aggregated approximately $786, $808 and $573 in 2007, 2006 and 2005, respectively.

21.	Commitments and Contingencies

We lease building space for our management offices, sales offices and other equipment and facilities. Minimum future commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2007 are as follows:

2008	$19,055
2009	13,704
2010	10,755
2011	6,676
2012	3,464
Thereafter	5,218

$58,872

Rental expense including base and operating cost reimbursements of $31,143, $27,631 and $21,579 was incurred for the years ended December 31, 2007, 2006 and 2005, respectively.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2007, we had approximately $54,399 in letters of credit outstanding which expire at various dates through 2009. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $152,379 at December 31, 2007, are typically outstanding over a period of approximately one to five years.

In accordance with various amenity and equity club documents, we operate the facilities until control of the amenities are transferred to the membership. In addition, we are required to fund the cost of constructing club

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

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

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In addition, the Company has experienced a significant increase in the number of rescission claims and legal actions brought by resident contract purchasers alleging that various factors give them rescission rights under the Interstate Land Sales Act and other federal and state laws. Although the Company intends to vigorously contest these claims, there can be no assurance that the Company will prevail in each claim. In the opinion of management, the outcome of all these matters will not have a material adverse effect on the financial condition or results of operations of the Company, However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation, or if additional legal actions are bought against us.

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

In addition, on or about January 23, 2008, an action was filed in the United States District Court for the Southern District of Florida against WCI Communities, Inc. and its subsidiary, The Resort at Singer Island Properties, Inc. (RSI), on behalf of a purported class of the purchasers of hotel condominium units in The Resort at Singer Island who have entered into rental management agreements with respect to those condominium units. The aggregate purchase price of these units was $138,700. The complaint in the action, Mastrella, et al. v. WCI Communities, Inc., et al., alleges that the Company and RSI violated Section 12(a)(1) of the Securities Act of 1933 by not registering the offering of these units with the Securities and Exchange Commission. The complaint seeks rescission of the condominium purchase agreements and rental management agreements. The Company and RSI believe they have meritorious defenses, and intend to vigorously defend the action.

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

Condensed Consolidating Balance Sheets

	December 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$156,887	$29,545	$2,389	$—	$188,821
Restricted cash	8,187	2,948	9,225	—	20,360
Contracts receivable	194,303	515	163,509	—	358,327
Mortgage notes and accounts receivable	2,535	13,678	3,920	(995)	19,138
Real estate inventories	1,224,106	270,103	354,100	—	1,848,309
Property and equipment	65,490	104,062	66,877	—	236,429
Investment in subsidiaries	749,524	23,889	—	(773,413)	—
Other assets	462,726	393,232	20,504	(656,615)	219,847

Total assets	$2,863,758	$837,972	$620,524	$(1,431,023)	$2,891,231

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$521,899	$186,047	$467,584	$(657,610)	$517,920
Senior secured debt	808,475	—	—	—	808,475
Mortgages and notes payable	298,350	—	1,775	—	300,125
Subordinated notes	815,000	—	—	—	815,000

	2,443,724	186,047	469,359	(657,610)	2,441,520

Minority interests	—	—	29,677	—	29,677
Shareholders’ equity	420,034	651,925	121,488	(773,413)	420,034

Total liabilities and shareholders’ equity	$2,863,758	$837,972	$620,524	$(1,431,023)	$2,891,231

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

Condensed Consolidating Statements of Operations

	For the year ended December 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$422,722	$218,592	$295,547	$(485)	$936,376
Total cost of sales	675,642	283,119	283,934	(485)	1,242,210

Gross margin	(252,920)	(64,527)	11,613	—	(305,834)
Total other income and expenses, net	196,762	114,147	67,347	—	378,256

Loss from continuing operations before minority interests, income taxes and equity in income of subsidiaries	(449,682)	(178,674)	(55,734)	—	(684,090)
Minority interests	—	—	8,345	—	8,345
Intercompany management fees	4,429	(30,859)	26,430	—	—
Income tax expense (benefit)	4,888	(80,144)	(5,979)	—	(81,235)
Equity in income of subsidiaries, net of tax	(133,759)	1,136	—	132,623	—
Income from discontinued operations, net of tax	14,227	1,752	—		15,979

Net loss	$(578,531)	$(64,783)	$(67,840)	$132,623	$(578,531)

	For the year ended December 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$1,230,903	$508,504	$305,689	$(511)	$2,044,585
Total cost of sales	1,130,733	406,254	262,458	(511)	1,798,934

Gross margin	100,170	102,250	43,231	—	245,651
Total other income and expenses, net	162,351	48,345	30,961	—	241,657

(Loss) income from continuing operations before minority interests, income taxes and equity in income of subsidiaries	(62,181)	53,905	12,270	—	3,994
Minority interests	—	—	837	—	837
Intercompany management fees	(41,095)	27,716	13,379	—	—
Income tax (benefit) expense	(15,137)	16,048	(2,215)	—	(1,304)
Equity in income of subsidiaries, net of tax	12,448	623	—	(13,071)	—
Income from discontinued operations, net of tax	2,515	364		—	2,879

Net income	$9,014	$11,128	$1,943	$(13,071)	$9,014

	For the year ended December 31, 2005
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$1,230,497	$985,804	$377,347	$—	$2,593,648
Total cost of sales	993,129	692,916	312,892	—	1,998,937

Gross margin	237,368	292,888	64,455	—	594,711
Total other income and expenses, net	224,918	38,085	25,555	—	288,558

Income from continuing operations before minority interests, income taxes and equity in income of subsidiaries	12,450	254,803	38,900	—	306,153
Minority interests	—	—	(4,537)	—	(4,537)
Income tax expense	6,439	97,962	13,506	—	117,907
Equity in income of subsidiaries, net of tax	177,913	—	—	(177,913)	—
Income from discontinued operations, net of tax	2,226	215	—		2,441

Net income	$186,150	$157,056	$20,857	$(177,913)	$186,150

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net loss	$(578,531)	$(64,783)	$(67,840)	$132,623	(578,531)
Adjustments to reconcile net loss to net cash provided by operating activities	723,563	111,354	74,123	(132,623)	776,417

Net cash provided by operating activities	145,032	46,571	6,283	—	197,886

Net cash provided by (used in) investing activities	30,415	2,582	(1,942)	—	31,055

Cash flows from financing activities:
Net borrowings on senior secured debt	4,629	—	—	—	4,629
Net repayments on mortgages and notes payable	(54,163)	—	(10,000)	—	(64,163)
Other	819	(21,553)	(1,728)	—	(22,462)

Net cash used in financing activities	(48,715)	(21,553)	(11,728)	—	(81,996)

Net increase (decrease) in cash and cash equivalents	126,732	27,600	(7,387)	—	146,945
Cash and cash equivalents at beginning of year	30,155	1,945	9,776	—	41,876

Cash and cash equivalents at end of year	$156,887	$29,545	$2,389	$—	$188,821

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

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

December 31, 2007

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

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

23.	Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2007 and 2006 is presented below:

	2007
	First (1)	Second (1)	Third (1)	Fourth (1)(2)
Revenue	$338,167	$241,188	$165,432	$191,589
Gross margin	39,654	(6,955)	(40,840)	(297,693)
Loss from continuing operations before minority interests and income taxes	(26,482)	(76,686)	(117,026)	(463,896)
Minority interests	(593)	1,415	1,666	5,857
Loss from continuing operations	(16,604)	(46,843)	(69,843)	(461,220)
Discontinued operations, net of tax	793	13,626	121	1,439
Net loss	(15,811)	(33,217)	(69,722)	(459,781)
Earnings per share: (4)
Basic and diluted:
From continuing operations	$(.40)	$(1.12)	$(1.66)	$(10.96)
From discontinued operations	.02	.33	—	.03

	$(.38)	$(.79)	$(1.66)	$(10.93)

Weighted average number of shares:
Basic and diluted	41,920	41,988	42,030	42,064

	2006
	First	Second (3)	Third (3)	Fourth (3)
Revenue	$568,378	$527,197	$425,050	$523,960
Gross margin	126,843	100,012	62,372	(43,576)
Income (loss) from continuing operations before minority interests and income taxes	66,431	35,298	11,387	(109,122)
Minority interests	(1,341)	74	1,525	579
Income (loss) from continuing operations	39,551	21,972	9,879	(65,267)
Discontinued operations, net of tax	691	703	780	705
Net income (loss)	40,242	22,675	10,659	(64,562)
Earnings per share: (4)
Basic:
From continuing operations	$.90	$.51	$.24	$(1.56)
From discontinued operations	.01	.02	.02	.01

	$.91	$.53	$.26	$(1.55)

Diluted:
From continuing operations	$.88	$.50	$.23	$(1.56)
From discontinued operations	.01	.02	.02	.01

	$.89	$.52	$.25	$(1.55)

Weighted average number of shares:
Basic	44,129	42,925	41,730	41,766
Diluted	45,165	43,886	42,335	41,766

(1)	Includes pre-tax asset impairments of approximately $557, $35,145, $35,591 and $257,831, in the first, second, third and fourth quarters, respectively, and write-offs of approximately $505, $196, $352 and $21,811 in the first, second, third and fourth quarters respectively, in forfeited deposits and pre-development costs associated with the termination of land and lot options.

WCI Communities, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

(In thousands, except per share data)

(2)	Includes pre-tax goodwill impairments of approximately $59,534 and pre-tax investment in joint venture impairment of approximately $10,748.
(3)	Includes pre-tax asset impairment losses of approximately $4,600, $2,200 and $91,400 in the second, third and fourth quarters, respectively, and write-offs of approximately $400, $14,000 and $26,900 in the second, third and fourth quarters, respectively, in forfeited deposits and pre-development costs associated with the termination of land and lot option contracts.
(4)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

ITEM 9B.	OTHER INFORMATION

Ernst & Young LLP, an independent registered accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting which is included herein.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G(3) no later than April 30, 2008.

The Company posts its Code of Business Conduct and Ethics on its Corporate Governance webpage at www.wcicommunities.com.

The Company’s Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer. We will post any amendments or waivers to the Code of Business Conduct and Ethics to the extent that they are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc., on our Internet site. The information on the Company’s Internet site is not incorporated by reference into this report. You can request a copy of these documents, excluding exhibits at no cost, by addressing a request to:

WCI Communities, Inc.

Attention: Investor Relations

24301 Walden Center Drive

Bonita Springs, FL 34134

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G(3) no later than April 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G(3) no later than April 30, 2008.

The following table provides information as of December 31, 2007 with respect to the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareholders.

	Common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Common shares remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	3,070,096	$18.46	1,159,597
Equity compensation plans not approved by security holders	—	—	—

Total	3,070,096	$18.46	1,159,597

(1)	Does not include 131 and 311 restricted stock units and performance share grants, respectively, because they have no exercise price.
(2)	Our Employee’s 2004 Stock Incentive Plan provides for a maximum number of shares authorized to be granted based on 15% of the maximum number of the issued and outstanding shares of our common stock as provided in the Plan.

Please refer to the discussion of the Company’s equity incentive plans in Note 19 to the Company’s consolidated financial statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G(3) no later than April 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G(3) no later than April 30, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements:

See Item 8 above.

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC (the “Commission”) are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Exhibit description
3.1	Form of Second Restated Certificate of Incorporation of WCI Communities, Inc. (9)

3.2	Form of Third Amended and Restated By-laws of WCI Communities, Inc. (9)

3.3	Amendment to the Third Amended and Restated By-laws of WCI Communities, Inc. (23)

4.1	Form of Specimen Certificate for Common Stock of WCI Communities, Inc. (1)

4.2	Rights Agreement dated as of January 30, 2007 (18)

4.3	First Amendment to Rights Agreement dated February 27, 2007 (19)

4.4	Second Amendment to Rights Agreement dated August 20, 2007 (23)

10.1	Amended and Restated 1998 Non-Employee Director Stock Incentive Plan. (16)

10.2	2004 Stock Incentive Plan of WCI Communities, Inc. (6)

10.3	Amendment to the 2004 Stock Incentive Plan of WCI Communities, Inc. (22)

10.4	Senior Management Incentive Compensation Plan (16)

10.5	Master Terms and Conditions for Capped Call Transactions between Citibank, N.A. and WCI Communities, Inc. (19)

10.6	Indenture, dated as of April 24, 2002, by an among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 (2)

10.7	Form of 2002 Severance Agreement for certain senior vice presidents of WCI Communities, Inc. (*)

10.8	Indenture, dated August 5, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated Notes due 2023 (3)

10.9	Supplemental indenture, dated as of December 15, 2004, by and among WCI Communities, Inc., certain of its subsidiaries and the Bank of New York relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated notes due 2023 (7)

10.10	Indenture, dated September 29, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 7-7/8% Senior Subordinated Notes due 2013 (4)

Exhibit Number	Exhibit description
10.11	Form of Indemnification Agreement for directors and executive officers (5)

10.12	Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, among WCI Communities, Inc. and Bank of America, as administrative agent and lender (17)

10.13	First Amendment to the Revolving Credit Agreement dated June 13, 2006, among the Company, the lenders party thereto and Bank of America, dated as of April 5, 2007 (20)

10.14	Second Amendment to the Revolving Credit Agreement among the Company, the lenders party thereto and Bank of America, N.A., dated as of August 17, 2007 (23)

10.15	Third Amendment to the Revolving Credit Agreement among the Company, the lenders party thereto and Bank of America, N.A., dated as of January 16, 2008 (24)

10.16	Form of Stock Option Agreement for Key Employees (*)

10.17	Indenture, dated as of March 10, 2005, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 6-5/8% Senior Subordinated notes due 2015 (8)

10.18	Form of Severance Agreement for Jerry L. Starkey (10)

10.19	Amendment to Termination of Severance Agreement with Jerry L. Starkey (22)

10.20	Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of September 22, 2005, among WCI Communities, Inc., Bay Colony-Gateway, Inc., Resort at Singer Island Properties, Inc., and Wachovia Bank, N.A., as administrative agent and a lender (11)

10.21	First Amendment to the Tower Loan Agreement among the Company, the Guarantors, the lenders party thereto and Wachovia Bank, National Association, dated as of August 17, 2007 (23)

10.22	Indenture, dated as of September 28, 2005, between WCI Communities, Inc. and JP Morgan Chase Bank, N.A., relating to $100,000,000 in aggregate principal amount of 7-1/4% Junior Subordinated notes due 2035 (12)

10.23	2005 Compensation Program for non-Employee Directors as amended December 13, 2006 (19)

10.24	Senior Term Loan Agreement, dated as of December 23, 2005, among WCI Communities, Inc. and Key Bank, N.A. as lender and administrative agent (13)

10.25	Second Amendment to the Senior Term Loan Agreement among the Company, the lenders party thereto, and Key Bank, N. A., dated as of April 5, 2007 (20)

10.26	Third Amendment to Term Loan Agreement among the Company, the lenders party thereto and Key Bank, National Association, dated as of August 17, 2007 (23)

10.27	Fourth Amendment to Term Loan Agreement among the Company, the lenders party thereto and Key Bank, National Association, dated as of January 16, 2008 (24)

10.28	Indenture, dated as of February 3, 2006, by and among WCI Communities, Inc. and JP Morgan Chase Bank, N.A. relating to the $65,000,000 in aggregate principal amount of 7.54% Junior Subordinated notes due 2036. (14)

10.29	2007 Management Incentive Compensation Plan. (22)

10.30	Amendment to the WCI Communities, Inc. Senior Management Incentive Compensation Plan (22)

10.31	Form of Stock Appreciation Rights Agreement for Key Employees (21)

10.32	Form of Performance Stock Unit Agreement for Key Employees (21)

10.33	Form of Restricted Stock Unit Agreement for Key Employees (21)

Exhibit Number	Exhibit description
10.34	Form of 2007 Severance Agreement and Nonsolicitation Agreement (*)

10.35	Form of Amendment to 2007 Severance and Nonsolicitation Agreement (*)

10.36	Form of Amendment to 2002 Severance and Nonsolicitation Agreement (*)

10.37	Amendment to Senior Management Incentive Plan dated August 10, 2007 (22)

10.38	Agreement among WCI Communities, Inc., and Ichan Partner LP, Ichan Partners Master Fund LP and High River Limited Partnership, dated as of August 20, 2007 (23)

11.1	Statement re computation of per share earnings (***)

12.1	Ratio of Earnings to Fixed Charges (*)

14.1	Code of Ethics (****)

21.1	Subsidiaries of WCI Communities, Inc. (*)

23.1	Consent of Ernst & Young LLP, Independent Registered Certified Public Accounting Firm (*)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President and Chief Executive Officer (*)

31.2	Rule 13a-14(a) certification by Ernest J. Scheidemann, Vice President, Treasurer and Chief Financial Officer (*)

32.1	Section 1350 certification by Jerry L. Starkey, President and Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)

32.2	Section 1350 certification by Ernest J. Scheidemann, Vice President, Treasurer and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)

*	Filed herewith.
**	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	See footnote 1 to the consolidated financial statements.
****	Available on our webpage at www.wcicommunities.com.

(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).
(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Registration Statement on Form S-4 (Registration No. 333-87250).
(3)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108462).
(4)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-111184).
(5)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2003 (Commission File 1-31255).
(6)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s 2004 Proxy Statement.
(7)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-K for the year ended December 31, 2004 (Commission File 1-31255).
(8)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on March 11, 2005 (Commission File 1-31255).
(9)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on May 24, 2005 (Commission File 1-31255).

(10)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 3, 2005 (Commission File 1-31255).
(11)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on September 28, 2005 (Commission File 1-31255).
(12)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on October 3, 2005 (Commission File 1-31255).
(13)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on December 28, 2005 (Commission File 1-31255).
(14)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-31255).
(15)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K filed on April 20, 2006 (Commission File 1-31255).
(16)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s From 8-K on May 22, 2006 (Commission File 1-31255)
(17)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on June 13, 2006 (Commission File 1-31255).
(18)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on February 2, 2007 (Commission File 1-31255).
(19)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2006 (Commission File 1-31255).
(20)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on April 18, 2007 (Commission File 1-31255).
(21)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2007 (Commission File 1-31255).
(22)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 15, 2007 (Commission File 1-31255).
(23)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 21, 2007 (Commission File 1-31255).
(24)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on January 17, 2008 (Commission File 1-31255).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI Communities, Inc. Registrant

By:	/S/ ERNEST J. SCHEIDEMANN
Name:	Ernest J. Scheidemann
Title:	Vice President, Treasurer and Chief Financial Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange, Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

CARL C. ICHAN Carl C. Ichan	Chairman of the Board	March 17, 2008

/S/ DON E. ACKERMAN Don E. Ackerman	Director	March 17, 2008

CHARLES E. COBB, JR. Charles E. Cobb, Jr.	Director	March 17, 2008

/S/ HILLIARD M. EURE, III Hilliard M. Eure, III	Director	March 17, 2008

/S/ NICHOLAS F. GRAZIANO Nicholas F. Graziano	Director	March 17, 2008

JONATHAN R. MACEY Jonathan R. Macey	Director	March 17, 2008

/S/ KEITH A. MEISTER Keith A. Meister	Director	March 17, 2008

/S/ DAVID SCHECHTER David Schechter	Director	March 17, 2008

/S/ JERRY L. STARKEY Jerry L. Starkey	President and Chief Executive Officer	March 17, 2008

/S/ ERNEST J. SCHEIDEMANN Ernest J. Scheidemann	Vice President, Treasurer and Chief Financial Officer	March 17, 2008

/S/ SCOTT A. PERRY Scott A. Perry	Chief Accounting Officer	March 17, 2008