Form 10-K/A
period 2007-12-31
WCI COMMUNITIES INC
filed 2008-04-28
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting filer ☐

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

As of March 11, 2008, there were 42,167,010 shares of Common Stock outstanding.

EXPLANATORY NOTE

On March 17, 2008, WCI Communities, Inc. (the Company or WCI) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. WCI hereby amends its 2007 Form 10-K to provide the information called for in Part III of the Report. The Company also amends and restates in its entirety Item 15(a)(3) of its Form 10-K. No other amendments or changes are, or were, made to the 2007 Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The executive officers of WCI, their respective positions, ages and biographical information are set forth below.

Paul D. Appolonia Senior Vice President (Human Resources) Age 53	Mr. Appolonia is responsible for the recruitment, training and development, retention and compensation of WCI’s professionals and employees. Prior to joining WCI in 2002, Mr. Appolonia was the Vice President Human Resources and Corporate Services for Orius Corp. He also led Human Resources and Corporate Services for Ocwen Financial Corporation, Inc. as a Vice President. Mr. Appolonia brings 31 years of human resources and personnel management experience to WCI.

R. Michael Curtin Senior Vice President (Marketing and Sales Division) Age 60	Mr. Curtin has held the position of Senior Vice President, Marketing and Sales, of WCI since 1999, and is responsible for the marketing, advertising, sales training and brand awareness for WCI’s tower and traditional home offerings nationwide. From 1989 to 1991 and from 1995 to 1997, Mr. Curtin held various positions as Marketing Manager/Sales Manager and Vice President of Marketing, at Florida Design Communities, one of WCI’s predecessor companies. From 1997 until the merger with Florida Design Communities, Mr. Curtin was Senior Vice President, Marketing and Sales of Florida Design Communities. From 1991 to 1995, Mr. Curtin was Marketing and Sales Director for the Rosedale Golf and Country Club, a community owned by the Hunt Club.

David L. Fry Chief Operating Officer and Senior Vice President Age 48	Mr. Fry is responsible for WCI’s operations nationwide, and was named Chief Operating Officer in November 2007. Mr. Fry previously held positions as Chief Operating Officer of Traditional Homebuilding and Real Estate Services, WCI’s Division President of the Real Estate Services and Traditional Homebuilding West Central Florida Region and Amenities Divisions. He joined WCI in 1995 as Vice President of Amenities, and subsequently led WCI’s Real Estate Services encompassing the operating business units of WCI Title, WCI Mortgage and Prudential Florida WCI Realty.

Vivien N. Hastings Senior Vice President, Secretary and General Counsel Age 56	Ms. Hastings has been the Senior Vice President and General Counsel for WCI since 1998. In 1995, Ms. Hastings was Senior Vice President and General Counsel of WCI Communities Limited Partnership. Prior to her role as General Counsel, she held various positions in WCI Communities Limited Partnership’s legal department. From 1982 to 1989, Ms. Hastings was Vice President and Co-General Counsel of Merrill Lynch Hubbard, Inc., a real estate division of Merrill Lynch & Co. Prior to her tenure with Merrill Lynch, she was an associate with the law firm of Winston & Strawn.

Albert F. Moscato, Jr. Senior Vice President (Business Development) Age 49	Mr. Moscato joined WCI in 1996. Mr. Moscato is responsible for WCI’s land and corporate acquisitions nationwide as well as corporate land sales. Mr. Moscato was a WCI Tower Division President prior to becoming responsible for business development. Prior to joining WCI, Mr. Moscato was the Executive Vice President, Chief Operating Officer of Point Marco Development Corp. and held various positions with Shawmut Bank, N.A., including Vice President-Group Manager and Vice President-Regional Manager within the Real Estate Lending Division.

Ernest J. Scheidemann Vice President, Treasurer and Interim Chief Financial Officer Age 47	Mr. Scheidemann joined WCI in October 2004 as Vice President and Assistant Treasurer. Effective December 28, 2007, he was appointed Interim Chief Financial Officer. He served as Controller of AT&T’s Consumer Markets Division, from 1996 to 1999 and joined Walker Digital, LLC in 1999 where he served as Chief Financial Officer from 2001 to January 2003. From February 2003 to August 2003, Mr. Scheidemann was President of Scheidemann Consulting, LLC. From September 2003 to September 2004, Mr. Scheidemann served as Chief Operating Officer and Chief Financial Officer of GT3 Corp.

Jerry L. Starkey Chief Executive Officer and President Age 48	Mr. Starkey is President and Chief Executive Officer of WCI. Prior to his appointment as CEO in 2005, Mr. Starkey served as WCI’s President and Chief Operating Officer. From 1988 to 1998, he was an executive with one of WCI’s predecessor companies, Florida Design Communities, and was President from 1994 until its merger with WCI. Mr. Starkey was also President of Aston Care Systems, Inc. from 1996 until 1998. Mr. Starkey has spent 25 years in the homebuilding industry and led the acquisition, design, development and construction of many master planned communities and thousands of traditional and condominium homes. Under Mr. Starkey’s leadership, WCI evolved from a company that generated most of its revenue from land and parcel sales to merchant builders and other developers, into an enterprise that consumes most of its land through its own homebuilding operations, with a widely recognized and leading brand of luxury active adult, primary and second home communities, traditional and tower residences. Under Mr. Starkey’s leadership, WCI also has expanded to provide real estate services, the most notable being Prudential Florida WCI Realty, which has grown into one of the largest Prudential realty brokerage in the nation.

BOARD OF DIRECTORS

The directors of WCI, their respective positions, ages and biographical information are set forth below.

Don E. Ackerman Director since 1995 Age 74	Mr. Ackerman served as Chairman of the Board from November 4, 2005 through September 5, 2007, and from July 24, 1995 through February 17, 2005. From 1985 until the merger of WCI Communities Limited Partnership and Florida Design Communities under the name WCI Communities, Inc. in June 1999, Mr. Ackerman also served as Chairman of the Board of Directors and Executive Vice President of WCI Communities Limited Partnership and as a Director of Florida Design Communities. He is also a director of Sun City Center Office Plaza, Inc. and Aston Care Systems, Inc. From 1967 until 1991, Mr. Ackerman was a partner at J.H. Whitney & Co., a venture capital firm. In 1992 Mr. Ackerman purchased Walden University, a small distance education graduate school, and served as CEO until its merger into Sylvan Learning Systems (now Laureate Education) in 2004. Mr. Ackerman has served as the Chief Executive Officer of Aston Care Systems, Inc. since April 2002, and is the Chief Executive Officer of Chandelle Ventures, Inc., a private investment company. He also previously served as a director of Schlumberger Ltd. for 20 years, during which he chaired the audit and compensation committees at various times.

Charles E. Cobb, Jr. Director since 2005 Age 71	Mr. Cobb previously served as Vice Chairman of the Board from December 13, 2006 through August 30, 2007, and has been a director since September 2005. Mr. Cobb is the CEO and Senior Managing Director of Cobb Partners, Ltd., an investment firm with interests in real estate, international finance, resorts and tourism-related businesses. Mr. Cobb has overseen the development of many large-scale resort communities in the United States and abroad as the Chairman and/or CEO of several community development companies, including Arvida Corporation and Disney Development Company. In addition to WCI, Cobb previously served on the Board of Directors of several companies with significant real estate holdings including the Walt Disney Company, the Penn Central Corporation and LNR Property Corporation. Mr. Cobb has also served as the United States Ambassador to Iceland during the administration of George H.W. Bush and as the Undersecretary of Commerce during the Reagan administration. He is a member, and the past Chairman, of the Board of Trustees of the University of Miami, a former trustee of the Stanford Business School Trust Fund, and a former member of the Florida Governor’s Commission on Education.

Hilliard M. Eure, III Director since 2003 Age 72	Mr. Eure serves on the Board of Directors and the Nominating Committee of MarineMax, Inc., and also serves as Chair of its Audit Committee. Mr. Eure was a member of the Board of Directors, Audit Committee, and Chairman of the Board of WEDU, a public broadcasting station, from 1991 through 2001. Mr. Eure was the Managing Partner of the Tampa Bay Practice of KPMG (formerly Peat, Marwick, Mitchell & Co.) from July 1977 until June 1993 and an audit partner in Atlanta and Greensboro, NC from 1968 through 1976.

Nicholas F. Graziano Director since 2007 Age 35	Mr. Graziano is a Managing Director of Sandell Asset Management Corp., an investment manager, and has over 12 years of financial management experience. Mr. Graziano has been with Sandell since September 2006. From February 2004 to July 2006, Mr. Graziano was an investment analyst with the primary investment vehicle of Carl C. Icahn including Icahn Partners, a multi-billion dollar global hedge fund. From February 2002 to February 2004, Mr. Graziano was an analyst with March Partners LLC, a global event-driven hedge fund. From May 1999 to May 2000, and from September 2000 to October 2001, Mr. Graziano was employed as a Vice President in the Investment Banking Department of Thomas Weisel Partners, an investment bank. From 1995 to 1999, Mr. Graziano was employed by Salomon Smith Barney as an Associate in the Financial Sponsors Group. Mr. Graziano earned a BA in Economics from Duke University in 1994 and an MBA in Finance from Duke University in 1995. Mr. Graziano currently serves on the board of directors of InfoSpace, Inc. and previously served on the board of directors of WestPoint International, Inc. and HowStuffWorks, Inc.

Carl C. Icahn Director since 2007 Age 72

Carl C. Icahn currently serves as Chairman of the Board. Mr. Icahn has served as chairman of the board and a director of Starfire Holding Corporation (“Starfire”), a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly-owned subsidiary of Icahn Enterprises L.P. (“Icahn Enterprises”), and certain related entities, Mr. Icahn’s principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP. Prior to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp., since September 2004. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate, and home fashion. Mr. Icahn was chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Since 1994, Mr. Icahn has been the principal beneficial stockholder and has served as chairman of the board and as a director of American Railcar Industries, Inc., a publicly-traded company that is primarily engaged in the manufacturing of covered hopper and tank railcars. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which until February 2008, was a subsidiary of Icahn Enterprises. From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the owner and operator of The Sands casino in Atlantic City until November 2006. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006. Mr. Icahn has served as a Director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies since July 1993. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. In October 2005, Mr. Icahn became a director of WestPoint International, Inc., a manufacturer of bed and bath home fashion products. In September 2006, Mr. Icahn became a director of ImClone Systems Incorporated (“ImClone”), a biopharmaceutical company, and since October 2006, has been the chairman of the board of ImClone. In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation (“Federal-Mogul”), a supplier of automotive products, and since January 2008, has been the chairman of the board of Federal-Mogul. In April, 2008, Mr. Icahn became a director of Motricity, Inc., a company that provides mobile content services and solutions. Mr. Icahn received his B.A. from Princeton University.

Jonathan R. Macey Director since 2007 Age 52	Mr. Macey has, since 2004, been the Sam Harris Professor of Corporate Law, Corporate Finance and Securities Law at the Yale Law School, and Professor in the Yale School of Management. Professor Macey is currently a member of the Legal Advisory Committee to the Board of Directors of the New York Stock Exchange. Professor Macey is currently Chairman of the Yale University Advisory Committee on Investor Responsibility, which develops recommendations for presentation to the Yale Corporation concerning the voting of Yale’s stock at annual corporate meetings. Professor Macey was also the President of the non-profit Yale Law Journal Corporation until June 2007. From 1990 to 2004, Professor Macey was the J. DuPratt White Professor of Law at Cornell Law School, and from 2002 to 2004, Professor of Law & Business Administration at the Johnson Graduate School of Business at Cornell University. Professor Macey has also been a Visiting Professor at a number of law schools, including, the Stockholm School of Economics, the University of Chicago, the University of Tokyo and the University of Virginia. From 1982 to 1983, Professor Macey was law clerk to the Honorable Henry J. Friendly, United States Court of Appeals, Second Circuit. From 1998 to 1999, Professor Macey was a director of Telxon Corporation, a designer, manufacturer, integrator and marketer of wireless and portable tele-transaction computers and systems. For ten years, Professor Macey served as Reporter for the American Bar Association’s Committee on Corporate Laws’ Model Business Corporation Act Revision Project, the principal professional body concerned with reforming and improving the statutes that govern corporate entities. In 1977, Professor Macey received a Bachelor of Arts degree in Economics, cum laude, from Harvard College, and in 1982, a Juris Doctor degree from the Yale Law School. In 1996, Professor Macey received a Ph.D. (Law) (honoris causa) from the Stockholm School of Economics.

Keith A. Meister Director since 2007 Age 34

Since March 2006, Keith Meister has served as Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate and home fashion. Since November 2004, Mr. Meister has been a Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages third party private investment funds. Since June 2002, Mr. Meister has served as senior investment analyst of High River Limited Partnership, an entity primarily engaged in the business of holding and investing in securities. Mr. Meister also serves on the boards of directors of the following companies: Motorola, Inc., provider of global communications, XO Holdings, Inc., a telecommunications company; and Federal-Mogul Corporation, a supplier of automotive products. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Meister received an A.B. in government, cum laude, from Harvard College in 1995.

David Schechter Director since 2007 Age 31

David Schechter has, since November 2004, served as a Director and Senior Investment Analyst for Icahn Capital LP, the entity through which Carl C. Icahn manages third party private investment funds. From January 2004 to October 2004, Mr. Schechter served as an investment analyst with Icahn Associates Corp. and High River Limited Partnership, entities that are primarily engaged in the business of holding and investing in securities. Mr. Schechter also serves on the boards of directors of the following companies: WestPoint International, Inc., a manufacturer of bed and bath home fashion products; Federal-Mogul Corporation, a supplier of automotive products; and BKF Capital Group, Inc., an investment management firm. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Prior to joining Mr. Icahn in January 2004, Mr. Schechter served as vice president of global special situations at Citigroup, a unit responsible for making proprietary investments in distressed situations. Mr. Schechter received a B.S. in Economics, cum laude, from the Wharton School at the University of Pennsylvania in May 1997.

INFORMATION ON THE GOVERNANCE OF WCI

AND BOARD MATTERS

The business and affairs of WCI are managed under the direction of the Board of Directors, which represents the shareholders of WCI. The Board believes that good corporate governance is a critical factor in achieving business success. The Board has long adhered to “best practices” in corporate governance in fulfillment of its responsibilities to shareholders. The Board’s practices are designed to align management and shareholder interests. Highlights of our corporate governance practices are described below. For further information and copies of committee charters and WCI’s Corporate Governance Guidelines, please refer to the corporate governance section of our website, www.wcicommunities.com, at the “Investors” tab.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board of Directors of WCI has adopted a Code of Business Conduct and Ethics applicable to WCI’s directors, officers and employees, including without limitation, WCI’s Chief Executive Officer and senior financial officers (including the Chief Financial Officer, Chief Accounting Officer, Corporate Controller and persons performing similar functions). The Code of Business Conduct and Ethics is posted on WCI’s website, www.wcicommunities.com, at the “Investors” tab. Any change, waiver, implied waiver or amendment to the Code of Business Conduct and Ethics will be disclosed promptly to the public on WCI’s website to the extent required by, and in accordance with, the applicable rules and regulations of the Securities and Exchange Commission and New York Stock Exchange.

BOARD INDEPENDENCE

Pursuant to the requirements of the NYSE, the Board has adopted Corporate Governance Guidelines that meet or exceed the independence standards of the NYSE. Also, as part of our Corporate Governance Guidelines, the Board has adopted categorical standards to assist it in evaluating the independence of each of its directors. The categorical standards are included in our Corporate Governance Guidelines, which are posted on our website at www.wcicommunities.com. Our categorical standards are intended to assist the Board of Directors in determining whether or not certain relationships between WCI’s directors and WCI, either directly or as a partner, shareholder or officer of an organization that has a relationship with WCI, constitute “material relationships”. The categorical standards establish certain relationships that our Board, in its judgment, has deemed material or immaterial for purposes of assessing a director’s independence.

The Board of Directors has affirmatively determined that the following directors are independent and have no material relationship with WCI, either directly or as a partner, shareholder or officer of an organization that has a relationship with WCI. The independent directors are:

Charles E. Cobb, Jr

Hilliard M. Eure, III

Nicholas F. Graziano

Carl C. Icahn

Jonathan R. Macey

Keith A. Meister

David Schechter

BOARD COMMITTEES

Standing Committees of the Board

The Board has three standing committees: an Audit Committee, a Nominating/Corporate Governance Committee and an Executive Compensation Committee.

AUDIT COMMITTEE

As of December 31, 2007, the Audit Committee consisted of Hilliard M. Eure, III, who serves as the Chair, Mr. Graziano, and Mr. Thomas. Mr. Thomas resigned from the Board and the Audit Committee on February 13, 2008, at which time Mr. Macey was subsequently appointed as a member to the Audit Committee. Each member of the Audit Committee is “independent” for purposes of the listing standards of the NYSE and the applicable rules and regulations of the SEC and our independence standards. The Board of Directors of WCI has determined that Mr. Eure qualifies as an independent director and also as an “audit committee financial expert”, as that term is defined by the rules and the regulations of the SEC. The Charter for the Audit Committee is available on WCI’s website, www.wcicommunities.com, at the “Investors” tab. The organization, functions and responsibilities of the Audit Committee are described more fully in its Charter. The Audit Committee met 7 times during 2007.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This compensation discussion and analysis, or CD&A, is intended to provide an overview and analysis of our compensation programs and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that we considered in making those decisions. Later in this Form 10-K/A under the heading “Compensation of Executive Officers” you will find a series of tables containing specific data about the compensation earned or paid in 2007 to the identified individuals, whom we refer to as our named executive officers.

The discussion below is intended to help the reader understand the detailed information provided in those tables and to put that information into a context within our overall compensation program.

Executive Compensation Oversight

Until the significant change in the composition of our Board which occurred on August 30, 2007, the Executive Compensation Committee consisted of Kathleen M. Shanahan, who served as the Chair, Mr. Cobb, Mr. Eure, Mr. Handy, Mr. Landry, Mr. McDonald, Mr. McWilliams and Mr. Turley. After the change, the Committee’s membership changed to that of Mr. Meister, who serves as Chair, Mr. Thomas and Mr. Cobb. Mr. Thomas resigned from the Board and the Committee on February 13, 2008. Each member of the Executive Compensation Committee is “independent” under the listing standards of the NYSE, a “non-employee director”, as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.

The Executive Compensation Committee charter is available on WCI’s website, www.wcicommunities.com, at the “Investors” tab. The organization, functions and responsibilities of the Executive Compensation Committee are described more fully in its charter.

The Executive Compensation Committee is responsible for setting the compensation for our executive officers and directors; monitoring our incentive and equity-based compensation plans and other employee benefit plans; preparing or reviewing various reports provided to the Board or for inclusion in our annual proxy statement; and annually reviewing the Executive Compensation Committee’s charter and the Executive Compensation Committee’s own performance. The Executive Compensation Committee receives recommendations from our chief executive officer with respect to specific compensation matters, such as the performance evaluation of executive officers reporting to the chief executive officer, and decisions as to eligibility for participation in various incentive or equity plans.

The Executive Compensation Committee may, in its discretion, retain the services of a compensation consultant to advise and assist it in the performance of its functions. Any compensation consultant retained by the Committee must be independent of management and perform no other services for the Company unless such services are approved and overseen by the Committee. The Committee has sole authority to determine the consultant’s fees and the other terms of retention, and to terminate its services. The Committee also may, in its discretion, retain the services of legal counsel and other advisors of its choosing to assist it in the performance of its functions. The Executive Compensation Committee used an independent consulting firm, Mercer Human Resource Consulting, and the law firm Alston & Bird LLP, to assist in its responsibilities until August 30, 2007.

The decisions made by the Executive Compensation Committee are its responsibility and may reflect factors and considerations other than the information and recommendations provided by outside consultants and advisors. The compensation and benefit amounts presented in this proxy statement reflect the decisions of the Executive Compensation Committee, taking into account many factors and considerations, including those described in the Compensation Discussion and Analysis section of this 10-K/A.

Information about the Committee, its roles and responsibilities, and the processes it uses in determining the compensation of our named executive officers is provided throughout this CD&A.

Executive Compensation Philosophy and Objectives

We believe an effective executive compensation program should meet the needs of the Company, our shareholders and our executives. Consequently, our executive compensation program is intended to achieve the following key objectives:

1.	To focus our executives on the key business objectives that are reflected in our annual and five-year strategic plans and are intended to create long-term shareholder value.

2.	To align executive compensation with corporate and individual performance, both over the short-term and the long-term, with an appropriate relationship between risk and reward.

3.	To align executive and shareholder interests and encourage executive stock ownership.

4.	To attract, retain and motivate highly talented executives to successfully lead the company and to reward them for their contributions toward that success.

5.	To provide fair and competitive pay relative to comparably-sized organizations as well as other companies we aspire to emulate.

In order to achieve these objectives, our executive compensation program includes the following primary components:

•	Competitive base salaries reflective of each executive’s responsibility level and performance and contribution to our success over time.

•	Performance-based incentives tied to the attainment of specified business objectives at either the corporate, business unit or individual levels.

•	Equity-based short-term and long-term incentives linked to strategic goals and long-term shareholder value creation.

•	Competitive employee retirement, health and welfare benefits that meet the needs of our employees and their families at a reasonable shared cost.

Each of these components is described in more detail later in this CD&A.

Executive Compensation Core Principles

The following principles guide the design and administration of our executive compensation program:

1.	The executive compensation program should reinforce key business and strategic objectives:

Performance goals under our annual and long-term incentive compensation plans are directly linked to our annual and strategic plans, which emphasize continuing improvements in our short-term and longer-term financial results and shareholder value creation. Annual incentives reward short-term performance over a one-year period in support of the annual business plan. Performance goals are established at either corporate, business unit or individual levels to promote teamwork and individual accountability and to focus on areas in which an executive’s responsibilities are concentrated. Long-term incentives can be tied to intermediate performance results over a one; two or three-year period, in the case of performance shares, and long-term stock price appreciation over periods of up to 10 years, in the case of stock-settled stock appreciation rights “SSARs”. For example, two of the key business and strategic objectives for 2007 were the generation of free cash flow and retention of key employees. As a result, the Committee established the performance goal with respect to performance shares based on adjusted free cash flow as compared to earnings per share, 3 year cumulative net income and 3 year average return on capital for prior performance share awards and shortened the vesting period from three years to two years.

2.	Pay should be aligned with performance:

Our executive compensation program places a strong emphasis on performance-based variable pay, with no rewards earned for results below a designated threshold level. Annual incentives and performance share grants will only be earned if performance goals are met, and SSARs will only have value if our stock price appreciates between the time of grant and the time of exercise. Executives can earn significant incentive rewards when outstanding performance results are achieved and little or no rewards when performance is below the targeted level. Additionally, base salary merit increases are affected by company, business conditions and individual performance considerations. Consistent with this philosophy, the 2005, 2006 and 2007 performance share awards were forfeited because the threshold performance measures were not met.

3.	A majority of pay for top executives should be contingent on performance:

In keeping with our pay-for-performance orientation, the majority of total pay opportunities for our executive officers is performance-based. Consistent with competitive practice, the emphasis on variable “at risk” pay increases with level of responsibility and each position’s ability to affect the Company’s overall performance.

4.	Long-term incentives should be provided to align executive and shareholder interests, facilitate executive stock ownership and enhance employee retention:

Long-term incentives align senior executive and shareholder interests by linking a meaningful component of total executive pay opportunities to multi-year financial goals and long-term shareholder value creation. Some of our executive officers currently receive a combination of SSARs and performance shares, with awards settled in stock to facilitate executive stock ownership. Performance measures may include stock price appreciation as well as other metrics that reflect long-term Company value creation. Since awards vest over a multi-year period, they also enhance executive retention.

5.	Total compensation should be fair and competitive:

The homebuilding industry is highly competitive and many of our direct competitors are larger in terms of annual revenues than we are. As a result, we must ensure that our executive pay program is competitive with comparably-sized organizations, as well as larger homebuilders, in order to attract and retain highly talented executives. As further described below under “Competitive Analysis,” the Committee has periodically retained an independent compensation consultant to assess pay competitiveness for our executive officers relative to our industry peers. In addition to being externally competitive, we believe that pay determinations should promote internal equity for comparable positions with similar levels of responsibility and performance.

6.	Incentive compensation design should be simple and clearly understood by executive participants:

During 2007, we used two primary performance measures for corporate goals under our annual incentive plans, and one performance measure in the case of performance share grants. All performance measures are clearly defined and readily understood by executive participants. We also provide annual written notification to participants of performance goals and corresponding award opportunities for the current year’s incentive compensation plans.

Competitive Analysis

The Committee’s policy is to set senior executive pay at sufficiently competitive levels to attract, retain and motivate highly talented individuals to contribute to our goals, objectives and overall financial success. We do not establish formal targeted levels of pay relative to the external market. Instead, the Committee seeks to ensure that our executive compensation program reinforces our business objectives and that pay is aligned with short-term and longer-term performance results. As a result, our executive compensation program emphasizes variable pay designed to provide competitive total pay opportunities when performance goals are achieved. Actual pay can be at, above, or below the competitive market based on our actual performance versus planned performance and stock price appreciation levels.

As further discussed below, in determining competitive market levels for our named executive officers, the Committee reviews pay practices for a designated industry peer group of publicly-traded homebuilders. For purposes of this review, Mercer compiled information comparing performance results for WCI and industry peers, using selected measures over one-year and three-year periods, to gauge the relative alignment of executive pay with overall Company performance. The Committee also considers other market data sources, such as published executive compensation surveys for the homebuilding and broader real estate industries.

When making pay determinations for our named executive officers, the Committee considers a variety of factors including, among other things, our actual versus planned performance, overall Company performance and size relative to industry peers, individual executive performance and expected future contribution, changes in economic conditions and the external marketplace. In addition, the Committee considers our Chief Executive Officer’s recommendations with respect to executive officers other than himself.

The 2007 industry peer group consisted of the following 11 publicly-traded homebuilders: Beazer Homes USA Inc., Hovnanian Enterprises Inc., KB Home, MDC Holdings Inc., Meritage Homes Corp., NVR Inc., Ryland Group Inc., Standard Pacific Corp., Technical Olympic USA Inc., Toll Brothers Inc. and William Lyon Homes. Many of these homebuilders are larger in size than WCI in terms of annual revenues but compete with us for business and/or executive talent. As previously noted, the industry peer group was also used to assess relative alignment of named executive officer pay and overall Company performance. Several of the largest publicly-traded homebuilders, such as Centex Corp., D R Horton Inc., Lennar Corp. and Pulte Homes Inc., were excluded from the peer group due to their significantly larger size. The industry peer group is periodically reviewed by the Committee and management to ensure that it continues to reflect our direct competitors within specified size limitations.

Regulatory and Other Considerations

Tax Regulations. In establishing pay levels for our named executive officers, the Committee considers the impact of several tax provisions, including the provisions of Section 409A of the Internal Revenue Code (the “Code”) regarding non-qualified deferred compensation, the change-in-control provisions of Sections 280G and 4999 of the Code, and the annual compensation deduction limits imposed by Section 162(m) of the Code. Section 162(m) imposes a $1 million limit on the amount that we can deduct for compensation paid to most of our named executive officers in any year. This limitation does not apply to pay that qualifies as “performance-based compensation” (as defined under Section 162(m)). In order to qualify as “performance based,” compensation must, among other things, be based solely on the attainment of pre-established objective goals under a shareholder-approved plan, and the Committee cannot use discretion to pay more than the pre-established formula amount.

The Committee generally seeks to structure our annual incentive and long-term incentive arrangements for named executive officers to qualify for full tax deductibility under Section 162(m). For example, in 2006, our shareholders approved the Senior Management Incentive Compensation Plan, discussed later in this CD&A, which allows the Committee to provide performance-based annual incentive opportunities for our named executive officers that are fully tax deductible by us under Section 162(m). Our 2004 Stock Incentive Plan is also designed to allow the grant of performance-based incentive awards that qualify as “performance based compensation” under Section 162(m). However, to maintain flexibility in compensating our executives, the Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the deduction limit of Section 162(m) when the Committee believes that such payments are appropriate.

Accounting Considerations. In making decisions about executive compensation, we also consider how various elements of compensation will impact our financial results. For example, we consider the impact of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, or SFAS 123R, which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Tax and accounting treatment are just two of many factors impacting plan design and pay determinations. Our executive compensation program is designed to achieve the most favorable tax and accounting treatment possible as long as doing so does not conflict with effective plan design or program objectives.

Compensation Components

We compensate our senior executives through a variety of components, including base salary, annual incentives, long-term incentives, and benefits and perquisites, in order to provide a competitive overall compensation and benefits package.

Mix of Total Compensation. The mix and value of these components is impacted by a variety of factors, such as responsibility level, individual performance and market practice. Our emphasis is on annual and long-term incentives tied to Company financial performance and stock price. For each of our named executive officers and other executive positions, the sum of annual and long-term incentives is targeted to exceed salary to emphasize pay that varies based on performance, rather than other forms of compensation which do not directly vary with performance. Base salaries are the other significant form of current compensation but receive a lower weighting. Only a small portion of total compensation is not paid currently in either cash or stock. The bulk of non-current compensation is provided through our 401(k) plan. Perquisites and other types of non-cash benefits are used on a limited basis and represent only a small portion of total compensation for executives. The primary objectives, design considerations and reward processes for each component are described below.

Base Salary. Base salary provides executives with a steady income stream reflective of their level of responsibility, experience, individual performance and contributions to our overall success. It serves as a means, in conjunction with other pay components, to attract highly talented executives. Base salaries can impact the value of other pay and benefits components, to the extent award opportunities are expressed as a percentage of salary. Since annual and long-term incentive award opportunities for our named executive officers in 2007 were not expressed as a multiple of salary, however, changes in base pay did not directly affect their incentive award opportunities in 2007. The Committee does not establish a specific targeted level for base salaries or other pay components relative to the external market. Instead, salaries are set at levels deemed sufficiently competitive to facilitate the attraction and retention of high quality executives.

Each year, the Committee reviews and approves base salary levels for our executive officers, taking into consideration: (1) its assessment of each executive’s level of experience, responsibility, individual performance and impact on WCI’s overall results, (2) market pay practices, (3) current business conditions and (4) our Chief Executive Officer’s recommendations with respect to other executive officers. Salary increases, once approved, typically become effective January 1st of each year.

Our Chief Executive Officer and other named executive officers did not receive salary increases in 2007 as result of lower than expected 2006 and 2007 business performance due to difficult market conditions and diminishing real estates sales experienced by the Company and the home building industry as a whole.

Retention Bonuses. Due to substantial staff attrition in our finance and accounting areas, Mr. Dietz and Mr. Scheidemann were granted one-time retention bonuses. On August 9, 2007, the Executive Compensation Committee approved a special retention bonus to Mr. Dietz in the amount of $100,000. One half of the retention bonus ($50,000) was earned and paid when the Company filed its Quarterly Report on Form 10-Q for the quarter ending September 30, 2007 with the SEC. The second half of the retention bonus was to be earned and paid when the Company filed its Annual Report on Form 10-K for the year ending December 31, 2007 with the SEC. Mr. Dietz forfeited the second half of the retention bonus upon his resignation on December 27, 2007. In August 2007, Mr. Scheidemann received a special retention bonus in the amount of $50,000. One half of the retention bonus ($25,000) was paid in August 2007. The second half of the retention bonus ($25,000) was earned and paid in March 2008, when the Company filed its Annual Report on Form 10-K for the year ending December 31, 2007 with the SEC.

Annual Incentives. Annual incentives are a core component of our pay-for-performance philosophy. The primary objective of annual incentives is to align a meaningful portion of total pay opportunities for executives and other key employees to the attainment of short-term performance goals in support of the annual business plan. We believe that providing a performance-based annual bonus opportunity helps officers and managers achieve their respective business plans for the year by keeping them focused on how their day-to-day decisions affect the achievement of short-term financial targets and on their personal contributions to our success. The annual bonus plan encourages and reinforces teamwork as well as individual contributions towards our stated business goals.

In 2007, the majority of our named executive officers participated in the Senior Management Incentive Compensation Plan “SMICP”, which was approved by shareholders in May 2006. The SMICP was established to provide performance-based annual incentive award opportunities to designated executive officers that would be fully tax deductible by us under Section 162(m) of the Code. Mr. Moscato did not participate in the SMICP as the Committee approved his participation in a Land Sales Commission Plan (as further described in this CD&A).

Each year, management recommends to the Committee performance goals for each measure under the SMICP and also under our Management Incentive Compensation Plan “MICP”, which is the annual bonus plan for senior managers other than our named executive officers (with exception in 2007 of Mr. Scheidemann, who was promoted during 2007). These recommendations take into consideration the annual business plan, past performance and current market conditions. In reviewing proposed performance goals, the Committee considers their probability of attainment and alignment with the annual business plan. During the first quarter of each fiscal year, the Committee approves the annual performance goals and award opportunities for the current plan year under the SMICP and the MICP.

For 2007, maximum annual incentive and target award opportunities under the SMICP (and MICP) were considerably lower as compared to 2006’s targets to reflect lower projected earnings due to the economic downturn in the home building industry and yet still provide incentives to maximize performance. The award opportunities, shown below, were established as a fixed percentage of corporate pre-tax income and adjusted free cash flow, after giving effect to any bonuses paid under the MICP, and subject to a maximum individual award limit of $1.5 million. We chose to introduce the cash flow measure for the SMICP (and MICP) in recognition that paying down our debt during the current market downturn is critical to our longer-term growth expectation when the housing market begins to improve. Any maximum awards earned under the SMICP can be reduced by the Committee based on its assessment of our actual performance relative to the annual business plan and any other factors the Committee deems relevant, including personal performance of individual participants.

The SMICP provides the flexibility to preserve a tax deduction for any bonuses paid to our senior executive officers, if warranted, even in years when management performs well but our performance is adversely affected by extraordinary events or unforeseen challenges beyond our control, such as a material downturn in the homebuilding industry. Also, the Committee’s ability to use its judgment to pay less than the maximum formula SMICP award, can be used to prevent unintended windfalls and ensure that bonuses are warranted based on a comprehensive review of our overall performance results relative to the annual business plan.

Maximum annual incentive award opportunities for our named executive officers under the SMICP for 2007, expressed as a percentage of corporate pre-tax net income and adjusted free cash flow (adjusted free cash flow is calculated by subtracting change in plant and equipment from net cash (used in) provided by operating activities as reflected in WCI’s consolidated cash flow statement and further adjusted to exclude the effects of certain corporate transactions) are shown in the following table:

Named Executive Officer	2007 Maximum Award Opportunity as a Percentage of WCI Pre-Tax Income *	2007 Maximum Award Opportunity as a Percentage of WCI Adjusted Free Cash Flow *
Mr. Starkey	.6615%	.0728%
Mr. Dietz	.2120%	.0233%
Mr. Hanlon	.2120%	.0233%
Mr. Fry	.2120%	.0233%
Mr. Scheidemann	Not Eligible **	Not Eligible **
Mr. Moscato	Not Eligible ***	Not Eligible ***

*	The Committee may exercise discretion to pay any lesser amount.
**	Mr. Scheidemann was eligible for participation in the Company’s Management Incentive Compensation Plan (MICP).
***	Mr. Moscato was eligible for participation in a separate Land Sales Commission Plan.

As previously noted, the Committee may exercise discretion to pay less than the maximum SMICP and MICP awards. Performance results relative to our annual business plan serve as the primary basis for the Committee’s use of negative discretion. The following table summarizes threshold and target performance goals established at the corporate levels under the MICP for 2007, which guided the Committee’s assessment of Company and executive performance for purposes of considering bonus amounts under the SMICP.

Measure	Threshold*	Target*
Corporate Pre-Tax Income	$93.6	$110.1
Corporate Net Operating Cash Flow	$850.0	$1,000.0

*	Dollar amounts are shown in millions.

The year 2007 was a difficult one for the homebuilding industry. Our expectations in early 2007, when incentive funding targets were submitted to the Committee for review and approval, were more optimistic than what actually occurred in the industry and in our own financial results. Consequently, our annual incentive targets for funding purposes under the MICP and, as described in more detail under “Long Term Incentives,” our three-year incentive targets for performance shares granted in February 2005 and January 2006 as well as our two-year incentive/time target for performance shares granted in March 2007 were not attained. This downturn in business also had a significant impact on the funding of annual incentives for senior executives under the SMICP. As a result, bonuses were not earned for any of the participants in the MICP, and no incentive awards or discretionary awards were made by the Committee to any of our named executive officers under the SMICP for 2007.

Because Mr. Scheidemann served in the capacity of Treasurer for most of 2007 before his promotion to Interim Chief Financial Officer, the Committee approved him as a participant in the Company’s 2007 MICP. Corporate pre-tax income and adjusted free cash flow were also the financial performance measurements used for bonus pool funding purposes under the MICP. Certain threshold performance levels that were established at 85% of the 2007 Business Plan had to be achieved for both measurements in order for the bonus pool to fund even at a minimum pay-out level. Mr. Scheidemann’s target bonus amount was approved at $50,000. As a result of actual financial performance being below minimum threshold performance levels, the bonus pool did not fund and no bonuses were earned or paid under the 2007 MICP.

In lieu of participation in the SMICP or MICP bonus programs for 2007, the Committee approved a Land Sales Commission Plan award for Mr. Moscato, with a target commission of $163,000, or approximately 43% of Mr. Moscato’s base salary of $375,000, based on achievement of the Company’s target land sales revenue and gross margin. Mr. Moscato’s target commission was based on a factor of .00125 of dollars of revenue and .00125 of dollars of gross margin up to $100 million and .0025 of dollars of gross margin and .00125 of dollars of revenue in excess of a $100 million. Actual commission payment was also subject to senior management’s assessment of Mr. Moscato’s individual performance during 2007 and up to 10% of the commission amount was subject to improvement in the Company’s overall customer service scores. Any land revenue generated from a sale of any WCI business unit was excluded from the commission plan. As a result of actual 2007 land sales revenue and gross margin achieved falling below target level; Mr. Moscato did not receive any commission payment for the year.

Because performance-based incentive payments have historically represented a significant portion of our executives’ total direct compensation, each of our senior executives received substantially less pay in 2007 (and 2006) as compared with prior years in which they served as senior officers of the Company. While this outcome was not a desirable result for our incentive-eligible management team, it is consistent with our pay-for-performance compensation philosophy.

Long-Term Incentives. Long-term incentives are intended to align senior executive and shareholder interests by linking a meaningful portion of executive pay to the creation of long-term shareholder value and financial success over a multi-year period. They are also provided to enhance retention of executives and other key employees and to facilitate stock ownership. The Committee does not target long-term incentive values at a specified level of market competitiveness. Instead, targeted award values, when combined with base salaries and annual incentives, are intended to provide for competitive, performance-based total direct compensation opportunities relative to the external market.

For 2007, the majority of our named executive officers received equity-based long-term incentives in the form of SSARs and performance shares. Mr. Scheidemann and Mr. Moscato received equity-based long-term incentives in the form of Restricted Stock Units “RSU”. Typically grant levels are intended to reflect an approximate equal value blend, based on estimated grant date award value, of SSARs and performance shares to encourage a balanced focus in terms of long-term stock price appreciation and attainment of financial performance goals over a multi-year period. However, in 2007 the value blend was slightly modified as the Committee approved a shorter term for performance shares (two years, with the first year performance based and the second year based on continued service) and a shorter vesting period for SSARs (50% on the first anniversary of grant and 100% on the second anniversary) in recognition of a volatile and unpredictable market, as well as for executive officer retention purposes during a challenging time for our industry. As a result of the shorter term for performance shares, the number of performance shares (and assigned dollar value) granted were reduced by one third compared to past years awards. The Committee applied the same philosophy with RSU’s, reducing the number of shares granted by one third compared to the past year’s awards, but approved a shorter time “cliff” vesting of 100% on the second anniversary of the award date.

Stock-Settled Stock Appreciation Rights and Restricted Stock Units (SSARs and RSUs). Historically, stock options were the sole component of equity-based long-term incentives we provided. Beginning in 2006, and again in 2007, the Committee granted SSARs and RSUs to our named executive officers and other executives instead of stock options. SSARs have the same accounting cost as stock options under SFAS 123R accounting rules but are less dilutive in terms of net shares issued upon exercise, resulting in lower potential shareholder dilution from equity plans. Also, unlike stock options, SSARs do not require a purchase of the underlying shares, making them more attractive to participants. Under the terms of our 2004 Stock Incentive Plan, the exercise price for stock options and SSARs cannot be lower than our closing stock price on the date of grant. As a result, they will only have value if our stock price appreciates from the time of grant to the time of exercise. The accounting cost for RSUs is based upon the number of RSUs granted and the market value of a share of our common stock on the grant date. The accounting cost is expensed over the vesting period.

The Committee typically approves equity-based grants to senior executives in January or February of each year, depending on when Committee meetings are held. The Committee approved SSARs grants to our named executive officers on March 2, 2007, with an exercise price equal to $20.26 per share, which in accordance with our 2004 Stock Incentive Plan was our closing stock price on that date. We use a lattice option pricing model to estimate the fair value cost of SSARs, which serves as the basis for determining grant levels needed to deliver targeted award values as well as accounting expense under SFAS 123R accounting rules. Additional details on lattice model values and related assumptions are included in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K filing for the fiscal year ending December 31, 2007.

In order to enhance employee retention during a difficult year for the Company, the SSARs granted in 2007 were given an accelerated two-year vesting period as follows: 50% after one year and 100% after two years from the date of grant based on continued employment. SSARs awards in the previous year had a four-year vesting period. The SSARs grants are exercisable for up to 10 years from the date of grant to allow executives to maximize pre-tax gains and focus them on long-term shareholder value creation. SSARs and stock options granted under the 2004 Stock Incentive Plan are intended to qualify for full tax deductibility under Section 162(m) of the Code.

Performance Shares. We began granting performance shares to our named executive officers and other senior executives in 2005 to strengthen the link between pay and financial performance over a multi-year period. For the performance share awards granted in 2005 and 2006, performance is measured over three-year cycles. The performance goals that were established at the corporate level were based on 3 year earnings per share, 3 year cumulative net income and 3 year average return on capital for the 2005 and 2006 awards.

The Committee typically approves performance share grants and performance targets at the same time it approves SSAR grants. Each year, the Committee establishes threshold and target performance levels. Consistent with our pay-for-performance philosophy, no shares are earned for performance results below the designated threshold associated with each measure. If threshold performance is achieved, 75% of the target number of performance shares associated with that measure will be earned. For performance results at or above the target level, 100% of the performance shares associated with each measure will be earned. For performance results between threshold and target levels, straight line interpolation is used to determine the number of shares earned. Following the end of each performance cycle, the Committee will certify the achievement of performance results under the performance share awards. Any earned awards will be paid in shares of our common stock in order to facilitate stock ownership and preserve fixed accounting treatment under SFAS 123R.

For the year 2007, the Committee approved a modified performance share plan and individual performance share grants at the same time it approved SSAR grants. The Committee significantly reduced the number of eligible executives to a total of seven compared to thirty-five eligible participants in past years. The Committee established a two-year cycle (2007-2008) with a performance target based on adjusted free cash flow (calculated by subtracting change in plant and equipment from net cash (used in) provided by operating activities as reflected in WCI’s consolidated cash flow statement and further adjusted to exclude the effects of certain corporate transactions). Due to the critical importance of cash flow for the company in 2007, the Committee established a one-year performance measurement objective of $1 billion (in accordance with the 2007 business plan) in adjusted free cash flow with a minimal attainable threshold level of 80% of the financial objective. If threshold level is achieved, 20% of the individual target performance shares would be earned. Achievement of 90% would result in 60% of the target performance shares earned and 100% achievement resulting in 100% of target performance shares earned. Performance and resulting performance shares earned will be interpolated between these points. In effect there is a 4% reduction in performance shares earned for each 1% shortfall in performance below the financial objective.

As with the performance goals established for the previous two performance share cycles, the 2007 adjusted free cash flow financial objective for the 2007-2008 cycle was not attained due to a significant increase in home sale forfeitures as a result of a continuingly decreasing home value and overall sales market. Accordingly, the target performance shares will not vest and accrued compensation expenses associated with these performance share grants have been reversed. However, we continue to believe that the purpose of performance share grants remains fundamentally sound. Consequently, we expect that performance shares will continue to represent an important element of pay opportunity for our named executive officers. Performance share grants under the 2004 Stock Incentive Plan are intended to qualify for full tax deductibility under Section 162(m) of the Code.

Other Benefits and Perquisites. Consistent with our pay-for-performance philosophy, our executive officers do not receive substantial perquisites or supplemental benefits beyond those provided to all employees. Our benefits are intended to be competitive with the overall market in order to allow us to attract and retain high quality employees. A partial listing of benefits provided to all full-time employees includes: health and dental coverage, group life insurance, disability insurance, paid time off, tuition reimbursement, 401(k) plan participation with a 50 cents match on every dollar contributed up to 6% of salary, and employee discounts at some Company-owned recreational amenities. Approximately 300 employees, including our named executive officers, are eligible for a monthly car allowance.

Executive officers are eligible for additional benefits that are not available to all employees, including: executive physicals (provided for divisional vice presidents and above), executive long-term disability and long-term care insurance (provided to director-level or above employees earning at least $95,000), and business travel accident insurance (provided to all officers).

Additional details regarding perquisites and benefits applicable to our named executive officers are disclosed in the Summary Compensation Table and accompanying footnotes later in this Form 10-K/A.

Program Changes for 2008

As previously noted, the downturn and continuing challenging market in the homebuilding industry which started in early 2006 has adversely affected our financial results. Because our executive pay program is based heavily on financial performance, the economic downturn has materially reduced or eliminated annual incentive payouts for 2006 and 2007 and effectively forfeited and/or foreclosed the vesting of long-term performance shares granted in 2005, 2006 and 2007. While this result is consistent with our business performance, it brings into focus the critical need to link variable pay opportunities to realistically achievable performance goals that effectively motivate our employees and still enhance shareholder value.

These considerations have caused us to critically review our executive compensation program. The Committee has concluded that the executive compensation program is still fundamentally sound and, therefore, not in need of a major overhaul. We believe that each of the changes described below is in keeping with the program’s overall intent and within the Committee’s delegated responsibility for reviewing and modifying the goals and objectives of our annual and longer-term incentive arrangements.

1.	Participation and aggregate payout opportunities under our annual incentive plans (for the SMICP and MICP) at both minimum threshold and target performance levels will be considerably lower in 2008 than in 2007. The number of approved Plan participants will be lower, but the individual target bonus opportunities will be similar to individual target bonuses approved in 2007. However, there will be a total of three financial performance objectives that must be achieved at minimum threshold levels in order for the bonus pool to be established. This is consistent with our lower forecast for earnings in 2008 due to the continuing downturn in the home building industry.

2.

The three financial performance objectives for funding purposes under the SMICP and MICP will be corporate cash flow (less land sales), closings of spec homes and shareholder equity. Both Plans will have the same identical financial objectives and potential pay-out opportunities. If the minimum threshold levels are not achieved for all three objectives, no bonus pool will be available. If the minimum threshold levels are achieved for all three objectives, the bonus pool will be established at approximately 55% of the aggregate bonuses at target level. Financial performance beyond minimum threshold levels for corporate cash flow and closings of spec homes will result in additional bonus dollars being added to the overall bonus pool. Potential aggregate bonus opportunities at target level performance for all participants will be just under $6 million, which is the lowest target bonus pool since the year 2000 for WCI management. We chose to use corporate cash flow due to the need to generate cash in order to meet our bank covenants and to maintain the continued viability of the Company. We also chose the closing of spec homes as a result of our need to change corporate culture to focus on the sale of inventory homes instead of “to be built” homes in 2008. And finally, we chose shareholder equity as the third minimum threshold level objective to ensure the financial interests of our management team is consistent with the financial interests of our shareholders.

3.	The Committee again approved in 2008, a separate bonus program for Mr. Moscato that has 50% of his target bonus based on participation in the 2008 MICP and 50% based on 2008 Business Plan land sales. Mr. Moscato’s bonus payout will be discretionary based on the Chief Executive Officer’s assessment of overall performance in regard to the MICP and actual land sales results in 2008.

4.	We continue to believe that the granting of SSARs in combination with performance shares is the right blend of long-term incentives for our named executive officers and other senior managers with operational responsibilities. For 2008, the Committee elected to have the performance metric for performance shares be corporate cash flow and to retain a shortened performance measurement period of one year, but with a two-year service vesting condition for 50% of earned shares. Once again the Committee felt these terms and conditions reflect our revised priorities in response to a down market and intent to simplify plans during periods of less predictability which will also help us to retain critical talent during a challenging time for the Company and our industry. With the exception of senior executives who were promoted into higher levels of responsibility over the last year, the number of shares of SSARs and performance shares (or RSUs) awarded in 2008 is essentially the same as the number of shares awarded in 2007. However, the dollar value of these awards at grant date is significantly lower than in 2007 as a result of a significantly lower stock price.

None of the above-described Committee decisions and/or changes will jeopardize the full deductibility of any earned awards, as the awards will continue to qualify as performance-based compensation for purposes of Section 162(m) of the Code.

Severance Pay Arrangements

None of our named executive officers has an employment agreement with us. However, we have entered into a non-compete severance agreement with Mr. Starkey which provides up to two years of salary and bonus, and specified other termination benefits in the event he is terminated without cause or resigns for good reason. In addition, we have entered into severance and/or non-solicitation agreements with each of our other named executive officers, which provide specified severance benefits in the event the officer is terminated without cause or resigns for good reason within one year after a change in control of the Company. We recognize the importance of reducing the risk that personal concerns could influence executive officers considering strategic opportunities that may include a change in control of the Company. We believe that the severance agreements appropriately balance the cost to the Company relative to potential damage from distraction or loss of key executives in connection with a potential transaction that could benefit our shareholders.

Detailed information regarding these severance and non-solicitation agreements and the benefits they provide are included under the caption “Potential Payments upon Termination or Change-in-Control” and under the caption “Termination and Severance Arrangements”.

Executive Stock Ownership

We encourage our executives to invest in and hold our stock, but we do not currently have formal stock ownership guidelines. The Committee will periodically monitor executive officer stock ownership levels to determine whether ownership requirements are warranted.

COMPENSATION COMMITTEE REPORT

The Executive Compensation Committee has reviewed and discussed with management of the Company the Compensation Discussion and Analysis section of this Form 10-K/A. Based on such review and discussion, the Executive Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Executive Compensation Committee

Charles E. Cobb, Jr.

Keith A. Meister

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer, Chief Financial Officer, Interim Chief Financial Officer and each of our three other most highly compensated executive officers, each of whom served in such capacities at December 31, 2007, other than our Chief Financial Officer who resigned effective December 27, 2007, collectively known as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Jerry L. Starkey, President and Chief Executive Officer	2007	1,200,000	—	—	1,731,549	15,227	2,946,776
	2006	1,200,000			1,296,136	16,082	2,512,218

James P. Dietz, Executive Vice President and CFO (4) (5)	2007	575,000	50,000	—	(70,163)	22,517	577,354
	2006	575,000			386,988	22,367	984,355

Christopher J. Hanlon, Chief Operating Officer and SVP, Tower Division (6)	2007	550,000	—	—	393,780	22,460	966,240
	2006	550,000			310,735	22,310	883,045

David L. Fry, Chief Operating Officer and SVP, Homebuilding and Real Estate Services Divisions	2007	550,000	—	—	318,350	22,911	891,261
	2006	550,000	200,000		264,575	27,234	1,041,809

Ernest Scheidemann, Interim Chief Financial Officer/Treasurer (5) (7)	2007	260,000	25,000	34,400	24,950	19,100	363,450
	2006	—	—	—	—	—	—

Albert F. Moscato, Jr., Senior Vice President, Business Development	2007	375,000		70,488	130,350	20,925	596,763
	2006	375,000			146,926	20,923	542,849

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of Restricted Stock Units granted to certain named executive officers in 2007 in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions we used in calculating these values, refer to notes 1 and 19 of the WCI audited financial statements in the Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. See the Grants of Plan-Based Awards table for information on Restricted Stock Units granted in 2007. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers.
(2)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 and 2006 fiscal years for the SSARs granted to each respective named executive officer in 2007, 2006 and prior years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions we used in calculating these values, refer to notes 1 and 19 of the WCI audited financial statements in the Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. See the Grants of Plan-Based

Awards table for information on SSARs granted in 2007. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers.

(3)	“All Other Compensation” for 2007 consists of the following:

Name	Perquisites and Other Personal Benefits ($)		Insurance Premiums ($) (C)	Company Contributions to 401(k) Plans ($)	Total ($)
Jerry L. Starkey	6,703	(A)	1,774	6,750	15,227
James P. Dietz	14,400	(B)	1,367	6,750	22,517
Christopher J. Hanlon	14,400	(B)	1,310	6,750	22,460
David L. Fry	14,400	(B)	1,761	6,750	22,911
Ernest Scheidemann	10,800	(B)	1,550	6,750	19,100
Albert F. Moscato, Jr.	14,400	(B)	1,837	4,688	20,925

(A)	Includes the value of the executive’s personal use of a corporate automobile.
(B)	Includes an annual automobile allowance.
(C)	Insurance premiums represent incremental costs incurred by the Company with respect to executive physicals, executive long-term disability and long-term care insurance.
(4)	Mr. Dietz resigned effective December 27, 2007. As a result, he forfeited all of his unvested option and SSAR awards and, accordingly, we have reversed during 2007 all previously recorded FAS 123R compensation expenses associated with these unvested grants.
(5)	On August 9, 2007, the Executive Compensation Committee approved a special retention bonus to Mr. Dietz in the amount of $100,000. One half of the retention bonus ($50,000) was earned and paid when the Company filed its Quarterly Report on Form 10-Q for the quarter ending September 30, 2007 with the SEC. The second half of the retention bonus was to be earned and paid when the Company filed its Annual Report on Form 10-K for the year ending December 31, 2007 with the SEC. Mr. Dietz forfeited the second half of the retention bonus upon his resignation on December 27, 2007. In August 2007, Mr. Scheidemann received a special retention bonus in the amount of $50,000. One half of the retention bonus ($25,000) was paid in August 2007. The second half of the retention bonus ($25,000) was earned and paid in March 2008, when the Company filed its Annual Report on Form 10-K for the year ending December 31, 2007 with the SEC.
(6)	Mr. Hanlon resigned effective February 1, 2008.
(7)	Mr. Scheidemann was appointed Interim Chief Financial Officer effective December 28, 2007.

2007 GRANTS OF PLAN-BASED AWARDS

The following table provides information on plan-based awards granted in 2007 to each of our named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh) (5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jerry L. Starkey
Management incentive compensation plan	March 2, 2007	$387,294	$1,050,000	$—
Employee 2004 stock incentive plan	March 2, 2007				7,147	35,733	35,733				$723,951
Employee 2004 stock incentive plan	March 2, 2007								150,400	$20.26	$1,347,584

James P. Dietz (7)
Management incentive compensation plan	March 2, 2007	$165,983	$450,000	$—
Employee 2004 stock incentive plan	March 2, 2007				1,876	9,380	9,380				$190,039
Employee 2004 stock incentive plan	March 2, 2007								34,000	$20.26	$304,640

Christopher J. Hanlon (8)
Management incentive compensation plan	March 2, 2007	$165,983	$450,000	$—
Employee 2004 stock incentive plan	March 2, 2007				1,474	7,370	7,370				$149,316
Employee 2004 stock incentive plan	March 2, 2007								27,000	$20.26	$241,920

David L. Fry
Management incentive compensation plan	March 2, 2007	$165,983	$450,000	$—
Employee 2004 stock incentive plan	March 2, 2007				1,474	7,370	7,370				$149,316
Employee 2004 stock incentive plan	March 2, 2007								27,000	$20.26	$241,920

Albert F. Moscato, Jr.
Land Sales Commission Plan	March 2, 2007	$163,000	$163,000	$—
Employee 2004 stock incentive plan	March 2, 2007				—	—	—
Employee 2004 stock incentive plan	March 2, 2007							8,350			$169,171

Ernest Scheidemann
Management incentive compensation plan	March 2, 2007	$18,443	$50,000	$—
Employee 2004 stock incentive plan	March 2, 2007				—	—	—
Employee 2004 stock incentive plan	March 2, 2007							4,075			$82,560

(1)	These columns show the range of payouts targeted for 2007 performance under the Senior Management Incentive Compensation Plan and the Land Sales Commission Plan as described in the section titled “Annual Incentives” in the CD&A. There is no maximum amount payout under the Senior Management Incentive Compensation Plan. No amounts were paid with respect to these awards as a result of the inability to achieve the established goals.
(2)	These columns show the range of payouts targeted for 2007 performance in the form of performance shares as described in the section titled “Long-Term Incentives” in the CD&A. These awards did not vest and were subsequently forfeited as a result of the inability to achieve the established goals. We have accordingly reversed all previously accrued accounting expenses associated with these performance share grants.
(3)	This column represents the number of Restricted Stock Units granted in 2007 to certain named executive officers. These Restricted Stock Units vest 100% on the second anniversary of the grant date.
(4)	This column represents the number of stock-settled appreciation rights (SSARs) granted in 2007 to certain named executive officers. These SSARs vest and become exercisable in the following percentages and time periods: 50% after one year, and 100 % after two years.
(5)	The exercise price of the SSAR awards is equal to the closing price of our common stock on the grant date.

(6)	This column shows the full grant date value of stock and SSAR awards calculated in accordance with SFAS 123R that were granted in 2007. The full grant date fair value is the amount that the Company would expense in its financial statements over the award’s vesting schedule. See Notes 1 and 2 to the Summary Compensation Table.
(7)	Mr. Dietz resigned effective December 27, 2007. As a result, he forfeited all of his unvested option and SSAR awards and, accordingly, we have reversed during 2007 all previously recorded FAS 123R compensation expenses associated with these unvested grants.
(8)	Mr. Hanlon resigned effective February 1, 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

The following table provides information regarding outstanding awards for our named executive officers as of our most recent fiscal year end.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable) (1)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (1)	Option Exercise Price ($)	Grant Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Jerry L. Starkey
Option Grant	168,230	—	6.01	12/04/2008
Option Grant	71,704	—	6.01	6/30/2010
Option Grant	143,408	—	10.46	1/01/2011
Option Grant	143,408	—	16.04	1/01/2012
Option Grant	143,408	—	9.08	2/21/2013
Option Grant	93,750	31,250	21.86	2/05/2014
Option Grant	47,000	47,000	33.97	2/16/2015
SAR Grant		150,400	27.51	1/30/2016
SAR Grant		150,400	20.26	3/02/2017
Performance Share Grant				12/31/2008	8,000	30,240

James P. Dietz (3)
Option Grant	26,859	—	6.01	1/26/2008
Option Grant	7,788	—	6.01	1/26/2008
Option Grant	27,250	—	6.01	1/26/2008
Option Grant	34,418	—	10.46	1/26/2008
Option Grant	45,890	—	16.04	1/26/2008
Option Grant	45,891	—	9.08	1/26/2008
Option Grant	37,500	—	21.86	1/26/2008
Option Grant	13,000	—	33.97	1/26/2008
SAR Grant	—	—	27.51	1/26/2008
SAR Grant	—	—	20.26	1/26/2008

Christopher J. Hanlon (4)
Option Grant	9,878	—	16.04	3/02/2008
Option Grant	21,510	—	9.08	3/02/2008
Option Grant	30,000	10,000	21.86	3/02/2008
Option Grant	13,000	13,000	33.97	3/02/2008
SAR Grant	—	27,000	27.51	3/02/2008
SAR Grant	—	27,000	20.26	3/02/2008
Performance Share Grant				3/02/2008	1,650	6,237

David L. Fry
Option Grant	12,695	—	6.01	6/30/2010
Option Grant	34,418	—	10.46	1/01/2011
Option Grant	45,890	—	16.04	1/01/2012
Option Grant	22,946	—	9.08	2/21/2013
Option Grant	22,500	7,500	21.86	2/05/2014
Option Grant	8,500	8,500	33.97	2/16/2015
SAR Grant	—	22,500	27.51	1/30/2016
SAR Grant	—	27,000	20.26	3/02/2017
Performance Share Grant				12/31/2008	1,388	5,247

Albert F. Moscato, Jr.
Option Grant	11,473		10.46	1/01/2011
Option Grant	11,198		16.04	1/01/2012
Option Grant	8,605	—	9.08	2/21/2013
Option Grant	13,500	4,500	21.86	2/05/2014
Option Grant	5,500	5,500	33.97	2/16/2015
SAR Grant	—	12,500	27.51	1/30/2016
RSU Grant				3/02/2009	8,350	31,563
Performance Share Grant				12/31/2008	750	2,835

Ernest Scheidemann
Option Grant	1,250	1,250	33.97	2/16/2015
SAR Grant	—	5,000	27.51	1/30/2016
RSU Grant				3/02/2009	4,075	15,404

(1)	The vesting schedule of each option, SSAR, performance share and RSU is listed in the table below by expiration date:

Grant Expiration Date		Vesting Schedule
12/04/2008		20% each year for five years
10/11/2009		20% each year for five years
06/30/2010		20% each year for five years
01/01/2011		20% each year for five years
01/01/2012		50% after two years; 75% after three years; 100% after four years
02/21/2013		50% after two years; 75% after three years; 100% after four years
02/05/2014		50% after two years; 75% after three years; 100% after four years
02/16/2015		50% after two years; 75% after three years; 100% after four years
01/30/2016		50% after two years; 75% after three years; 100% after four years
03/02/2017		50% after one year; 100% after two years
12/31/2008	(Performance Share Grant)	Vests upon satisfaction of performance conditions three years from grant date
03/02/2009	(RSU Grant)	100% on the second anniversary of the grant date

(2)	Market value is based upon closing price of our common stock on December 31, 2007 which was $3.78.
(3)	Mr. Dietz resigned effective December 27, 2007 at which time all of his unvested awards were forfeited. Mr. Dietz had 30 days after his resignation date to exercise vested awards or they would be forfeited.
(4)	Mr. Hanlon resigned effective February 1, 2008 at which time all of his unvested awards were forfeited. Mr. Hanlon had 30 days after his resignation date to exercise vested awards or they would be forfeited.

OPTION EXERCISES AND STOCK VESTED DURING 2007

The following table provides information regarding the amounts received by our named executive officers upon exercise of options during our fiscal year ended December 31, 2007. None of our NEO’s exercised options or realized any stock vesting during 2007.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Jerry L. Starkey	—	—
James P. Dietz	—	—
Christopher J. Hanlon	—	—
David L. Fry	—	—
Albert F. Moscato, Jr.	—	—
Ernest Scheideman	—	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The following table describes the potential maximum payments and benefits to which the named executive officers would be entitled upon termination of employment if a termination were assumed to have occurred as of December 31, 2007.

Name		Salary Continuation Payments ( $)	Continuation of Medical Benefits ($)	Acceleration of Equity Awards ($) (1)	Use of Company- provided Automobile ($)	Total Termination Benefits ($)
Jerry L. Starkey	2
Termination without Cause		6,000,000	18,548		3,944	6,022,492
Involuntary or good reason termination after change in control (CIC)		6,000,000	18,548	201,599	3,944	6,224,091

James P. Dietz	3
Involuntary termination		—	—	—	—	—
Involuntary or good reason termination after change in control (CIC)		—	—	—	—	—

Christopher J. Hanlon	4
Involuntary termination		—	—	—	—	—
Involuntary or good reason termination after change in control (CIC)		825,000	—	41,580	—	866,580

David L. Fry	4
Involuntary termination		—	—	—	—	—
Involuntary or good reason termination after change in control (CIC)		825,000		34,965	—	859,965

Albert F. Moscato, Jr.	5
Involuntary termination		—	—	—	—	—
Involuntary or good reason termination after change in control (CIC)		281,250	—	50,463	—	331,713

Ernest Scheidemann	5
Involuntary termination		—	—	—	—	—
Involuntary or good reason termination after change in control (CIC)		281,250	—	15,404	—	296,654

(1)	Amounts reflect (1) the intrinsic value of all unvested stock options and SSAR’s, and (2) the value of unvested performance share grants and restricted stock units due to the acceleration of vesting of all unvested equity awards assuming a termination event as of December 31, 2007. The intrinsic value is the difference between the exercise price of the stock option and SSAR and the market value of our common stock on December 31, 2007 multiplied by the number of outstanding options or SSARs. The value of performance share grants and restricted stock units is based upon the market value of our common stock on December 31, 2007 multiplied by the number of unvested performance share grants and unvested restricted stock units. For a detail of unvested equity grants, refer to the table of Outstanding Equity Awards appearing in this Item 11.
(2)	Mr. Starkey’s salary continuation payments and medical benefits would be paid on a monthly basis for a period of 24 months. For specific details on his Severance Agreement, refer to “Termination and Severance Arrangements” below.
(3)	Mr. Dietz’s resigned effective December 27, 2007. He did not receive any payments or benefits under this voluntary resignation.
(4)	Mr. Fry’s and Mr. Hanlon’s salary continuation payments would be comprised of 6 monthly payments of prorated annual salary and an additional 12 monthly payments of salary under a non-compete clause. For specific details on each of their Severance Agreements, refer to “Termination and Severance Arrangements” below. The amounts set forth in the column assume that Mr. Fry and Mr. Hanlon each signed a non-compete agreement. Mr. Hanlon subsequently resigned effective February 1, 2008. He did not receive any payments or benefits under this voluntary resignation.
(5)	Mr. Moscato’s and Mr. Scheidemann’s salary continuation payments would be comprised of 9 monthly payments of prorated annual salary. For specific details on each of their Severance Agreements, refer to “Termination and severance Arrangements” below.

TERMINATION AND SEVERANCE ARRANGEMENTS

Except as specifically described below regarding the Chief Executive Officer’s Termination and Severance Agreement, all named executive officers and other executive officers who receive equity awards in the form of stock options, SSARs, restricted stock units or performance share units are subject to the same terms and conditions in the event of a termination or change in control as applicable to all WCI employees who receive these equity awards, pursuant to the terms of the applicable award agreements and the Company’s 2004 Stock Incentive Plan, as awarded (the “Plan”). The consequences under the Plan and/or WCI’s equity award agreements in the event an employee’s employment is terminated or there is a change in control of WCI are described below.

Performance Stock Units and Restricted Stock Units

•	Termination of Employment for any reason prior to vesting : All unvested performance stock units and restricted stock units are cancelled, except as provided below.

•

Death while employed by the Company or in the event employment is terminated by the Company by reason of disability : A pro rata percentage of performance stock unit shares (or restricted stock unit shares, as applicable), that corresponds to the number of full months elapsed from the grant date to the date of employee’s death or disability termination date will be given to the employee or employee’s personal representative, no later than March 15 of the year following the year in which the death/disability termination occurs.

•	Change in Control: See “Change in Control Provisions Applicable to Equity Awards” below.

Stock Appreciation Rights

•

Death or Disability : In the event of an employee’s death while employed by WCI, or in the event an employee’s employment terminates by reason of disability (Death/Disability Termination), any vested stock appreciation rights (or portion thereof) not previously exercised may be exercised by the employee (or the personal representative) for the 12-month period after the date of Death/Disability Termination, but not later than the 10th anniversary of the applicable stock appreciation rights grant date. All stock appreciation rights not exercised prior to such date will terminate on such date.

•

Termination for “Cause”: In the event of the employee’s termination for “cause”, all unexercised stock appreciation rights will terminate as of the date of termination. (See definition of “cause” below.)

•

Termination for any reason other than death, disability or cause : In the event of termination for any reason other than death, disability or cause, all vested stock appreciation rights (or portion thereof) not previously exercised may be exercised by an employee during the one month period after the date of the employee’s termination, but not later than the 10th anniversary of the applicable stock appreciation right grant date. All stock appreciation rights not exercised prior to such date will terminate on such date.

•	Change in Control: See “Change in Control Provisions Applicable to Equity Awards” below.

Stock Options

•

Death or Disability: In the event of an employee’s death while employed by WCI or in the event an employee’s employment terminates by reason of disability (Death/Disability Termination), vested options not previously exercised to the extent vested may be exercised by the employee (or the employee’s personal representative) during the 12-month period after the date of Death/Disability Termination. All stock options not exercised prior to such date will terminate on such date.

•	Termination for “Cause”: In the event of an employee’s termination for cause, all unexercised stock options will terminate immediately. (See definition of “cause” below.)

•

Termination for any reason other than death, disability or cause: In the event of termination for any reason other than death, disability or cause, all vested stock options (or portion thereof) not previously exercised may be exercised by an employee during the 30 day period following the date of termination and any stock option (or portion thereof) not exercised prior to or during such 30 day period will terminate.

•	Change in Control: See “Change in Control Provisions Applicable to Equity Awards” below.

Change in Control Provisions Applicable to Equity Awards

In the event of a Change in Control (as defined below), the Company may, but is not obligated to: (1) accelerate, vest or cause the restrictions to lapse with respect to, all or any portion of an award under the Plan; (2) pay cash in exchange for the cancellation of such award; (3) require the issuance of substitute benefits to substantially preserve the benefit of such award; or (4) provide that for a period of at least 30 days prior to the Change in Control, such award will be exercisable as to all shares subject thereto and that upon the occurrence of the Change in Control, such award will terminate. The Plan and/or the underlying equity award agreements for employees also provide for “double trigger” vesting acceleration protection in the event that an employee’s employment is terminated without “cause” or the employee resigns for “good reason” within one year following a Change in Control of WCI. Additionally, any stock options or stock appreciation rights that remain outstanding following an employee’s termination without “cause” or for “good reason” within one year following a Change in Control will remain exercisable for the duration of the term of the stock option or stock appreciation right. An employee has “good reason” to terminate after a change in control if there is a material reduction in the employee’s annual base salary or there is any material adverse change in employee’s duties, title or responsibilities.

The Plan defines “Change in Control” to include the following:

•	A person or entity becomes the owner of 35% or more of the combined voting power of WCI’s securities;

•

The persons who were directors as of the date in 2004 on which the Board approved the plan (together with new directors who are approved by at least two-thirds of the incumbent directors) cease to constitute at least a majority of the Board;

•

A reorganization, recapitalization, merger or consolidation, unless securities representing more than 50% of the combined voting power of the surviving entity is held by persons who were beneficial owners immediately prior to the transaction in substantially the same proportions; and

•	A sale, transfer or other disposition of all or substantially all of the assets of the Company.

The change in control provisions in the severance agreements for the Chief Executive Officer and other named executive officers are defined in the individual severance agreements. (See “Severance Agreements” below.)

Termination by the Company for “Cause”

Termination by the Company for “cause” generally includes:

•

An employee’s willful and continued failure to perform his or her duties with respect to WCI that continues beyond 10 days after a written demand for substantial performance is delivered to the employee by WCI (applicable to performance stock units, restricted stock units and stock options);

•	Misconduct by an employee involving dishonesty or breach of trust in connection with the employee’s employment (applicable to performance stock units, restricted stock units and stock options);

•	Misconduct by an employee involving dishonesty or breach of a fiduciary duty in connection with the employee’s service as an officer (applicable to SSARs only);

•

Misconduct by an employee that would be a reasonable basis for an indictment of the employee for a felony or a misdemeanor involving moral turpitude (applicable to performance stock units, restricted stock units, stock options and SSARs); or

•	Misconduct by an employee that results in a demonstrable injury to WCI (applicable to performance stock units, restricted stock units, stock options and SSARs).

Benefits Upon Retirement or Termination

Except for benefits granted to the Chief Executive Officer as outlined in his severance agreement described below, upon the termination of employment of a named executive officer, whether voluntary or involuntary, or upon the retirement or death of a named executive officer, WCI does not provide any health care continuation benefits (except COBRA which is granted to all employees), outplacement services, financial planning services or other benefits.

Severance Agreements

The Company has no employment agreements with any named executive officer but has entered into severance agreements with the named executive officers as described below.

Mr. Starkey. Mr. Starkey and WCI entered into an Executive Termination and Severance Agreement dated July 28, 2005 and effective as of March 16, 2005. The following is a description of the material terms and conditions of the severance agreement:

Termination by WCI Without Cause or by Mr. Starkey for Good Reason. If Mr. Starkey’s employment with WCI is terminated by WCI for reasons other than “cause” (as defined in the severance agreement) or is voluntarily terminated by Mr. Starkey for “good reason” (as defined in the severance agreement), then Mr. Starkey shall receive from WCI:

•

severance benefits, representing: (1) monthly payments for a period of 24 months after the date of termination of employment, equal to 1/12th of the average of Mr. Starkey’s annual base salary and annual bonuses (including amounts received under any incentive plans, whether deferred or not) during the two most recent fiscal years prior to the date of termination of employment (subject to a maximum annual severance payment of $3.0 million), less any payroll deductions, taxes and withholding, as may be necessary pursuant to law; (2) payments for a period of 24 months, for any and all health and dental benefits under which Mr. Starkey and/or his family is eligible to receive as of the date of termination of employment; (3) payment for the automobile allowance Mr. Starkey is receiving as of the date of termination of employment for a period of three months; and (4) immediate vesting of all unvested shares of restricted stock units and restricted stock received by Mr. Starkey pursuant to any annual bonus incentive plan of WCI; provided, however, should Mr. Starkey become entitled to receive severance benefits within 12 months following a “change in control” (as defined in the severance agreement) of WCI, then, in addition to the vesting of all of Mr. Starkey’s unvested shares of restricted stock units and restricted stock, all of Mr. Starkey’s unvested stock options will also immediately vest; and

•

accrued benefits, representing payment for (1) any unpaid base salary; (2) any accrued but unpaid vacation and (3) all other amounts payable to Mr. Starkey under WCI’s employee benefit or compensation plans.

Termination by WCI for Cause or by Mr. Starkey without Good Reason, Death, Disability or Retirement. If Mr. Starkey’s employment with WCI is terminated by WCI for “cause” (as defined in the severance agreement), or if his employment with WCI ends due to death, “disability” (as defined in the severance agreement), retirement on or after early or normal retirement age, or due to a voluntary termination of employment by Mr. Starkey without “good reason” (as defined in the severance agreement), then Mr. Starkey would only be entitled to the accrued benefits described above.

Non-Competition, Non-Solicitation and Confidentiality Covenants. Pursuant to the severance agreement entered into with Mr. Starkey, Mr. Starkey agreed that, for a period of two years following the termination of his employment with WCI without regard to the reason for such termination of employment, he would not seek employment nor engage in activities that would be competitive or involve business related solicitation. Mr. Starkey also agreed to be subject to a confidentiality and non-disclosure covenant. If Mr. Starkey fails to comply with the non-competition, non-solicitation and confidentiality and non-disclosure covenants, the severance benefits will terminate immediately.

A copy of Mr. Starkey’s Severance Agreement has been filed as an exhibit to WCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and can be found on our website, www.wcicommunities.com, at the “Investors” tab.

Other Named Executive Officers. WCI has also entered into Severance and Non-Solicitation Agreements with (1) Mr. Dietz (agreement dated May 14, 2002), (2) Mr. Fry (agreement dated May 7, 2002), (3) Mr. Hanlon (agreement dated January 30, 2007), (4) Mr. Moscato (agreement dated March 26, 2007), and (5) Mr. Scheidemann (agreement dated March 26, 2007) which, except as otherwise noted below, are substantially the same. The following is a description of the material terms and conditions of these agreements:

Termination by WCI Without Cause or by the Executive for Good Reason following a Change in Control. If the executive’s employment with WCI is terminated by WCI for reasons other than “cause” (as defined in the severance and non-solicitation agreements) or is voluntarily terminated by the executive for “good reason” (as defined in the severance and non-solicitation agreements) within 12 months following a “change in control” (as defined in the severance and non-solicitation agreements) of WCI, then the executive will receive from WCI:

•

severance compensation consisting of monthly payments for a period of months (12 months under Mr. Dietz’s agreement, nine months under Mr. Moscato’s and Mr. Scheidemann’s agreements and six months under both Mr. Fry’s and Mr. Hanlon’s agreements), beginning in the month after the month in which the termination of employment occurred, equal to 1/12th of executive’s annual base salary (without including any bonus amounts) in effect immediately prior to the “change in control” of WCI; and

•

non-compete compensation consisting of optional monthly payments for a period of months (24 months under Mr. Dietz’s agreement and 12 months under both Mr. Fry’s and Mr. Hanlon’s agreements), beginning in the month after the month in which the last monthly payment of severance compensation has been made, equal to 1/12th of executive’s annual base salary (without including bonus) in effect immediately prior to the “change in control” of WCI. The executive’s eligibility to receive the non-compete compensation is subject to executive’s execution of a non-compete addendum within 14 days after the date of termination. Mr. Moscato’s and Mr. Scheidemann’s agreements do not provide for non-compete compensation.

Termination by the Executive by Reason of Death or Disability. If the executive’s employment with WCI is terminated by reason of death or disability, then the executive will not be entitled to receive any severance compensation or non-compete compensation.

General Release . The executive must execute a General Release pursuant to which the executive agrees not to file any actions against or seek relief from WCI as a condition to the payment of the severance compensation and the non-compete compensation.

Non-Competition, Non-Solicitation and Confidentiality Covenants. Pursuant to the severance agreements, the other named executive officers agreed that if they were terminated within 12 months following a “change in control” the executive must comply with: (1) a 12-month non-compete covenant (not applicable to Mr. Moscato and Mr. Scheidemann), (2) a nine-month non-solicitation covenant (in the case of Mr. Fry and Mr. Hanlon) or 12-month non-solicitation covenant (in the case of Mr. Dietz, Mr. Moscato and Mr. Scheidemann) and (3) a covenant not to disclose confidential information at any time. If the executive fails to comply with the non-competition, non-solicitation and confidentiality and non-disclosure covenants, as well as the provisions of the non-compete addendum (not applicable to Mr. Moscato and Mr. Scheidemann), the severance compensation and non-compete compensation (if applicable) will terminate immediately.

A copy of the form of Mr. Dietz’s agreement and the form of other senior vice presidents’ Severance Agreements have been filed as an exhibit to WCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and a copy of the form of Mr. Hanlon’s agreement has been filed as an exhibit to WCI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The key terms of Mr. Moscato’s agreement were summarized on WCI’s Form 8-K filed on March 29, 2007. These Forms 10-K and Form 8-K can be found on our website, www.wcicommunities.com , at the “Investors” tab.

INFORMATION ON

DIRECTOR COMPENSATION

Directors who are employees of WCI receive no remuneration for serving as directors. Currently, no employees serve as directors of WCI.

The following table discloses non-employee director compensation as set forth in the amended 2005 Compensation Program for Non-Employee Directors. This compensation program was in effect through October 5, 2007, at which time the Board of Directors agreed to reduce its compensation.

Annual Non-Executive Chairman retainer (through 2007 annual shareholder meeting)	$100,000
Annual equity award	$80,000	(1)
Annual Board retainer	$40,000	(2)
Annual Audit Committee Chair retainer	$10,000
Annual Executive Compensation Committee Chair retainer	$5,000
Annual Nominating/Corporate Governance Committee Chair retainer	$5,000
Payment per Board meeting attended	$2,000
Payment per committee meeting attended	$1,500
Payment per Board and committee meeting attended telephonically	$1,000

(1)	Prior to October 5, 2007, each non-employee director was entitled to receive an annual equity award. The targeted value of this award was $80,000 per year for each non-employee director, 25% of which was valued and granted as of the first trading day of each calendar quarter (and in the case of awards of common stock, delivered to the non-employee director within 10 days after the award valuation date). The annual equity award was paid in the form of shares of common stock, SSARs payable in common stock and/or restricted stock units on a quarterly basis, at each director’s election. All equity awards vested immediately. In the event a director failed to participate in at least 75% of all Board and Committee meetings in a calendar year (with respect to those Committees meetings in a calendar year (with respect to those Committees on which he or she served), that director did not receive the next following quarterly equity award.
(2)	Paid on a quarterly basis in the form of cash or shares of common stock, SSARs payable in common stock and/or restricted stock units, at each director’s election.

Prior to October 5, 2007, non-employee directors could have received, in lieu of cash, their annual Board retainer, Committee Chair retainer, Board meeting payments and Committee meeting payments in the equivalent value of common stock, restricted stock units and/or SSARs payable in common stock (SSARs, and, together with common stock and restricted stock units, “Stock Payment”), or in any combination thereof. The term for the exercise of SSARs was ten years unless otherwise terminated as provided in the grant agreement governing the SSARs. If a director elected a Stock Payment in lieu of cash for his or her Board retainer or Committee Chair retainer, such Stock Payment was valued and granted as of the first trading day of each calendar quarter (and in the case of awards of common stock, delivered within 10 days after the award valuation date). If a director elected a Stock Payment in lieu of a Board meeting payment or a Committee meeting payment, the Stock Payment made in lieu of cash for such a meeting was valued and granted as of the date of the meeting for which the meeting or Committee payment was due (or as of the next trading day, if the meeting date was not a trading day), and in the case of awards of common stock, was delivered within 10 days after the award valuation date. All Stock Payments vested immediately.

The Company’s Board of Directors agreed to reduce its compensation effective October 5, 2007. Don Ackerman, Chuck Cobb, Nicholas Graziano, Carl Icahn, Keith Meister, David Schechter, and Craig Thomas each agreed commencing on October 5, 2007, to forego all director compensation for the balance of the calendar year 2007 and for all of calendar year 2008. Additionally, Hilliard Eure and Jonathan Macey each agreed commencing October 5, 2007 and for all of calendar year 2008 to receive reduced director compensation in the aggregate amount of $50,000 to be paid in cash on a quarterly basis in 2008 and pro-rated for the balance of 2007, in lieu of the director compensation to which they were entitled.

The following table provides summary information concerning compensation paid or accrued by us to our non-employee directors for services rendered during the year ended, as of December 31, 2007.

2007 Director Compensation

Name		Fees Earned or Paid in Cash ($) 4	Stock Awards ($) 5, 6	Option Awards ($) 5, 7	Total ($)
Don E. Ackerman	10	139,576	80,000	5,830	225,406
Charles E. Cobb, Jr.	8	84,500	80,000	404,800	569,300
John H. Dasburg	1	11,000			11,000
Hilliard M. Eure, III		101,000		80,000	181,000
Nick Graziano	3	16,507	27,014		43,521
F. Philip Handy	2	65,750	60,000		125,750
Carl Ichan	3	15,507	27,014		42,521
Lawrence L. Landry	2	76,000	60,000		136,000
Jonathan Macey	3	22,986	13,507	13,507	50,000
Jim McDonald	2	56,000	50,000		106,000
Thomas F. McWilliams	2	64,500	60,000		124,500
Keith Meister	3	15,507	27,014		42,521
David Schechter	3	15,507	13,507	13,507	42,521
Kathleen M. Shanahan	2	79,250	60,000		139,250
Craig Thomas	3 & 9	16,507	27,014		43,521
Stewart Turley	2	71,500	60,000		131,500

(1)	John H. Dasburg resigned on January 30, 2007.
(2)	These directors resigned on August 30, 2007.
(3)	These directors were elected on August 30, 2007.
(4)	Prior to October 5, 2007, each director elected to receive earned fees in the form of cash, shares of common stock, SSARs or restricted stock units. Messrs. Ackerman, McWilliams, McDonald, Handy, Shanahan, Thomas and Graziano received their earned fees entirely in common stock. Mr. Cobb received his earned fees entirely in restricted stock units. Messrs. Dasburg, Eure, Landry, Turley, Icahn, Meister, Macey and Schechter received their earned fees entirely in cash.
(5)	These columns represent the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock-based awards and option awards granted to each of the directors in lieu of cash in 2007 as well as in prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions we used in calculating these values, refer to notes 1 and 19 of WCI’s audited financial statements in the Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the directors. Stock payments elected by a director in lieu of cash are included in “Fees Earned or Paid in Cash” and are not reflected in this column.
(6)	The calculated amounts under this column represent both the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year in accordance with SFAS 123R and the full grant date fair value calculated in accordance with SFAS 123R and reflect the expenses recognized during 2007 in accordance with SFAS 123R.
(7)	The grant date fair value of the option awards made during 2007 for directors is as follows: Mr. Eure: $80,000; Mr. Macey: $13,507; and Mr. Schechter: $13,507. Mr. Ackerman and Mr. Cobb did not receive option grants during 2007. Refer to footnote 5 for additional explanation of the dollar amounts represented in this column.
(8)	Mr. Cobb received a grant of 80,000 options in December 2006 that vested 50% after the first year and 100% after the second year. The options became fully vested in September 2007 based upon the terms of the original grant. Mr. Cobb has an agreement with WCI which also includes an incremental chairmanship fee providing that, if Mr. Cobb serves as Chairman after December 15, 2008, WCI will pay him $200,000 per year (payable quarterly in advance, beginning on January 1, 2009), in addition to the other retainers and fees payable to him under the WCI 2005 Compensation Program for Non-Employee Directors. The incremental chairmanship fee would be payable, at his election, in the form of cash, common stock or other equity-based awards.
(9)	Craig Thomas resigned on February 13, 2008.
(10)	Through October 5, 2007, Mr. Ackerman received an annual retainer of $100,000 as Non-Executive Chairman of the Board in addition to his regular annual director retainer of $40,000 pursuant to an agreement between Mr. Ackerman and the Company. The annual retainer was terminated effective August 30, 2007 upon Mr. Ackerman’s resignation as Chairman of the Board. In addition, Mr. Ackerman has an agreement with WCI up through and including July 24, 2008, whereby Mr. Ackerman may not compete with WCI and may not solicit any of WCI’s employees that were employed after July 24, 1995 to accept employment with him or any other person.

The following table provides a summary of the outstanding stock options and SSARs, held by each of our non-employee directors, as of December 31, 2007.

	Stock Options (1)	Stock Appreciation Rights (1)
Don E. Ackerman	2,039
Charles E. Cobb, Jr.	81,816
Hilliard M. Eure, III	10,209	18,730
Nick Graziano
Carl Ichan
Jonathan Macey		4,429
Keith Meister
David Schechter		4,429
Craig Thomas

(1)	All stock options and SSARs are fully vested.

Director Mandatory Stock Ownership Requirement

The Board has adopted mandatory stock ownership guidelines that require all non-employee directors of WCI to own on December 31, 2010, and on each December 31st thereafter, WCI common stock in an amount equal to the lesser of: (a) the value of five times the annual board retainer (i.e., $200,000); or (b) a fixed number of shares of WCI common stock determined by multiplying the annual board retainer by five and then dividing that dollar amount by the then fair market value of one share of WCI common stock on December 31st of that year. It is expected that each non-employee director will progress to this level of stock ownership at the rate of one-times the annual board retainer for each year of board service beginning on and after January 1, 2006.

Any non-employee director elected to the Board after October 3, 2005 will have five years from the date of such election within which to meet the stock ownership requirement as specified in the preceding paragraph.

No later than December 31, 2010, and annually thereafter, each non-employee director will provide a statement acknowledging compliance with such stock ownership requirement. Any non-employee director elected to the board after October 3, 2005 will not be required to provide the first such compliance statement to WCI until December 31st of the fifth year after his or her election to the board, after which such non-employee director will provide a statement each year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables contain information about the beneficial ownership of our common stock for:

•	each person known to WCI to be the beneficial owner of more than five percent of our common stock;

•	each director and nominee for director of WCI;

•	each executive officer named in the Summary Compensation Table under “Compensation of Executive Officers”; and

•	all directors and executive officers of WCI as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners (Other than Directors, Nominees for Directors and Named Executive Officers)

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of April 16, 2008, the only persons known by us to be beneficial owners of more than 5% of our common stock were as follows.

Name and Address of Beneficial Owner	Shares of WCI Communities Common Stock	Percent of Class
Icahn Partners LP (1) c/o Icahn Associates Corp. 767 Fifth Avenue, 47th Floor New York, NY 10153	6,096,751	14.51%
Barclays Global Investors, NA (2) 45 Fremont Street, 17th Floor San Francisco, CA 94105	4,593,766	10.91%
Sandell Asset Management Corp. (3) 40 West 57th Street, 26th Floor New York, NY 10019	4,093,114	9.7%
S.A.C. Capital Advisors, LLC (4) 72 Cummings Point Road Stamford, CT 06902	4,012,000	9.5%
Morgan Stanley (5) 1585 Broadway New York, NY 10036	3,761,562	8.9%
Merrill Lynch & Co. (6) 4 World Financial Center 250 Vesey Street New York, NY 10080	3,571,600	8.47%
Dimensional Fund Advisors (7) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,802,486	6.66%

(1)	This information is based on a Schedule 13D/A filed with the Securities and Exchange Commission on May 11, 2007 by Icahn Partners LP and affiliated entities, which reported sole and shared voting and dispositive power as follows: (a) High River Limited Partnership, sole voting power with respect to 1,279,725 shares and sole dispositive power with respect to 1,279,725 shares; (b) Hopper Investments LLC, shared voting power with respect to 1,279,725 shares and shared dispositive power with respect to 1,279,725 shares; (c) Barberry Corp., shared voting power with respect to 1,279,725 shares and shared dispositive power with respect to 1,279,725 shares; (d) Icahn Partners Master Fund LP, sole voting power with respect to 1,914,558 shares and sole dispositive power with respect to 1,914,558 shares; (e) Icahn Offshore LP, shared voting power with respect to 1,914,558 shares and shared dispositive power with respect to 1,914,558 shares; (f) CCI Offshore Corp., shared voting power with respect to 1,914,558 shares and shared dispositive power with respect to 1,914,558 shares; (g) Icahn Partners LP, sole voting power with respect to 2,901,892 shares and sole dispositive power with respect to 2,901,892 shares; (h) Icahn Onshore LP, shared voting power with respect to 2,901,892 shares and shared dispositive power with respect to 2,901,892 shares; (i) CCI Onshore Corp., shared voting power with respect to 2,901,892 shares and shared dispositive power with respect to 2,901,892 shares; and (j) Carl C. Icahn, shared voting power with respect to 6,096,175 shares and shared dispositive power with respect to 6,096,175 shares.
(2)	This information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on March 5, 2008 by Barclays Global Investors, NA and affiliated entities, which reported sole voting and dispositive power as follows: (a) Barclays Global Investors, NA, sole voting power with respect to 449,679 shares and sole dispositive power with respect to 555,727 shares and (b) Barclays Global Fund Advisors, sole voting power with respect to 4,038,039 shares and sole dispositive power with respect to 4,038,039 shares.
(3)	This information is based on a Schedule 13D/A filed with the Securities and Exchange Commission on October 12, 2007 by Sandell Asset Management Corp. and affiliated entities, which reported shared voting and dispositive power as follows: (a) Castlerigg Master Investments Ltd, shared voting power with respect to 2,184,140 shares and shared dispositive power with respect to 2,184,140 shares; (b) Sandell Asset Management Corp., shared voting power with respect to 4,093,114 shares and shared dispositive power with respect to 4,093,114 shares; (c) Castlerigg International Limited, shared voting power with respect to 2,184,140 shares and shared dispositive power with respect to 2,184,140 shares; (d) Castlerigg International Holdings Limited, shared voting power with respect to 2,184,140 shares and shared dispositive power with respect to 2,184,140 shares; (e) Castlerigg Global Select Fund, Limited, shared voting power with respect to 1,908,974 shares and shared dispositive power with respect to 1,908,974 shares; (f) CGS, Ltd., shared voting power with respect to 1,908,974 shares and shared dispositive power with respect to 1,908,974 shares; (g) Castlerigg GS Holdings, Ltd., shared voting power with respect to 1,908,974 shares and shared dispositive power with respect to 1,908,974 shares; and (h) Thomas E. Sandell, shared voting power with respect to 4,093,114 shares and shared dispositive power with respect to 4,093,114 shares.
(4)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008 by S.A.C. Capital Advisors, LLC and affiliated entities, which reported shared voting and dispositive power as follows: (a) S.A.C. Capital Advisors, LLC, shared voting power with respect to 4,012,000 shares and shared dispositive power with respect to 4,012,000 shares; (b) S.A.C. Capital Management, LLC, shared voting power with respect to 4,012,000 shares and shared dispositive power with respect to 4,012,000 shares; (c) S.A.C. Capital Associates, LLC, shared voting power with respect to 4,012,000 shares and shared dispositive power with respect to 4,012,000 shares; and (d) Steven A. Cohen, shared voting power with respect to 4,012,000 shares and shared dispositive power with respect to 4,012,000 shares.
(5)	This information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008 by Morgan Stanley, which reported sole and shared voting and dispositive power as follows: (a) Morgan Stanley, sole voting power with respect to 3,761,462 shares, shared voting power with respect to 100 shares and sole dispositive power with respect to 3,761,562 shares; and (b) Morgan Stanley Capital Services Inc., a wholly-owned subsidiary of Morgan Stanley, sole voting power with respect to 3,515,345 shares and sole dispositive power with respect to 3,515,345 shares.
(6)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2008 by Merrill Lynch & Co., Inc. and affiliated entities, which reported sole voting and dispositive powers as follows: (a) Merrill Lynch, Pierce, Fenner & Smith Incorporated, sole voting power with respect to 3,565,358 shares and sole dispositive power with respect to 3,565,358 shares; and (b) Merrill Lynch Financial Markets, Inc. sole voting power with respect to 6,242 shares and sole dispositive power with respect to 6,242 shares. The filing states that Merrill Lynch, Pierce, Fenner & Smith Incorporated, a U.S. broker/dealer and investment adviser and Merrill Lynch Financial Markets, Inc., a U.S. OTC derivatives dealer, are wholly owned subsidiaries of Merrill Lynch & Co., Inc. and that Merrill Lynch & Co., Inc. disclaims beneficial ownership of all shares held by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch Financial Markets, Inc.
(7)	This information is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2008 by Dimensional Fund Advisors LP, which reported sole voting and dispositive power as follows: sole voting power with respect to 2,802,486 shares and sole dispositive power with respect to 2,802,486 shares. The filing states that clients of Dimensional Fund Advisors LP, an investment advisor registered under the Investment Advisors Act of 1940, are record owners of the shares and that Dimensional Fund Advisors LP disclaims beneficial ownership of these securities. To the knowledge of Dimensional Fund Advisors LP, the interest of any one client does not exceed 5%.

SECURITY OWNERSHIP OF MANAGEMENT (as of April 12, 2008)

Name and beneficial ownership of all directors, nominees for director, named executive officers and all directors and executive officers as a group	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Carl Icahn (1)	6,100,023	14.5%
Don E. Ackerman (2)	3,113,593	7.4%
Jerry L. Starkey (3)	1,180,603	2.8%
Charles E. Cobb, Jr. (4)	220,911
David L. Fry (5)	199,771
Albert F. Moscato, Jr. (6)	88,377
Hilliard M. Eure, III (7)	28,939
Jonathan Macey (8)	6,454
David Schechter (9)	6,354
Nick Graziano (10)	6,123
Ernest J. Scheidemann (11)	4,375
Keith Meister (12)	3,848
Other Executive Officers	174,887

All directors and executive officers as a group ( 15 persons)	11,134,258	26.4%

(1)	Mr. Icahn beneficially owns 3,848 shares of WCI common stock. In addition High River Limited Partnership directly beneficially owns 1,279,725 shares of WCI common stock, Icahn Partners LP directly beneficially owns 2,901,892 shares of WCI common stock and Icahn Partners Master Fund LP directly beneficially owns 1,914,558 shares of WCI common stock. Full description disclosed on Form 4 dated 12/11/2007 and filed with the SEC on 12/13/2007.
(2)	The Don E. Ackerman Trust dated 12/14/1996, of which Mr. Ackerman is Trustee and the beneficiary, beneficially owns 3,087,449 shares. Mr. Ackerman has 2,039 vested stock options. In addition 24,105 shares of WCI common stock are owned by Chandelle Ventures, Inc., of which Mr. Ackerman is the president and primary shareholder. Mr. Ackerman has pledged 500,000 shares to secure outstanding indebtedness.
(3)	Mr. Starkey beneficially owns 163,745 shares of WCI common stock; 865,658 vested stock options and 150,400 vested Stock Appreciation Rights. In addition, Mr. Starkey’s wife owns 800 shares of WCI Common Stock.
(4)

Mr. Cobb beneficially owns 115,000 shares of WCI common stock, 19,095 restricted stock units and 81,816 vested stock options. In addition, 5,000 shares of WCI common stock are held by the Cobb Family 22nd Century Fund 1, a trust for the descendants of Mr. Cobb. Mr. Cobb is the Trustee and the Settlor of the Trust. Mr. Cobb disclaims any beneficial interest in these shares. Mr. Cobb has been granted 19,095 restricted stock units for which Mr. Cobb has no voting or dispositive power, and for which he will not receive any economic benefit until cessation of service as a director of WCI.

(5)	Mr. Fry beneficially owns 16,322 shares of WCI common stock, 158,699 vested stock options and 24,750 vested stock appreciation rights.
(6)	Mr. Moscato beneficially owns 24,601 shares of WCI common stock, 57,526 vested stock options and 6,250 vested stock appreciation rights.
(7)	Mr. Eure beneficially owns 10,209 vested stock options and 18,730 stock appreciation rights.
(8)	Mr. Macey beneficially owns 2,025 shares of WCI common stock and 4,429 stock appreciation rights.
(9)	Mr. Schechter beneficially owns 4,429 stock appreciation rights and 1,925 restricted stock units.
(10)	Mr. Graziano beneficially owns 6,123 shares of WCI common stock.
(11)	Mr. Scheidemann has 1,875 vested stock options and 2,500 vested stock appreciation rights.
(12)	Mr. Meister beneficially owns 3,848 shares of WCI common stock.

Equity Compensation plan Information

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

Please refer to the discussion of the Company’s equity incentive plans in Note 19 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review and Approval of Transactions with Related Persons

The Board of Directors has adopted a written policy and written procedures for the review, approval and monitoring of transactions involving WCI and “related persons.” For the purposes of the policy, “related persons” include executive officers, directors and director nominees or their immediate family members, or shareholders owning five percent or greater of WCI’s outstanding stock. The policy covers any transaction, regardless of the amount, in which WCI was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

Policy. Related person transactions must be reviewed and approved or ratified by the Executive Compensation Committee and, if approved or ratified by the committee, recommended for approval or ratification by the Board of Directors. To the extent that any director on the Executive Compensation Committee or the Board is a participant or party in any related person transaction, the policy requires such director to abstain from voting on the proposed transaction.

Procedures. In connection with the review and approval of a related person transaction:

•

Management must disclose to the Executive Compensation Committee the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction and all of the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction.

•

Management must advise the Executive Compensation Committee as to whether the related person transaction complies with the terms of WCI’s agreements governing its material outstanding indebtedness that limit or restrict WCI’s ability to enter into a related person transaction.

•

Management must advise the Executive Compensation Committee as to whether the related person transaction will be required to be disclosed in the Company’s SEC filings. To the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with SEC rules.

•	Management must advise the Executive Compensation Committee as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes-Oxley Act of 2002.

In addition, the related person transaction policy provides that the Executive Compensation Committee, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” “outside,” or “non-employee” director, as applicable, under the rules and regulations of the SEC, NYSE and Internal Revenue Code.

2007 Related Person Transactions

Voting Agreement. On August 20, 2007, Carl Icahn and certain of his affiliates terminated their solicitation of proxies in connection with the election of directors to the Board of Directors of the Company at WCI’s 2007 Annual Meeting of Stockholders the “2007 Annual Meeting”, pursuant to an agreement the “Agreement”, by and among WCI and Icahn Partners LP, Icahn Partners Master Fund LP and High River Limited Partnership (collectively, the “Icahn Parties”).

Pursuant to the Agreement, among other things, (i) the Board duly adopted a resolution that decreased the size of the Board from ten to nine members immediately prior to the 2007 Annual Meeting, (ii) the Icahn Parties agreed to withdraw their slate of directors in the proxy contest with WCI in connection with the 2007 Annual Meeting and (iii) WCI nominated for election and approval at the 2007 Annual Meeting Don E. Ackerman, Charles E. Cobb, Jr. and Hilliard M. Eure, III, who currently serve on the WCI Board (collectively and together with their successors, the “Incumbent Nominees”), as well as three candidates designated by the Icahn Parties, Carl C. Icahn, Keith Meister and David Schechter (collectively and together with their successors, the “Icahn Nominees”). In addition, WCI and the Icahn Parties agreed to nominate and approve Craig W. Thomas, a Portfolio Manager at S.A.C. Capital Advisors, LLC., who resigned from the WCI Board as of February 13, 2008, Nick Graziano, a Managing Director of Sandell Asset Management Corp., and Yale Law professor Jonathan R. Macey (collectively and together with their successors, the “Other Stockholders Nominees”), each of whom were nominated and approved for election as directors by WCI for election at the 2007 Annual Meeting. The Agreement also provides that the Icahn Parties will vote in favor of such nominees at the 2008 Annual Meeting of Stockholders, unless WCI is subject to a proxy contest by a third party seeking to replace the Icahn Nominees or that would have the effect, if successful, of decreasing below 1/3, the percentage of the Icahn Nominees’ representation on the Board.

Also, pursuant to the Agreement, WCI amended its poison pill to raise the trigger of the pill from 15% to 25% (and to exclude therefrom securities, including convertible securities, purchased from WCI pursuant to an offering by WCI to all of its stockholders).

In addition, pursuant to the Agreement, WCI amended its Third Amended and Restated By-laws (the “By-laws”) to provide, among other things, that from the date of the 2007 Annual Meeting until immediately prior to the date of WCI’s 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”), the affirmative vote of 88.88% of the authorized number of directors will be required to increase or decrease the size of the Board. The amendment to the Bylaws also established three nominating committees comprised of the Incumbent Nominees, the Icahn Nominee and the Other Stockholders Nominees that are from time to time members of the Board, and their successors, as applicable, with the exclusive power and the authority, from August 31, 2007 to the date immediately prior to the date of the 2009 Annual Meeting, (i) to each nominate three (3) persons for election as directors at WCI’s 2008 Annual Meeting of Stockholders, and (ii) to fill any vacancies created in the Board and such committee resulting from the resignation or other cessation in service of any Incumbent Nominee, Icahn Nominee or Other Stockholders Nominee, respectively. These amended provisions of the Bylaws can be amended by the Board only by the affirmative vote of 88.88% of the total authorized number of directors. The Board of Directors, and not any committee thereof, will have the power to select the nominees for the management slate of directors for election at the 2009 Annual Meeting. In addition, the supermajority voting provisions of the By-laws described above will terminate prior to the 2009 Annual Meeting. The Agreement will terminate immediately before the 2009 Annual Meeting.

Icahn Sourcing LLC. Icahn Sourcing LLC “Icahn Sourcing” is an entity formed and controlled by Carl C. Icahn, in order to leverage the potential buying power of a group of entities with which Mr. Icahn either owns or otherwise has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rate and terms. Icahn Sourcing does not guarantee the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amount with respect to the buying group arrangement and Icahn Sourcing does not receive any fees or other compensation from vendors in the event the Company purchases goods, service or property from any such vendors.

Walden Center Leases. Pursuant to lease agreements, dated March 1996 and August 2002, with Walden Center LP (formerly Walden Center LLC), WCI leases a total of 93,991 square feet of commercial office space from Walden Center LP for use as its headquarters. The term of the March 1996 lease is 10 years with two five-year renewal options, and base rent under this lease is currently $17.96 per square foot including common area charges, which are adjusted annually based on the United States Consumer Price Index. The term of the August 2002 lease is ten years, and base rent under this lease is currently $22.00 per square foot including common area charges, which are adjusted annually based on the United States Consumer Price Index. Chandelle Ventures, of which Mr. Ackerman is the

Chairman, is the General Partner of Walden Center LP. Mr. Ackerman and his immediate family beneficially own 100% of Walden Center LP. For the year ended December 31, 2007, WCI made payments in the aggregate amount of approximately $2.9 million pursuant to the leases.

Sun City Center Office Plaza, Inc. Leases. Pursuant to five separate lease agreements between Sun City Center Office Plaza, Inc., or SCCOP, and each of WCI Communities, Inc. and its subsidiary First Fidelity Title Company, collectively referred to as the SCCOP Lessees, SCCOP leases to the SCCOP Lessees a total of 24,796 square feet of commercial office space in the Sun City Center Office Plaza. Mr. Ackerman, and Mr. Starkey beneficially own approximately 20% and 2.0% of SCCOP, respectively.

WCI leases 9,458 square feet for $23.00 per square foot under a lease expiring October 31, 2008; 2,268 square feet for $17.48 per square foot under a lease that expired August 2007; and 3,558 square feet for $23.00 per square foot under a lease that expired November 30, 2008. First Fidelity leased 2,988 square feet for $15.30 per square foot under a lease expiring August 2007. For the year ended December 31, 2007, WCI made payments in the aggregate of $786,333 pursuant to the leases. Effective as of October 1, 2005, WCI entered into a lease with SCCOP for a total of 6,524 sq. ft. of office space at a price of $23.00 per square foot. Under the terms of the lease, rental payments did not begin until January 1, 2006. The lease is due to expire on September 30, 2008.

The Watermark on Hudson Condominium Purchase Agreements. On September 30, 2005, the Board of Directors of WCI approved the following transactions with regard to purchase agreements for the purchase of condominium residences at The Watermark on Hudson Condominium Residences located in North Bergen, New Jersey “Watermark Condominiums”. The closing date with respect to these transactions has not been scheduled yet. The purchase agreements were entered into with WCI Northeast U.S. Region, LLC, a subsidiary entity of WCI. The purchase prices represented in these transactions are the same as those offered to non-affiliated third party purchasers and the other terms and conditions in these purchase agreements are similar in all material respects to those offered to non-affiliated purchasers at that time. WCI entered into the following purchase agreements for the purchase of Watermark Condominiums:

1.	David L. Fry, a Senior Vice President of WCI, for an aggregate purchase price of $1,325,000; and

2.	Christopher J. Hanlon, a Senior Vice President of WCI, and Scott A. Perry, a Vice President and the Chief Accounting Officer of WCI, collectively for an aggregate purchase price of $1,475,000.

Prudential WCI Realty. On December 29, 2007, David L. Fry, a Senior Vice President of WCI, entered into an exclusive residential real estate listing agreement for a period of one year with Watermark Realty, Inc., a wholly owned subsidiary of the Company doing business as Prudential WCI Realty. The list price for the property is $2,700,000. In the event of a sale Mr. Fry would be obligated to pay a commission to Prudential WCI in an amount equal to six percent (6%) of the sale price. The terms and conditions of the listing agreement, including with respect to the commission rate, are similar in all material respects to those offered to non-affiliates.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires WCI’s directors, executive officers and persons who own more than ten percent (10%) of the common stock to file with the SEC initial reports of ownership and reports of change in ownership of the common stock. Such persons are required by regulations of the SEC to furnish WCI with copies of all such reports they file.

To WCI’s knowledge, based solely on a review of the copies of such reports furnished to WCI and certifications provided to WCI by all WCI reporting persons, all Section 16(a) filings with respect to WCI’s fiscal year ended December 31, 2007, were timely made.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT

Principal Accountant

Ernst & Young has served as WCI’s independent registered public accounting firm since June 7, 2005. In addition to performing the audit of WCI’s consolidated financial statements, Ernst & Young provided various other services during 2007 and 2006.

Fees paid to Principal Accountant

In connection with the audit of the 2007 consolidated financial statements, WCI entered into an agreement with Ernst & Young which sets forth the terms by which Ernst & Young will perform audit and other services for WCI.

The following table presents fees for professional services rendered by Ernst & Young for the audits of WCI’s annual financial statements for the fiscal years ended December 31, 2007 and 2006 and fees billed for other services rendered by Ernst & Young during those periods.

Fees Paid	2007	2006
Audit Fees	$1,960,000	$1,979,000
Audit-Related Fees	77,000	77,000
Tax Fees	145,000	495,000
All Other Fees	—	50,000

Total	$2,182,000	$2,601,000

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, audit services performed in connection with WCI’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and the review of WCI’s interim consolidated financial statements included in quarterly reports.

Audit-Related Fees consist of fees billed for assurance and related services that reasonably are related to the performance of the audit or review of WCI’s consolidated financial statements including audits of subsidiaries, joint ventures and employee benefit plans.

Tax Fees consist of fees billed for professional services rendered for tax advice, planning and compliance. These services include the preparation and review of income tax returns, federal and state tax compliance, and tax planning.

All Other Fees consist of technical accounting consulting fees.

There were no services rendered by Ernst & Young to WCI for information technology services related to financial information systems design or implementation during the fiscal year ended December 31, 2007.

Policy for Pre-Approval of Audit Services

Consistent with SEC policies regarding auditor independence and the Audit Committee Charter, the Audit Committee has responsibility for appointing, setting the compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee approves in advance any audit or permitted non-audit engagement or relationship between WCI and WCI’s independent registered certified public accounting firm.

The Audit Committee has delegated to its Chair, Hilliard M. Eure, III, the authority to approve in advance all audit or permitted non-audit services subject to full approval of the Audit Committee at the Audit Committee’s next meeting. Mr. Eure has, during the past fiscal year, complied with the requirement that any such approvals be presented to the Audit Committee at its next meeting.

WCI’s Audit Committee considered whether Ernst & Young providing such non-audit services was compatible with maintaining Ernst & Young’s independence and determined that the provision of such services did not compromise Ernst & Young’s independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Exhibits:

Exhibit Number	Exhibit description
3.1	Form of Second Restated Certificate of Incorporation of WCI Communities, Inc. (9)

3.2	Form of Third Amended and Restated By-laws of WCI Communities, Inc. (9)

3.3	Amendment to the Third Amended and Restated By-laws of WCI Communities, Inc. (23)

4.1	Form of Specimen Certificate for Common Stock of WCI Communities, Inc. (1)

4.2	Rights Agreement dated as of January 30, 2007 (18)

4.3	First Amendment to Rights Agreement dated February 27, 2007 (19)

4.4	Second Amendment to Rights Agreement dated August 20, 2007 (23)

+10.1	Amended and Restated 1998 Non-Employee Director Stock Incentive Plan. (16)

+10.2	2004 Stock Incentive Plan of WCI Communities, Inc. (6)

+10.3	Amendment to the 2004 Stock Incentive Plan of WCI Communities, Inc. (22)

+10.4	Senior Management Incentive Compensation Plan (16)

10.5	Master Terms and Conditions for Capped Call Transactions between Citibank, N.A. and WCI Communities, Inc. (19)

10.6	Indenture, dated as of April 24, 2002, by an among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 (2)

+10.7	Form of 2002 Severance Agreement for certain senior vice presidents of WCI Communities, Inc. (25)

10.8	Indenture, dated August 5, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated Notes due 2023 (3)

10.9	Supplemental indenture, dated as of December 15, 2004, by and among WCI Communities, Inc., certain of its subsidiaries and the Bank of New York relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated notes due 2023 (7)

10.10	Indenture, dated September 29, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 7-7/8% Senior Subordinated Notes due 2013 (4)

10.11	Form of Indemnification Agreement for directors and executive officers (5)

10.12	Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, among WCI Communities, Inc. and Bank of America, as administrative agent and lender (17)

10.13	First Amendment to the Revolving Credit Agreement dated June 13, 2006, among the Company, the lenders party thereto and Bank of America, dated as of April 5, 2007 (20)

10.14	Second Amendment to the Revolving Credit Agreement among the Company, the lenders party thereto and Bank of America, N.A., dated as of August 17, 2007 (23)

10.15	Third Amendment to the Revolving Credit Agreement among the Company, the lenders party thereto and Bank of America, N.A., dated as of January 16, 2008 (24)

+10.16	Form of Stock Option Agreement for Key Employees (25)

10.17	Indenture, dated as of March 10, 2005, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 6-5/8% Senior Subordinated notes due 2015 (8)

+10.18	Form of Severance Agreement for Jerry L. Starkey (10)

+10.19	Amendment to Termination of Severance Agreement with Jerry L. Starkey (22)

10.20	Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of September 22, 2005, among WCI Communities, Inc., Bay Colony-Gateway, Inc., Resort at Singer Island Properties, Inc., and Wachovia Bank, N.A., as administrative agent and a lender (11)

10.21	First Amendment to the Tower Loan Agreement among the Company, the Guarantors, the lenders party thereto and Wachovia Bank, National Association, dated as of August 17, 2007 (23)

10.22	Indenture, dated as of September 28, 2005, between WCI Communities, Inc. and JP Morgan Chase Bank, N.A., relating to $100,000,000 in aggregate principal amount of 7-1/4% Junior Subordinated notes due 2035 (12)

+10.23	2005 Compensation Program for non-Employee Directors as amended December 13, 2006 (19)

10.24	Senior Term Loan Agreement, dated as of December 23, 2005, among WCI Communities, Inc. and Key Bank, N.A. as lender and administrative agent (13)

10.25	Second Amendment to the Senior Term Loan Agreement among the Company, the lenders party thereto, and Key Bank, N. A., dated as of April 5, 2007 (20)

10.26	Third Amendment to Term Loan Agreement among the Company, the lenders party thereto and Key Bank, National Association, dated as of August 17, 2007 (23)

10.27	Fourth Amendment to Term Loan Agreement among the Company, the lenders party thereto and Key Bank, National Association, dated as of January 16, 2008 (24)

10.28	Indenture, dated as of February 3, 2006, by and among WCI Communities, Inc. and JP Morgan Chase Bank, N.A. relating to the $65,000,000 in aggregate principal amount of 7.54% Junior Subordinated notes due 2036. (14)

+10.29	2007 Management Incentive Compensation Plan. (22)

+10.30	Amendment to the WCI Communities, Inc. Senior Management Incentive Compensation Plan (22)

+10.31	Form of Stock Appreciation Rights Agreement for Key Employees (21)

+10.32	Form of Performance Stock Unit Agreement for Key Employees (21)

+10.33	Form of Restricted Stock Unit Agreement for Key Employees (21)

+10.34	Form of 2007 Severance Agreement and Nonsolicitation Agreement (25)

+10.35	Form of Amendment to 2007 Severance and Nonsolicitation Agreement (25)

+10.36	Form of Amendment to 2002 Severance and Nonsolicitation Agreement (25)

+10.37	Amendment to Senior Management Incentive Plan dated August 10, 2007 (22)

10.38	Agreement among WCI Communities, Inc., and Ichan Partner LP, Ichan Partners Master Fund LP and High River Limited Partnership, dated as of August 20, 2007 (23)

11.1	Statement re computation of per share earnings (25)

12.1	Ratio of Earnings to Fixed Charges (25)

14.1	Code of Ethics (**)

21.1	Subsidiaries of WCI Communities, Inc. (25)

23.1	Consent of Ernst & Young LLP, Independent Registered Certified Public Accounting Firm (25)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President and Chief Executive Officer (*)

31.2	Rule 13a-14(a) certification by Ernest J. Scheidemann, Vice President, Treasurer and Interim Chief Financial Officer (*)

32.1	Section 1350 certification by Jerry L. Starkey, President and Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (25)

32.2	Section 1350 certification by Ernest J. Scheidemann, Vice President, Treasurer and Interim Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (25)

*	Filed herewith.

+	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
**	Available on our webpage at www.wcicommunities.com.
(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).
(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Registration Statement on Form S-4 (Registration No. 333-87250).
(3)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108462).
(4)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-111184).
(5)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2003 (Commission File 1-31255).
(6)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s 2004 Proxy Statement.
(7)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-K for the year ended December 31, 2004 (Commission File 1-31255).
(8)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on March 11, 2005 (Commission File 1-31255).
(9)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on May 24, 2005 (Commission File 1-31255).
(10)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 3, 2005 (Commission File 1-31255).
(11)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on September 28, 2005 (Commission File 1-31255).
(12)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on October 3, 2005 (Commission File 1-31255).
(13)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on December 28, 2005 (Commission File 1-31255).
(14)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-31255).
(15)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K filed on April 20, 2006 (Commission File 1-31255).
(16)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s From 8-K on May 22, 2006 (Commission File 1-31255)
(17)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on June 13, 2006 (Commission File 1-31255).
(18)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on February 2, 2007 (Commission File 1-31255).
(19)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2006 (Commission File 1-31255).
(20)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on April 18, 2007 (Commission File 1-31255).
(21)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2007 (Commission File 1-31255).

(22)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 15, 2007 (Commission File 1-31255).
(23)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 21, 2007 (Commission File 1-31255).
(24)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on January 17, 2008 (Commission File 1-31255).
(25)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-K for the year ended December 31, 2007 (Commission File 1-31255).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI COMMUNITIES, INC.

By:	/s/ ERNEST J. SCHEIDEMANN
Name:	Ernest J. Scheidemann
Title:	Vice President, Treasurer and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)