Form 10-Q
period 2008-03-31
WCI COMMUNITIES INC
filed 2008-05-07
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, as of May 5, 2008, was 42,168,416.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended March 31, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Cash and cash equivalents	$48,518	$188,821
Restricted cash	22,221	20,360
Contracts receivable, net	203,053	358,327
Mortgage notes and accounts receivable	18,070	19,138
Real estate inventories	1,839,469	1,848,309
Property and equipment, net	232,027	236,429
Other assets	206,545	209,002
Goodwill	9,684	9,662
Other intangible assets	1,082	1,183

Total assets	$2,580,669	$2,891,231

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$250,316	$241,990
Customer deposits	153,901	188,060
Community development district obligations	87,499	87,870
Senior secured revolving credit facility	457,650	545,975
Senior secured term note	243,750	262,500
Mortgages and notes payable	207,790	300,125
Senior subordinated notes	525,000	525,000
Junior subordinated notes	165,000	165,000
Contingent convertible senior subordinated notes	125,000	125,000

	2,215,906	2,441,520

Minority interests	28,158	29,677

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,878 and 46,823 shares issued, respectively	469	468
Additional paid-in capital	298,400	297,714
Retained earnings	145,960	230,059
Treasury stock, at cost, 4,710 and 4,699 shares, respectively	(108,138)	(108,090)
Accumulated other comprehensive loss	(86)	(117)

Total shareholders’ equity	336,605	420,034

Total liabilities and shareholders’ equity	$2,580,669	$2,891,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2008	2007
Revenues
Homebuilding	$95,981	$288,194
Real estate services	17,341	25,621
Other	23,729	24,352

Total revenues	137,051	338,167

Costs of Sales
Homebuilding	100,272	251,834
Real estate services	17,113	23,519
Other	20,774	23,160

Total costs of sales	138,159	298,513

Gross margin	(1,108)	39,654

Other Income and Expenses
Equity in (earnings) losses from joint ventures	54	(786)
Other income	(2,005)	(488)
Hurricane recoveries	—	(1,513)
Market valuation on interest rate swap	9,505	—
Selling, general and administrative	32,619	41,253
Interest expense, net	30,495	16,364
Real estate taxes, net	6,885	5,651
Depreciation and amortization	4,955	5,655

Loss from continuing operations before minority interests and income taxes	(83,616)	(26,482)
Minority interests	(245)	(593)

Loss from continuing operations before income taxes	(83,861)	(27,075)
Income tax expense (benefit)	238	(10,471)

Loss from continuing operations	(84,099)	(16,604)
Income from discontinued operations, net of tax	—	793

Net loss	$(84,099)	$(15,811)

Loss per share:
Basic:
From continuing operations	$(2.00)	$(.40)
From discontinued operations	—	.02

	$(2.00)	$(.38)

Diluted:
From continuing operations	$(2.00)	$(.40)
From discontinued operations	—	.02

	$(2.00)	$(.38)

Weighted average number of shares:
Basic	42,148	41,920
Diluted	42,148	41,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Gain (Loss)	Total

	Shares	Amount
Balance at December 31, 2007	42,124	$468	$297,714	$230,059	$(108,090)	$(117)	$420,034
Exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation, net	44	1	686	—	(48)	—	639
Comprehensive income:
Net loss	—	—	—	(84,099)	—	—	(84,099)
Change in fair value of derivative, net	—	—	—	—	—	31	31

Total comprehensive loss							(84,068)

Balance at March 31, 2008	42,168	$469	$298,400	$145,960	$(108,138)	$(86)	$336,605

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Gain (Loss)	Total

	Shares	Amount
Balance at December 31, 2006	41,890	$466	$285,986	$808,482	$(108,047)	$512	$987,399
Exercise of stock options	96	1	1,235	—	—	—	1,236
Stock-based compensation	12	—	2,093	—	—	—	2,093
Comprehensive income:
Net loss	—	—	—	(15,811)	—	—	(15,811)
Change in fair value of derivative, net	—	—	—	—	—	(876)	(876)

Total comprehensive loss							(16,687)

Balance at March 31, 2007	41,998	$467	$289,314	$792,671	$(108,047)	$(364)	$974,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(84,099)	$(15,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in mark-to-market on interest rate swap	9,505	—
Deferred income taxes	—	(15,694)
Depreciation and amortization	7,522	7,512
Losses (earnings) from investments in joint ventures	54	(786)
Minority interests	245	593
Asset impairment losses and land acquisition termination costs	6,769	1,059
Stock-based compensation expense	639	2,093
Changes in assets and liabilities:
Restricted cash	(1,861)	15,930
Contracts receivable	155,274	199,001
Mortgage notes and accounts receivable	1,068	4,649
Real estate inventories	1,400	(2,647)
Distributions of earnings from joint ventures	295	356
Other assets	6,517	2,626
Accounts payable and other liabilities	(1,739)	(40,379)
Customer deposits	(34,159)	(56,084)

Net cash provided by operating activities	67,430	102,418

Cash flows from investing activities:
Additions to property and equipment, net	(1,024)	(7,749)
Capital contributions to investments in joint ventures	(50)	(37)

Net cash used in investing activities	(1,074)	(7,786)

Cash flows from financing activities:
Net repayments on senior secured revolving credit facility	(88,325)	(80,646)
Repayment on senior secured term note	(18,750)	—
Proceeds from borrowings on mortgages and notes payable	32,378	149,571
Repayment of mortgages and notes payable	(124,727)	(165,805)
Debt amendment and/or issue costs	(6,245)	(2,550)
Net advances (payments) on community development district obligations	774	(1,324)
Distributions to minority interests	(1,764)	(1,013)
Proceeds from exercise of stock options	—	1,236

Net cash used in financing activities	(206,659)	(100,531)

Net decrease in cash and cash equivalents	(140,303)	(5,899)
Cash and cash equivalents at beginning of period	188,821	41,876

Cash and cash equivalents at end of period	$48,518	$35,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

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

The condensed consolidated financial statements and notes of the Company as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2007 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Historically, the traditional homebuilding segment delivers 30% to 40% of its revenue and gross margin in the fourth quarter. The Company historically has experienced and expects to continue to experience variability in quarterly results. The condensed consolidated statement of operations for the three months ended March 31, 2008 is not necessarily indicative of the results to be expected for the full year.

2008 Estimated Cash Flow and Debt Compliance

Holders of our $125.0 million, 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) have an option of requiring us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. Pursuant to certain amendments in our Senior Revolving Credit Agreement dated as of June 13, 2006, as amended (Revolving Credit Facility) in January 2008 and Senior Term Loan Agreement dated as of December 23, 2005, as amended (Term Loan) in January 2008, we will need to have sufficient liquidity after giving effect to, on a pro forma basis, the repurchase of the Convertible Notes. We do not anticipate having sufficient liquidity to satisfy bank covenant liquidity tests. In that event, we will be required to seek an amendment or waiver under the Revolving Credit Facility and Term Loan or from the Convertible Note holders or issue new securities in exchange for the Convertible Notes, or find another way to satisfy our obligations to repurchase the Convertible Notes. If we are unable to obtain an amendment or waiver, issue exchange securities, or otherwise satisfy our obligations to repurchase the Convertible Notes, the Convertible Note holders would have the right to exercise remedies specified in the Indenture, including accelerating the maturity of the Convertible Notes, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default on the Convertible Notes, it may be prohibited from drawing additional funds under the Revolving Credit Facility, which could impair our ability to maintain sufficient working capital. Either situation would have a material adverse effect on the solvency of the Company.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands, except per share data)

The Company is currently engaged in planning efforts to satisfy the option of the Convertible Note holders that requires us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. These plans could include a range of alternatives including seeking an amendment or waiver under the Revolving Credit Facility and Term Loan or from the Convertible Note holders or issue a new security in exchange for or to refinance the Convertible Notes, or find another way to satisfy our obligations to repurchase the Convertible Notes. While management is exploring the possibility of either reaching agreement with the holders of the Convertible Notes or obtaining alternative financing, acceptable terms of such agreements or financing may not be available and therefore there are no guaranties of successfully achieving such results.

During 2008, it is possible that we may not be able to comply with the amended covenants, limitations and restrictions under our Revolving Credit Facility or Term Loan. In that event, we will be required to seek an amendment or waiver from the lenders under our Revolving Credit Facility, Term Loan and/or Tower Loan. If we are unable to obtain an amendment or waiver, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We assess our deferred tax assets quarterly to determine if valuation allowances are required. Pursuant to FAS 109, we were unable to record an income tax benefit for the three month period ending March 31, 2008 as all recognizable tax benefit under current tax law was recorded for the year ending December 31, 2007. Our valuation allowance is approximately $176,260 at March 31, 2008.

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands, except per share data)

Three months ended March 31, 2008
	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$3,262	$91,098	$1,621	$17,341	$23,729	$—	$137,051
Gross margin	(4,695)	(332)	736	228	3,056	(101)	$(1,108)
Previously capitalized interest included in cost of sales	2,132	3,612	85	—	—	—	$5,829

Three months ended March 31, 2007
	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$73,985	$214,073	$136	$25,621	$24,352	$—	$338,167
Gross margin	836	35,536	(12)	2,102	1,261	(69)	$39,654
Previously capitalized interest included in cost of sales	6,494	7,270	—	—	11	—	$13,775

See the condensed consolidated statements of operations for a reconciliation of gross margin to loss from continuing operations before minority interests and income taxes for the three months ended March 31, 2008 and 2007.

3.	Real Estate Inventories

Real estate inventories are summarized as follows:

	March 31, 2008	December 31, 2007
Land and land improvements	$837,785	$834,178
Investments in amenities	125,642	123,807
Work in progress:
Towers	357,746	322,659
Homes	137,487	153,487
Completed inventories:
Towers	178,869	180,300
Homes	201,940	233,878

Total real estate inventories	$1,839,469	$1,848,309

Work in progress includes tower units and homes that are finished, sold and ready for delivery. Work in progress also includes unsold tower units and homes in various stages of construction and tower land in the initial stages of site planning and tower design. Completed inventories consist of model homes used to facilitate sales and tower units and homes that were not subject to a sales contract. Including model homes, we had approximately 404 and 477 completed single- and multi-family homes at March 31, 2008 and December 31, 2007, respectively. We had 341 and 391 completed tower residences at March 31, 2008 and December 31, 2007, respectively.

In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, changes in estimates of tower revenue and development costs are accounted for on a cumulative basis in the period that the change occurs. Our estimates of tower revenue and development costs are revised on a quarterly basis until a tower building is completed and delivered to unit owners. For the three months ended March 31, 2008 and 2007, tower gross margin was reduced by

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands, except per share data)

approximately $8,600 and $7,300, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The impact to net loss and diluted earnings per share for the three months ended March 31, 2008 and 2007 was approximately $5,200 or $.12 per share and $4,475 or $.11 per share, respectively. (See Note 9 for discussion on change in tower contracts receivable default reserve)

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, real estate inventories considered held for sale, including completed tower residences and homes, are carried at the lower of cost or fair value less cost to sell. Whenever events or circumstances indicate that the carrying value of real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development, may not be recoverable, the expected cash to be realized from sale and operation of these assets is compared to the related carrying amount. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. For the three months ended March 31, 2008 and 2007, we recorded impairment losses of approximately $6,866 and $557, respectively. The impairment charges for the three months ended March 31, 2008 were limited to certain completed single and multi-family homes primarily in the Florida geographic market. For a more comprehensive discussion of our critical accounting policies and estimates surrounding our impairment of long-lived assets, refer to our December 31, 2007 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended.

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

The following table presents the activity in our warranty liability account:

	For the three months ended March 31,
	2008	2007
Warranty liability at beginning of period	$19,145	$20,110
Warranty costs accrued and incurred	925	2,221
Warranty costs paid	(2,552)	(2,218)

Warranty liability at end of period	$17,518	$20,113

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands, except per share data)

5.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended March 31,
	2008	2007
Total interest incurred	$35,891	$35,389
Debt issue cost amortization	1,959	1,386
Interest capitalized	(7,355)	(20,411)

Interest expense, net	$30,495	$16,364

Previously capitalized interest included in costs of sales	$5,829	$13,775

6.	Land and Lot Purchase Arrangements

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

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of March 31, 2008, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

As of March 31, 2008, we had land and lot option contracts aggregating $72,052, net of deposits, to acquire approximately five hundred acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $17,944 at March 31, 2008. We did not terminate any land option contracts during the three months ended March 31, 2008. For the three months ended March 31, 2007, we wrote off approximately $505 related to forfeited deposits and other costs associated with the termination of land option contracts.

7.	Shareholders’ Equity

In addition to our common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands, except per share data)

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding including the dilutive effect, if any, of stock-based grants and contingent convertible notes. For the three months ended March 31, 2008, 3,030 stock options and grants were excluded from the computation of diluted loss per share due to their anti-dilutive effect. For the three months ended March 31, 2007, 2,870 stock options and grants were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. Approximately 4,534 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2008 and 2007 due to their anti-dilutive effect.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended March 31,
	2008	2007
Basic weighted average shares	42,148	41,920
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	—	—

Diluted weighted average shares	42,148	41,920

8.	Fair Values of Financial Instruments

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands, except per share data)

We have one derivative instrument, an interest rate swap agreement, subject to valuation under SFAS 157:

	March 31, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative	$19,151	$—	$19,151	$—

The non-cash mark-to-market loss recorded for the three months ended March 31, 2008 was approximately $9.5 million.

9.	Contracts Receivable

Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. On a quarterly basis, we prepare an analysis for each specific tower and analyze each unit with respect to which we have facts that lead us to believe specific units are at risk of defaulting. Based on this analysis, actual defaults experienced at each tower location, and the current market environment, we estimate the number of defaults that may occur for future unit closings. This analysis requires us to make significant estimates and assumptions that affect the reported amounts in our financial statements. These estimates are subject to revision as additional information becomes available and actual defaults could differ materially from our estimates. At March 31, 2008 and December 31, 2007, respectively, our contracts receivable balance of $203,053 and $358,327 is net of an allowance of $3,400 and $11,039 for estimated losses due to potential customer defaults.

The following table presents the activity in our contracts receivable reserve account.

	For the three months ended March 31,
	2008	2007
Contracts receivable reserve at beginning of period	$11,039	$18,297
Increase to reserve	2,354	12,256
Defaults charged against reserve	(9,993)	(4,853)

Contracts receivable reserve at end of period	$3,400	$25,700

10.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At March 31, 2008, we had approximately $53,431 in letters of credit outstanding which expire through 2009. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $116,401 at March 31, 2008, are typically outstanding over a period of approximately one to five years.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands, except per share data)

11.	New Accounting Pronouncements

In November 2006, the FASB ratified EITF Issue No. 06-8 (EITF 06-8), Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums. EITF 06-8 provides guidance in assessing the collectibility of the sales price which is required in order to recognize profit under the percentage-of-completion method pursuant to SFAS 66. EITF 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching its conclusion that the sales price is collectible. The continuing investment criterion in paragraph 12 of SFAS 66 would be met by requiring the buyer to either (a) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest payments on a hypothetical mortgage for the remaining purchase price of the property or (b) increase the initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only once the aggregated deposit meets the required investment tests for the duration of the construction period. We believe that we will be required, in most cases, to collect additional deposits from the buyer in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of EITF 06-8, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS 66 and EITF 06-8 have been met. We adopted EITF 06-8 on January 1, 2008 and there was no impact to our consolidated financial position, results of operations, or cash flows.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115, allows entities to choose to measure eligible items at fair value at specified election dates and expands disclosure about fair value measurements. The adoption of SFAS 159, which was effective for us on January 1, 2008, did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008. SFAS 141R will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. Early adoption is prohibited for both standards. The impact on our financial statements for that period has not yet been determined.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FSAB Statement No. 133. SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 1, 2008. We do not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

Proposed Accounting Pronouncement

In August 2007, the FASB proposed FASB Staff Position APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). The

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands, except per share data)

proposed FSP APB 14-a specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our 2003 4.0% contingent convertible senior subordinated notes due August 5, 2023 are within the scope of the proposed FSP APB 14-a. If FSP APB 14-a is issued as proposed, we would be required to record the debt portions of our 4.0% contingent convertible senior subordinated notes at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt; however, there would be no effect on our cash interest payments. As currently proposed, FSP APB 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and would be applied retrospectively to all periods presented. FSP APB 14-a is currently in redeliberation with the FASB following the end of its comment period in October 2007. The final content and effective date of the FSP APB 14-a are dependent upon future FASB action on this matter.

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands, except per share data)

Condensed Consolidating Balance Sheets

	March 31, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets

Cash and cash equivalents	$33,179	$7,542	$7,797	$—	$48,518
Restricted cash	11,935	3,478	6,808	—	22,221
Contracts receivable	45,186	515	157,352	—	203,053
Mortgage notes and accounts receivable	4,639	11,516	2,764	(849)	18,070
Real estate inventories	1,217,190	262,421	359,858	—	1,839,469
Property and equipment	61,939	103,828	66,260	—	232,027
Investment in subsidiaries	711,852	23,128	—	(734,980)	—
Other assets	496,690	400,788	20,592	(700,759)	217,311

Total assets	$2,582,610	$813,216	$621,431	$(1,436,588)	$2,580,669

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$523,590	$188,544	$481,190	$(701,608)	$491,716
Senior unsecured debt	701,400	—	—	—	701,400
Mortgages and notes payable	206,015	—	1,775	—	207,790
Subordinated notes	815,000	—	—	—	815,000

	2,246,005	188,544	482,965	(701,608)	2,215,906

Minority interests	—	—	28,158	—	28,158

Shareholders’ equity	336,605	624,672	110,308	(734,980)	336,605

Total liabilities and shareholders’ equity	$2,582,610	$813,216	$621,431	$(1,436,588)	$2,580,669

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands)

Condensed Consolidating Balance Sheets

	December 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets

Cash and cash equivalents	$156,887	$29,545	$2,389	$—	$188,821
Restricted cash	8,187	2,948	9,225	—	20,360
Contracts receivable	194,303	515	163,509	—	358,327
Mortgage notes and accounts receivable	2,535	13,678	3,920	(995)	19,138
Real estate inventories	1,224,106	270,103	354,100	—	1,848,309
Property and equipment	65,490	104,062	66,877	—	236,429
Investment in subsidiaries	749,524	23,889	—	(773,413)	—
Other assets	462,726	393,232	20,504	(656,615)	219,847

Total assets	$2,863,758	$837,972	$620,524	$(1,431,023)	$2,891,231

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	521,899	186,047	467,584	(657,610)	517,920
Senior unsecured debt	808,475	—	—	—	808,475
Mortgages and notes payable	298,350	—	1,775	—	300,125
Subordinated notes	815,000	—	—	—	815,000

	2,443,724	186,047	469,359	(657,610)	2,441,520

Minority interests	—	—	29,677	—	29,677

Shareholders’ equity	420,034	651,925	121,488	(773,413)	420,034

Total liabilities and shareholders’ equity	$2,863,758	$837,972	$620,524	$(1,431,023)	$2,891,231

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended March 31, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$65,972	$43,823	$27,432	$(176)	$137,051
Total cost of sales	64,978	44,109	29,248	(176)	138,159

Gross margin	994	(286)	(1,816)	—	(1,108)
Total other income and expenses, net	59,290	19,356	3,862	—	82,508

Loss from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(58,296)	(19,642)	(5,678)	—	(83,616)
Intercompany management fees	303	(3,151)	2,848	—	—
Minority interests	—	—	(245)	—	(245)
Income tax expense (benefit)	1,014	(776)	—	—	238
Equity in (loss) income of subsidiaries, net of tax	(24,486)	1,075	—	23,411	—

Net loss	$(84,099)	$(14,640)	$(8,771)	$23,411	$(84,099)

	For the three months ended March 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$163,487	$72,716	$102,157	$(193)	$338,167
Total cost of sales	129,964	83,582	85,160	(193)	298,513

Gross margin	33,523	(10,866)	16,997	—	39,654
Total other income and expenses, net	37,526	21,992	6,618	—	66,136

(Loss) income from continuing operation before minority interests, income taxes and equity in (loss) income of subsidiaries	(4,003)	(32,858)	10,379	—	(26,482)
Intercompany management fees	738	(8,026)	7,288	—	—
Minority interests	—	—	(593)	—	(593)
Income tax benefit	(572)	(9,588)	(311)	—	(10,471)
Equity in (loss) income of subsidiaries, net of tax	(12,351)	1,253	—	11,098	—
Income from discontinued operations, net of tax	709	84	—	—	793

Net (loss) income	$(15,811)	$(13,907)	$2,809	$11,098	$(15,811)

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the three months ended March 31, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net loss	$(84,099)	$(14,640)	$(8,771)	$23,411	$(84,099)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	163,452	(4,637)	16,125	(23,411)	151,529

Net cash provided by (used in) operating activities	79,353	(19,277)	7,354	—	67,430

Net cash provided by (used in) investing activities	1,071	(1,963)	(182)	—	(1,074)

Cash flows from financing activities:
Net repayments on senior unsecured debt	(107,075)	—	—	—	(107,075)
Net repayments on mortgages and notes payable	(92,349)	—	—	—	(92,349)
Other	(4,708)	(763)	(1,764)	—	(7,235)

Net cash used in financing activities	(204,132)	(763)	(1,764)	—	(206,659)

Net (decrease) increase in cash and cash equivalents	(123,708)	(22,003)	5,408	—	(140,303)

Cash and cash equivalents at beginning of period	156,887	29,545	2,389	—	188,821

Cash and cash equivalents at end of period	$33,179	$7,542	$7,797	$—	$48,518

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the three months ended March 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net (loss) income	$(15,811)	$(13,907)	$2,809	$11,098	$(15,811)
Adjustments to reconcile net income to net cash provided by (used in) operating activities	101,642	38,494	(10,264)	(11,643)	118,229

Net cash provided by (used in) operating activities	85,831	24,587	(7,455)	(545)	102,418

Net cash used in investing activities	(4,731)	(2,300)	(755)	—	(7,786)

Cash flows from financing activities:
Net repayments on senior unsecured debt	(80,646)	—	—	—	(80,646)
Net repayments on mortgages and notes payable	(16,233)	—	(546)	545	(16,234)
Other	2,480	(5,118)	(1,013)	—	(3,651)

Net cash used in financing activities	(94,399)	(5,118)	(1,559)	545	(100,531)

Net (decrease) increase in cash and cash equivalents	(13,299)	17,169	(9,769)	—	(5,899)

Cash and cash equivalents at beginning of period	30,155	1,945	9,776	—	41,876

Cash and cash equivalents at end of period	$16,856	$19,114	$7	$—	$35,977

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Overview

(Dollars in thousands)	For the three months ended March 31,
	2008	2007
Total revenues	$137,051	$338,167
Total gross margin (a)	(1,108)	39,654
Net loss	(84,099)	(15,811)

(a)	Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of operations for the details of other components that are part of the condensed consolidated (loss) before minority interest and income taxes for each period.

Reduced demand for our products and services experienced by each of our principal lines of business, increased use of incentives and discounts, and impairment charges contributed to significant decreases in revenue and gross margin for the three months ended March 31, 2008. For the quarter ended March 31, 2008, total revenues and gross margin decreased 59.5% and 102.8%, respectively. Our traditional homebuilding operations including lot revenues, reported a 56.7% decline in revenues and 98.9% decline in gross margin for the quarter ended March 31, 2008, due to lower home closings, higher sales incentives and discounts and real estate impairment charges. Our real estate services revenue and gross margin declined 32.3% and 89.2%, respectively in this period.

Our tower homebuilding division experienced a $70.7 million and $5.5 million decline in revenues and gross margin, respectively, for the quarter ended March 31, 2008. We continue to experience tower unit defaults in our buildings. During the three months ended March 31, 2008, we recorded 52 defaulted contracts compared to 19 in the three months ended March 31, 2007.

For the three months ended March 31, 2008 we recorded 335 gross orders for combined traditional and tower homebuilding with an aggregate value of $204.8 million compared to 316 gross orders with an aggregate value of $ 234.0 million for the same period a year ago.

We believe the challenging market conditions are attributable to a national softening in demand for new homes as well as an oversupply of homes available for sale, particularly in our Florida market. We believe the decline in demand for our new homes is related to concerns of prospective home buyers regarding the direction of home prices, interest rates, availability of acceptable financing and their inability to sell their current homes. In addition to the traditional homebuyer, it appears that speculators and investors have significantly reduced their participation in the new home market. Many of our markets have been impacted by an overall increase in the supply of homes available for sale, as speculators and investors attempt to sell the homes they previously purchased or cancel contracts for homes under construction. High cancellation rates reported by other builders, and the increased cancellation rates we have experienced, are adding to the supply of homes in the marketplace.

The continuing deterioration of conditions in the markets in which we operate has had, and likely will continue to have for an extended period of time, a negative impact on our liquidity and our ability to comply with financial and other covenants under our bank loans and indentures. Some of the factors which have adversely affected us include, but are not limited to, declines in new home orders; increased cancellations, defaults and rescission claims; increased use of incentives and discounts; reduced margins; significant tower project delays and increased interest and insurance costs; general contractor financial instability; impairments to our assets; and credit rating downgrades. All of these factors, and others which may arise in the future, have adversely impacted and will likely continue to adversely impact our financial condition.

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

During the first quarter we commenced closings at The Watermark in North Bergen, NJ which is comprised of 206 condominium homes. Thirty-three units have closed and the remaining backlog is comprised of 126 units. During the quarter, we entered into an agreement with the State of New Jersey Department of Community Affairs that required us to offer rescission rights to 16 individual purchasers if certain conditions are not met, and additionally to other contract purchasers if the Company is not ready, willing and able to close title to the condominium residences by May 26, 2008, through no fault of the contract purchaser. Of the 16 individual purchasers, one purchaser has expressed intent to close and deposits in the aggregate amount of approximately $2.9 million have been or will be refunded to the remaining fifteen purchasers. These units are not included in the 126 unit backlog. As of May 6, 2008, the Company does not have certificates of occupancy for 43 of the 126 units in backlog. In the event that some or all of the certificates of occupancy are not received before May 26, 2008 in order to schedule the units for closings, then the Company may be required to offer rescission and a refund of deposits to some or all of these purchasers. In the event that purchasers rescind their contracts, the Company would reverse previously recorded revenue, costs and gross margin for those residences and the units would be returned to inventory. Although no assurances can be made, the Company believes that it will obtain certificates of occupancy for a portion or all of these 43 units in advance of May 26, 2008. The aggregate contracted values are approximately $48.7 million and the aggregate deposits are approximately $9.7 million associated with these 43 units.

Homebuilding

Traditional homebuilding

(Dollars in thousands)	For the three months ended March 31,
	2008	2007
Revenues	$91,098	$214,073
Gross margin	$(332)	$35,536
Gross margin percentage	(0.4)%	16.6%
Homes closed (units)	170	306
Average selling price per home closed	$536	$700
Lot revenues	$1,621	$136
Net new orders for homes (units)	143	244
Contract values of new orders, net	$62,495	$158,932
Average selling price per new order, net	$437	$651

	March 31,
	2008	2007
Backlog (units)	290	808
Backlog contract values	$165,871	$631,265
Average sales price per unit in backlog	$572	$781

Traditional home revenues decreased 57.4% due primarily to the 44.4% decline in home deliveries and by the 23.4% decrease in average selling price per home closed. We closed 140 units in our Florida market compared to 183 in the same period last year. The Northeast U.S. and Mid-Atlantic U.S. markets closed 25 and 5 units during the quarter ended March 31, 2008 compared to 110 and 13 units in the same period last year, respectively. The Northeast U.S. market experienced a 77.3% decrease in home deliveries primarily as a result of one community

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

where deliveries increased to 99 units in the three months ended March 31, 2007 due to construction delays in prior periods that pushed deliveries into 2007. The decrease in the average selling price per home closed for the quarter ended March 31, 2008 was impacted by a 31.2% decrease in the Florida market, and a 12% decrease in the Northeast U.S. market partially offset by the $1.3 million average price in our Mid-Atlantic U.S. market. The Florida and Northeast U.S. markets achieved average selling prices per home closed of $516,000 and $474,000, respectively, for the period ended March 31, 2008.

Lot revenues increased to $1.6 million from $136,000 for the quarter ended March 31, 2008. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary driver of the traditional homebuilding segment and therefore will fluctuate from time to time.

The decrease in the home gross margin percentage to (0.4%) from 16.6% was primarily due to the recording of $6.9 million of asset impairment losses related to completed home inventories compared to $557,000 in the same period in 2007. Sales discounts and incentives for the three months ended March 31, 2008 totaled approximately $24.1 million compared to approximately $26.3 million for the same period last year. Home gross margin was favorably impacted by $2.7 million in forfeited deposits from contract cancellations compared to $3.9 million for the quarter ended March 31, 2007. For the three months ended March 31, 2008, the Florida and Northeast U.S. markets each achieved gross margins of approximately (1.0%), while the Mid-Atlantic market achieved a gross margin of 7.1%. For the three months ended March 31, 2007, gross margins were 18.2%, 15.4% and 8.5% for the Florida, Northeast U.S. and Mid-Atlantic geographic markets, respectively.

As a result of the continuing decline in demand for new homes as well as an oversupply of homes available for sale in our markets, we continue to focus on liquidating certain finished homebuilding product or lowering sales prices in certain communities to meet this competitive market. Our continued focus on liquidating certain finished homebuilding product as well as adjusting the cost basis on recently defaulted units resulted in the recording of $6.9 million of asset impairment losses related to completed home inventories for the quarter ended March 31, 2008 compared to $557,000 in the same period in 2007. The impairments were primarily in our Florida geographic market. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional homes and projects which may result in additional impairment charges and such charges could be significant.

Contract values of new orders decreased 60.7% for the three months ended March 31, 2008 primarily due to the decline in the number of new orders and decrease in average selling price. For three months ended March 31, 2008, our Florida, Northeast U.S. and Mid-Atlantic U.S. markets had net new order declines of 35, 46 and 20 units, respectively, compared to the three month period in 2007.

The 73.7% decrease in backlog contract values reflects a 64.1% decrease in backlog units combined with a 26.8% decrease in the average sales price of homes under contract to $572,000 in 2008 compared to $781,000 in 2007. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in most of our markets and an increase in our cancellation rate. Our cancellation rate on traditional homes was approximately 39.1% of contracts signed for the three months ended March 31, 2008, as compared to 19.7% in the same period of 2007. Based on recent cancellation experience, we do not expect to completely deliver the 290 units in backlog at March 31, 2008.

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

Tower homebuilding

(Dollars in thousands)	For the three months ended March 31,
	2008	2007
Revenues	$3,262	$73,985
Gross margin	$(4,695)	$836
Gross margin percentage	NM	1.1%
Net new orders (units)	40	(7)
Contract values of new orders, net	$15,823	$(2,830)

	March 31,
	2008	2007
Cumulative contracts (units)	353	1,036
Cumulative contract values	$375,290	$1,255,648
Less: Cumulative revenues recognized	(338,399)	(1,096,228)

Backlog contract values	$36,891	$159,420

Towers under construction recognizing revenue during the quarter	1	11

NM- Data not meaningful

Tower revenues were favorably impacted by $3.8 million in forfeited deposits compared to $2.8 million for the quarter ended March 31, 2007. The significant reduction of towers under construction recognizing revenue during the three months ended 2008 as compared to the three months ended 2007, and the reversal of revenue due to tower unit defaults contributed to the decline in revenues. One tower was under construction and recognizing revenue for the quarter ended March 31, 2008 compared to 11 towers for the same period last year. During the three months ended March 31, 2008, we recorded 52 defaulted contracts that resulted in the reversal of approximately $55.4 million in revenue compared to 19 defaulted contracts and the reversal of $23.3 million in revenue in the same period of 2007. In addition, during the three months ended March 31, 2008, we recorded revenue of approximately $50.5 million in connection with the closing of 56 units from our inventory of completed and unsold tower units.

For the quarter ended March 31, 2008, tower gross margin was impacted by several changes in estimated revenues and costs, including (1) a $2.3 million increase to the contracts receivable default reserve that was required to absorb the effect of the 52 defaulted contracts and to update the balance of the reserve to reflect expected future defaults, (2) a $1.4 million increase in interest costs associated with increased tower construction cycle times, and (3) a $7.2 million increase in tower construction costs, incentives and sales discounts and other costs.

For the quarter ended March 31, 2008, we recorded 100 gross new orders with a contract value of approximately $87.1 million offset by defaults and cancellations of 60 contracts with contract values of approximately $71.2 million. For the quarter ended March 31, 2007, we recorded 12 gross new orders with a contract value of approximately $21.6 million, offset by the default of 19 contracts with a contract value of $24.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 76.9% decrease in backlog contract values was due to the completion of towers combined with no new towers under construction. We have 2 towers under construction at March 31, 2008, of which one is recognizing revenue under percentage of completion accounting.

Real estate services

	For the three months ended March 31,
(Dollars in thousands)	2008	2007
Revenues	$17,341	$25,621
Gross margin	228	2,102
Gross margin percentage	1.3%	8.2%

Real estate services revenues for the three months ended March 31, 2008, including real estate brokerage and title operations decreased 32.3% primarily due to a decrease in the volume of transactions associated with our Prudential Florida WCI Realty brokerage operations.

During the three months ended march 31, 2008, Prudential Florida WCI Realty brokerage transaction volume decreased 15.8% to 1,324 closings from 1,572 for the three months ended March 31, 2007. The decrease in the number of transactions is primarily due to the decline in demand for homes in the Florida market.

The decrease in gross margin percentage was primarily due to the decrease in revenue without a proportional decrease in fixed overhead costs associated with Prudential Florida WCI Realty.

Other revenues and cost of sales

Amenity membership and operations

(Dollars in thousands)	For three months ended March 31,
	2008	2007
Revenues	$22,563	$22,585
Gross margin	2,790	1,189
Gross margin percentage	12.4%	5.3%

For the three months ended March 31, 2008, amenity gross margin percentage increased to 12.4% from 5.3% for the same period in 2007 due primarily to our focus on cost reductions.

Land Sales

We had no land sales for the three months ended March 31, 2008 and 2007. Land sales are ancillary to our overall operations and are expected to continue in the future, but may significantly fluctuate.

Other Revenues and Costs of Sales

Other revenues and cost of sales includes our property management operations which are an ancillary business primarily providing management services to our communities and other miscellaneous revenues and costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income and expense

(Dollars in thousands)	For the three months ended March 31,
	2008	2007
Equity in (earnings) losses from joint ventures	$54	$(786)
Other income	(2,005)	(488)
Market valuation on interest rate swap	9,505	—
Hurricane recoveries	—	(1,513)
Selling, general and administrative expense, including real estate taxes	39,504	46,904
Interest expense, net	30,495	16,364

Other income for the three months ended 2008 includes interest income and other non-operating fee income and expenses.

During 2007, we removed the cash flow hedge designation related to an interest rate swap agreement as the result of our bank facility modifications and we are no longer applying hedge accounting. The non-cash mark-to-market loss recorded for the three months ended March 31, 2008 was approximately $9.5 million.

Selling, general and administrative expenses, (SG&A) including real estate taxes, decreased 15.8% to $39.5 million for the three months ended March 31, 2008. General and administrative costs decreased 20.4% due to cost reductions in salaries and benefits as compared to the same period in 2007, and the non-recurring costs incurred in the three months ended March 31, 2007 primarily related to our engagement of Goldman Sachs & Co. as our financial advisor to assist us in a thorough review of the Company’s business plans, capital structure, and growth prospects, with the objective of enhancing the Company’s value for all of our shareholders. Sales and marketing expenditures decreased 30.6% for the three months ended March 31, 2008 primarily due to the reduction in advertising expenditures and sales office overhead reductions.

Interest incurred increased 1.4% for the quarter ended March 31, 2008 as compared to the same period last year. Interest capitalized decreased 64.0% primarily due to the decrease in real estate inventories under development in the same period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and debt. As of March 31, 2008, we had $48.5 million of cash and cash equivalents and approximately $139.4 million of commitments under our Revolving Credit Facility. The commitments are net of approximately $53.0 million of outstanding letters of credit, since these effectively reduce our borrowing capacity. Although we have approximately $139.4 million of commitments, our actual borrowing capacity is limited to an estimated $62.0 million, net of the $53.0 million in outstanding letters of credit, due to the restrictions under the terms of our borrowing base. The borrowing capacity under the Revolving Credit Facility was reduced from $700.0 million (under the August 2007 amendment) to $675.0 million effective January 16, 2008, with subsequent reductions to $650.0 million on February 28, 2008, to $600.0 million on July 1, 2008 and to $550.0 million on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Revolving Credit Facility. The amendment converted $250.0 million of the outstanding obligations to non-revolving status.

The amendment also included additional restrictions surrounding the eligible borrowing base which could significantly reduce our borrowing capacity. Due to our strategy of selling unsold completed inventory, the impact of impairments to our inventory, and the impact of significant reductions in inventory additions, our borrowing capacity may be limited to amounts less than the scheduled reductions as detailed above. In addition, our lenders are currently obtaining appraisals on our properties in the borrowing base, and should the appraisals reflect values less than expected, our borrowing base capacity would be further limited to amounts less than the scheduled reductions as detailed above and we may have no additional borrowing capacity and may be subject to mandatory prepayment obligations. If our borrowing capacity under the terms of our borrowing base continues to decrease, combined with our inability to generate sufficient cash flows in the future to pay down our outstanding amounts under the Revolving Credit Facility, we may be unable to fund our operations. This could have a material adverse effect on the solvency of the Company.

Although no assurance can be given, we expect to generate cash flow from operating activities and investing activities during 2008 as we limit investments in new and existing communities, collect tower contracts receivable, and receive proceeds from the sale of existing inventory and land sales. In addition, we anticipate receiving an income tax refund of approximately $62.0 million within the next three to six months. We generated net cash from operating activities of approximately $67.4 million for the three months ended March 31, 2008, compared to $102.4 million in the same period of 2007. In conjunction with the lower overall demand for homebuilding product we are currently experiencing, we continue to re-evaluate all projected future land development spending, home and tower construction spending, amenity development plans and contractual arrangements to acquire developed and undeveloped land parcels and lots.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our cash flows from operations were positively impacted by the delivery of 139 tower units during the three months ended March 31, 2008, which provided net cash inflows of approximately $139.8 million. We expect to collect our remaining contracts receivable during 2008 except for any Watermark contract purchasers who exercise their rescission rights, if applicable, as discussed below. If we do not collect these contract receivables due to various contingencies, including buyer defaults and rescission claims, we may receive less cash than we expect. An analysis of our tower contracts receivable balance indicates that certain purchasers of our tower units are partnerships and limited liability corporations. Several individual or entity purchasers have multiple units under contract. Many of these units may be held for investment or speculative purposes. The concentration of contracts to purchase multiple tower units among these entities or individuals may increase the risk associated with our collection of the related contracts receivable balance.

During the first quarter we commenced closings at The Watermark in North Bergen, NJ which is comprised of 206 condominium homes. Thirty-three units have closed and the remaining backlog is comprised of 126 units. During the quarter, we entered into an agreement with the State of New Jersey Department of Community Affairs that required us to offer rescission rights to 16 individual purchasers if certain conditions are not met, and additionally to other contract purchasers if the Company is not ready, willing and able to close title to the condominium residences by May 26, 2008, through no fault of the contract purchaser. Of the 16 individual purchasers, one purchaser has expressed intent to close and deposits in the aggregate amount of approximately $2.9 million have been or will be refunded to the remaining fifteen purchasers. These units are not included in the 126 unit backlog. As of May 6, 2008, the Company does not have certificates of occupancy for 43 of the 126 units in backlog. In the event that some or all of the certificates of occupancy are not received before May 26, 2008 in order to schedule the units for closings, then the Company may be required to offer rescission and a refund of deposits to some or all of these purchasers. In the event that purchasers rescind their contracts, the Company would reverse previously recorded revenue, costs and gross margin for those residences and the units would be returned to inventory. Although no assurances can be made, the Company believes that it will obtain certificates of occupancy for a portion or all of these 43 units in advance of May 26, 2008. The aggregate contracted values are approximately $48.7 million and the aggregate deposits are approximately $9.7 million associated with these 43 units.

We have experienced an increase in the number of condominium contract purchasers who are alleging rescission rights under federal and state law. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the Company in a rescission claim, we would not be entitled to keep the buyer’s deposits. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to deliver units from backlog and collect contract receivables upon the completion of towers under construction. Due to various contingencies, like delayed construction, buyer defaults and rescission claims, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could affect our financial condition and results of operations. If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be lower than expected, which could affect our ability to maintain compliance with our debt covenants.

For the three months ended March 31, 2008, we used net cash of approximately $206.7 million to reduce our balances outstanding on our Revolving Credit Facility, Term Loan and Tower Loan Agreement, mortgages and notes payable.

We utilize our Revolving Credit Facility to fund land acquisitions, land improvements, homebuilding and tower development and for general corporate purposes. At March 31, 2008, $457.6 million was outstanding under this facility. On January 16, 2008, we further amended the Revolving Credit Facility. This amendment provides for, among other things, a waiver of the EBITDA to Fixed Charges ratio for the quarters ending September 30, 2007 and December 31, 2007, and a waiver of the Leverage Ratio for the quarter ending December 31, 2007. The borrowing capacity under the Revolving Credit Facility was reduced from $700.0 million (under the August 2007 amendment) to $675.0 million effective January 16, 2008, with subsequent reductions to $650.0 million on February 28, 2008, to $600.0 million on July 1, 2008 and to $550.0 million on July 1, 2009. The amendment also

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

specifies mandatory prepayments and limits the use of proceeds from the Revolving Credit Facility. The amendment converted $250.0 million of the outstanding obligations to non-revolving status. The amendment also included additional restrictions surrounding the eligible borrowing base as described above. The interest rate is the Eurodollar base rate plus 5.25% or the lender’s prime rate plus 3.75%. The interest rate can be increased up to 25 basis points based on the Adjusted Tangible Net Worth Ratio and the Leverage Ratio. The Revolving Credit Facility contains modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction.

Our $300.0 million Term Loan is a senior obligation guaranteed by all significant operating subsidiaries of the Company, and is cross-defaulted with our Revolving Credit Facility. On January 16, 2008, we further amended the Term Loan. This amendment provides for, among other things, a waiver of the EBITDA to Fixed Charges ratio for the quarters ending September 30, 2007 and December 31, 2007, and waiver of the Leverage Ratio for the quarter ending December 31, 2007. The borrowing capacity under the Term Loan was reduced from $262.5 million (under the August 2007 amendment) to $253.1 million effective January 16, 2008, with subsequent reductions to $243.8 million on February 28, 2008, to $225.0 million on July 1, 2008 and to $206.3 million on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Term Loan. The interest rate is Eurodollar base rate plus 5.25%. The interest rate can be increased up to 25 basis points based on the Adjusted Tangible Net Worth Ratio and the Leverage Ratio, as set forth below. The revised Term Loan contains modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction under the Term Loan.

We utilize the Tower Loan Agreement to fund the majority of our tower development activities. We amended the Tower Loan Agreement effective as of August 17, 2007. The Tower Loan Agreement modifications provide for the acceleration of repayment of this facility upon delivery of tower units and prohibit any extension or addition of tower loan commitments to the facility. The Tower Loan Agreement is no longer available to finance new towers beyond completion of the two residential towers nearing completion and will mature in December 2008. The Tower Loan Agreement also contains a cross default to the Revolving Credit Facility and Term Loan. The principal financial covenants of our Tower Loan Agreement include the following, as defined: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined, must be at least $600.0 million. The interest rate on loans under the Tower Loan Agreement is the applicable Eurodollar base rate plus 300 basis points or the lender’s prime rate plus 100 basis points. The Tower Loan Agreement was further amended on March 17, 2008 to provide for consistencies with the governing provisions of, as well as cross collateralization on a subordinate basis with the Term Loan and Revolving Credit Facility. The amendment also limited the Tower Loan to one further advance, if required, and given certain financial criteria, on March 31, 2008. The final draw was not funded as it was determined that it was not required and the criteria were not met. At March 31, 2008, the outstanding balance under the Tower Loan Agreement was $206.0 million.

At March 31, 2008, $525.0 million of senior subordinated debt was outstanding. Under our senior subordinated indenture agreements, we are required to maintain certain financial and operational covenants that may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, subject to certain exceptions, in order to incur additional debt, we are required to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization and other non-cash income and expenses) to interest incurred coverage ratio of 2.0 to 1.0 or maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued. As of March 31, 2008, the EBITDA to interest incurred coverage ratio was less than 2.0 to 1.0 and the debt to tangible net worth ratio was greater than 3.0 to 1.0.

During 2008, it is possible that we may not be able to comply with the amended covenants, limitations and restrictions under our Revolving Credit Facility, Term Loan and/or Tower Loan Agreement. In that event, we will be required to seek an amendment or waiver from the lenders under our Revolving Credit Facility, Term Loan and/or Tower Loan. If we are unable to obtain an amendment or waiver, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company.

Holders of our Convertible Notes have an option of requiring us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. Pursuant to certain amendments to covenants in our Revolving Credit Facility and Term Loan in January 2008, we will need to have significant liquidity to be able to use cash to repurchase the Convertible Notes. We do not anticipate having sufficient liquidity to satisfy bank covenants prohibiting the use of cash to repurchase Convertible Notes. In that event, we will be required to seek an amendment or waiver under the Revolving Credit Facility and Term Loan or from the Convertible Note holders, issue a new security in exchange for the Convertible Notes, or find another way to satisfy our obligations to repurchase the Convertible Notes. If we are unable to obtain an amendment, waiver or issue an exchange security, or otherwise satisfy our obligations to repurchase the Convertible Notes, the Convertible Note holders would have the right to exercise remedies specified in the Indenture, including accelerating the maturity of the Convertible Notes, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default on the Convertible Notes, it may be prohibited from drawing additional funds under the Revolving Credit Facility, which could impair our ability to maintain sufficient working capital. Either situation would have a material adverse effect on the solvency of the Company.

In connection with the reduction in our credit ratings on our subordinated debt, a holder of our Convertible Notes may now convert all or a portion of such Convertible Notes. Upon conversion of the Convertible Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the supplemental indenture) and 100 percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the Convertible Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the Convertible Notes. As of March 31, 2008, the cash conversion price per $1,000 aggregate principal amount of Convertible Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

As a result of the revenue and cost dynamics that are adversely affecting contractors that build large scale commercial, industrial and residential projects, we could potentially be affected by the deteriorating financial viability of certain Tower homebuilding general contractors. Specifically, we have been informed by one general contractor of its inability to perform, resulting in surety company intervention on a project that has now been completed. In the event a general contractor breaches a construction agreement with us, we rely upon performance bonds related to these buildings to complete these projects. A continuing financial deterioration of certain Tower general contractors may result in a reduction in the profitability of our remaining towers under construction, delayed cash flow receipts, and an increase in the cost and possible availability of sufficient performance bonds to complete or commence new Tower construction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In certain instances, a breach of a Tower construction contract by a general contractor may result in a default under the Tower Loan Agreement. If we are unsuccessful in obtaining a waiver from or amendment to certain debt facility covenants, it would also result in a cross-default under certain of our other debt instruments which if not cured, all of the lenders under each of such debt facilities could elect to declare all amounts outstanding under such facilities to be due and payable and terminate all commitments to extend further credit.

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

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships in the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At March 31, 2008, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which $8.1 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee up to 60% of the principal amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of March 31, 2008, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs and we did not have any material lot purchase arrangements in which we concluded that we were compelled to exercise the option. As of March 31, 2008, we had land and lot option contracts aggregating $72.1 million net of deposits, to acquire approximately 500 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $17.9 million at March 31, 2008.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At March 31, 2008, we had approximately $53.4 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $116.4 million at March 31, 2008, are typically outstanding over a period of approximately one to five years.

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

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those related to (1) revenue recognition related to traditional and tower homebuilding and amenity membership and operations; (2) contracts receivable; (3) real estate inventories and cost of sales; (4) share-based compensation expense (5) warranty costs; (6) capitalized interest and real estate taxes; (7) community development district obligations; (8) impairment of long-lived assets; (9) goodwill; (10) litigation; and (11) deferred income taxes.

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2008 as compared to those fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

We utilize fixed and variable rate debt. Changes in interest rates on fixed rate debt generally affect the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally do not impact the fair market value of the instrument but does affect our earnings and cash flow. We are exposed to market risk primarily due to fluctuations in interest rates on our variable rate debt. Effective December 23, 2005 we hedged a portion of our exposure to changes in interest rates by entering into an interest swap agreement to lock in a fixed interest rate. The swap agreement effectively fixed the variable rate cash flows on our $300.0 million of variable rate senior term note and expires December 2010. On August 17, 2007, we amended the senior term note agreement, which required us to reduce the balance to $262.5 million and increased the interest rate. As a result, the underlying terms of the interest swap agreement no longer effectively matched the terms of the senior term note and we removed the designation of the swap agreement as a cash flow hedge. Subsequent changes in the fair value of the swap agreement are reflected in other income and expense in the consolidated statements of income. At March 31, 2008, the fair value of the swap agreement of ($19.2) million is reflected in other liabilities in the consolidated balance sheet.

Our Annual Report on Form 10-K for the year ended December 31, 2007 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The following table sets forth, as of March 31, 2008, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values (dollars in thousands).

	2008	2009	2010	2011	2012	Thereafter	Total	FMV at 3/31/08
Debt:
Fixed rate	$125,000	$—	$—	$—	$200,000	$490,000	$815,000	$423,468
Average interest rate	4.0%	—	—	—	9.1%	7.2%	7.2%
Variable rate	$224,765	$20,525	$663,900	$—	$—	$—	$909,190	$909,190
Average interest rate	5.9%	7.3%	8.0%	—	—	—	7.5%

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In addition, the Company has experienced a significant increase in the number of rescission claims and legal actions brought by resident contract purchasers alleging that various factors give them rescission rights under the Interstate Land Sales Act and other federal and state laws. Although the Company intends to vigorously contest these claims, there can be no assurance that the Company will prevail in each claim. In the opinion of management, the outcome of all these matters will not have a material adverse effect on the financial condition or results of operations of the Company. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, the ultimate resolution of the litigation, or if additional legal actions are bought against us.

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

Item 1A.	Risk Factors

The additional risk factor should be read together with the other risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Other factors beyond the one listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us.

Liquidity and Borrowing Base Limitations—Our diminished liquidity and reduced borrowing capacity under our Revolving Credit Facility could adversely affect our financial condition and make it more difficult to fund our operations and satisfy our debt obligations.

As of March 31, 2008, we had $48.5 million of cash and cash equivalents and approximately $139.4 million of commitments under our Revolving Credit Facility. The commitments are net of approximately $53.0 million of outstanding letters of credit, since these effectively reduce our borrowing capacity. Although we have approximately $139.4 million of commitments, our actual borrowing capacity is limited to an estimated $62.0 million, net of the $53.0 million in outstanding letters of credit, due to the restrictions under the terms of our borrowing base. The borrowing capacity under the Revolving Credit Facility was reduced from $700.0 million (under the August 2007 amendment) to $675.0 million effective January 16, 2008, with subsequent reductions to $650.0 million on February 28, 2008, to $600.0 million on July 1, 2008 and to $550.0 million on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Revolving Credit Facility. The amendment converted $250.0 million of the outstanding obligations to non-revolving status.

The amendment also included additional restrictions surrounding the eligible borrowing base which could significantly reduce our borrowing capacity. Due to our strategy of selling unsold completed inventory, the impact of impairments to our inventory, and the impact of significant reductions in inventory additions, our borrowing capacity may be limited to amounts less than the scheduled reductions as detailed above. In addition, our lenders are currently obtaining appraisals on our properties in the borrowing base, and should the appraisals reflect values less than expected, our borrowing base capacity would be further limited to amounts less than the scheduled reductions as detailed above and we may have no additional borrowing capacity and may be subject to mandatory prepayment obligations. If our borrowing capacity under the terms of our borrowing base continues to decrease, combined with our inability to generate sufficient cash flows in the future to pay down our outstanding amounts under the Revolving Credit Facility, we may be unable to fund our operations. This could have a material adverse effect on the solvency of the Company.

During 2008, it is possible that we may not be able to comply with the amended covenants, limitations and restrictions under the Revolving Credit Facility or other outstanding loan agreements. In that event, we will be required to seek an amendment or waiver from the lenders under our Revolving Credit Facility or other loan agreements. If we are unable to obtain an amendment or waiver, the lenders thereunder would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility and it outstanding tower loan agreement, which could impair our ability to maintain sufficient working capital. Either situation could also have a material adverse effect on the solvency of the Company.

ITEM II. OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

3.1	Form of Second Restated Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Form of Third Amended and Restated By-laws of WCI Communities, Inc. (1)

3.3	Amendment to the Third Amended and Restated By-laws of WCI Communities, Inc. (2)

10.39	Agreement, dated March 3, 2008, among WCI Towers Northeast USA Inc. and NJDCA. (*)

31.1	Rule 13a-14(a) certification by Jerry L. Starkey, President and Chief Executive Officer. (*)

31.2	Rule 13a-14(a) certification by Ernest J. Scheidemann, Vice President, Treasurer and Interim Chief Financial Officer. (*)

32.1	Section 1350 certification by Jerry L. Starkey, President and Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Section 1350 certification by Ernest J. Scheidemann, Vice President, Treasurer and Interim Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*)

*	Filed herewith.
(1)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Form 8-K filed on May 24, 2005 (Commission File No. 1-31255)
(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 21, 2007 (Commission File 1-31255)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date: May 7, 2008	/s/ ERNEST J. SCHEIDEMANN
Ernest J. Scheidemann
Vice President, Treasurer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)