Form 10-Q
period 2008-06-30
WCI COMMUNITIES INC
filed 2008-07-29
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the issuer’s common stock, as of July 23, 2008, was 42,173,984.

WCI COMMUNITIES, INC.

Form 10-Q

For the Quarter Ended June 30, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$61,130	$188,821
Restricted cash	20,556	20,360
Contracts receivable, net	58,841	358,327
Mortgage notes and accounts receivable	15,737	19,138
Real estate inventories	1,655,434	1,848,309
Property and equipment, net	227,983	236,429
Other assets	127,830	209,002
Goodwill	9,685	9,662
Other intangible assets	983	1,183

Total assets	$2,178,179	$2,891,231

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$196,361	$241,990
Customer deposits	80,035	188,060
Community development district obligations	63,715	87,870
Senior revolving credit facility	457,762	545,975
Senior term note	224,829	262,500
Mortgages and notes payable	77,332	300,125
Senior subordinated notes	525,000	525,000
Junior subordinated notes	165,000	165,000
Contingent convertible senior subordinated notes	125,000	125,000

	1,915,034	2,441,520

Minority interests	25,539	29,677
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,886 and 46,823 shares issued, respectively	469	468
Additional paid-in capital	299,590	297,714
Retained earnings	45,743	230,059
Treasury stock, at cost, 4,712 and 4,699 shares, respectively	(108,142)	(108,090)
Accumulated other comprehensive gain	(54)	(117)

Total shareholders’ equity	237,606	420,034

Total liabilities and shareholders’ equity	$2,178,179	$2,891,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenues
Homebuilding	$108,966	$181,072	$204,947	$469,266
Real estate services	22,162	27,379	39,503	53,000
Other	98,955	32,737	122,684	57,088

Total revenues	230,083	241,188	367,134	579,354

Cost of Sales
Homebuilding	151,809	195,540	252,081	447,374
Real estate services	20,821	24,907	37,934	48,426
Other	93,629	27,696	114,403	50,856

Total cost of sales	266,259	248,143	404,418	546,656

Gross margin	(36,176)	(6,955)	(37,284)	32,698
Other Income and Expenses
Equity in (earnings) losses from joint ventures	(155)	291	(101)	(495)
Other expense (income)	429	(363)	(1,576)	(852)
Hurricane recoveries	—	(3,881)	—	(5,393)
Market valuation on interest rate swap	(8,915)	—	590	—
Selling, general and administrative	31,398	43,970	64,017	85,223
Interest expense, net	31,670	18,271	62,165	34,635
Real estate taxes, net	4,337	5,866	11,222	11,516
Depreciation and amortization	4,787	5,577	9,742	11,232
Expenses related to debt amendments and early repayment of debt	1,343	—	1,343	—

Loss from continuing operations before minority interests and income taxes	(101,070)	(76,686)	(184,686)	(103,168)
Minority interests	1,119	1,415	874	822

Loss from continuing operations before income taxes	(99,951)	(75,271)	(183,812)	(102,346)
Income tax expense (benefit) from continuing operations	267	(28,428)	504	(38,899)

Loss from continuing operations	(100,218)	(46,843)	(184,316)	(63,447)
Income from discontinued operations, net of tax	—	273	—	1,066
Gain on sale of discontinued operations, net of tax	—	13,353	—	13,353

Net loss	$(100,218)	$(33,217)	$(184,316)	$(49,028)

Loss per share:
Basic:
From continuing operations	$(2.38)	$(1.12)	$(4.37)	$(1.51)
From discontinued operations	—	.33	—	.34

	$(2.38)	$(.79)	$(4.37)	$(1.17)

Diluted:
From continuing operations	$(2.38)	$(1.12)	$(4.37)	$(1.51)
From discontinued operations	—	.33	—	.34

	$(2.38)	$(.79)	$(4.37)	$(1.17)

Weighted average number of shares:
Basic	42,169	41,988	42,159	41,954
Diluted	42,169	41,988	42,159	41,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Gain	Stock	Total
Balance at December 31, 2007	42,124	$468	$297,714	$230,059	$(117)	$(108,090)	$420,034
Stock-based compensation, net	50	1	1,876	—	—	(52)	1,825
Comprehensive income:
Net loss	—	—	—	(184,316)	—	—	(184,316)
Change in fair value of derivative, net	—	—	—	—	63	—	63

Total comprehensive loss							(184,253)

Balance at June 30, 2008	42,174	$469	$299,590	$45,743	$(54)	$(108,142)	$237,606

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Gain	Stock	Total
Balance at December 31, 2006	41,890	$466	$285,986	$808,482	$512	$(108,047)	$987,399
Exercise of stock options	138	1	1,734	—	—	—	1,735
Stock-based compensation	22	—	4,342	—	—	—	4,342
Comprehensive income:
Net loss	—	—	—	(49,028)	—	—	(49,028)
Change in fair value of derivative, net	—	—	—	—	1,784	—	1,784

Total comprehensive loss							(47,244)

Balance at June 30, 2007	42,050	$467	$292,062	$759,454	$2,296	$(108,047)	$946,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(184,316)	$(49,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in mark-to-market on interest rate swap	590	—
Deferred income taxes	(588)	(43,545)
Write-off of unamortized debt issuance costs	1,343	—
Depreciation and amortization	13,458	14,483
Gain on sale of property and equipment	—	(20,069)
Earnings from investments in joint ventures	(101)	(495)
Minority interests	(874)	(822)
Asset impairment losses and land acquisition termination costs	39,833	37,061
Stock-based compensation expense	1,825	4,342
Changes in assets and liabilities:
Restricted cash	(196)	14,266
Contracts receivable	299,486	344,019
Mortgage notes and accounts receivable	3,401	9,022
Real estate inventories	141,809	(52,826)
Distributions of earnings from joint ventures	747	570
Income tax receivable	63,595	—
Other assets	10,554	5,900
Accounts payable and other liabilities	(45,804)	(75,248)
Customer deposits	(108,025)	(101,301)

Net cash provided by operating activities	236,737	86,329

Cash flows from investing activities:
Additions to property and equipment, net	(1,668)	(14,044)
Proceeds from sale of property and equipment	—	47,105
(Capital contributions to) distributions of capital from investments in joint ventures, net	(102)	427

Net cash (used in) provided by investing activities	(1,770)	33,488

Cash flows from financing activities:
Net repayments on senior secured revolving credit facility	(88,213)	(143,246)
Repayment on senior secured term note	(37,671)	—
Proceeds from borrowings on mortgages and notes payable	32,378	292,420
Repayment of mortgages and notes payable	(255,185)	(284,855)
Debt issue costs	(7,685)	(2,539)
Net payments on community development district obligations	(3,018)	(1,081)
Distributions to minority interests	(3,264)	(1,959)
Proceeds from exercise of stock options	—	1,735

Net cash used in financing activities	(362,658)	(139,525)

Net decrease in cash and cash equivalents	(127,691)	(19,708)
Cash and cash equivalents at beginning of period	188,821	41,876

Cash and cash equivalents at end of period	$61,130	$22,168

Community development district obligations assumed by end user	$11,333	$3,727
Change in community development district obligations	9,804	2,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

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

The condensed consolidated financial statements and notes of the Company as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2007 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Historically, the traditional homebuilding segment delivers 30% to 40% of its revenue and gross margin in the fourth quarter. The Company historically has experienced and expects to continue to experience variability in quarterly results. The condensed consolidated statement of operations for the three and six months ended June 30, 2008 is not necessarily indicative of the results to be expected for the full year.

2008 Estimated Cash Flow and Debt Compliance

Holders of our $125,000, 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) have an option of requiring us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. Pursuant to certain amendments in our Senior Revolving Credit Agreement dated as of June 13, 2006, as amended (Revolving Credit Facility) in January 2008 and Senior Term Loan Agreement dated as of December 23, 2005, as amended (Term Loan) in January 2008, we will need to have sufficient liquidity and must not exceed a certain amount of total debt after giving effect to, on a pro forma basis, the repurchase of the Convertible Notes. We do not anticipate having sufficient liquidity to satisfy these requirements as of August 5, 2008. In addition, the Company is required 10 business days prior to the date that any mandatory redemption or other principal payment is due with respect to the Convertible Notes to deliver a certificate certifying that no default or event of defaults under the Revolving Credit Facility and Term Loan would exist before or after giving effect to, on a pro forma basis, the repurchase of the Convertible Notes. The Company is unable to deliver such certificate and provided on July 22, 2008 notice to the administrative agents under the Revolving Credit Facility and the Term Loan of the occurrence of a default. The Company is also in default under the Third Consolidated Amended and Restated Revolving Construction Loan Agreement, dated as of September 22, 2005, as amended (“Tower Loan Agreement”). Pursuant to the default of the Revolving Credit Facility, the Company is prohibited from drawing additional funds under the Revolving Credit Facility, which could impair our ability to maintain sufficient working capital. We are required to seek an amendment or waiver under the Revolving Credit Facility and Term Loan. If we are unable to obtain an amendment or waiver, the majority of lenders under the Revolving Credit Facility and/or the Term Loan would have the right to exercise remedies specified in the Revolving Credit Facility or the Term Loan, respectively, including accelerating the maturity of the loans under the Revolving Credit Facility or the Term Loan, respectively, which would result in the acceleration of substantially all of our other outstanding

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands, except per share data)

indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. We do not anticipate having sufficient liquidity to satisfy the repurchase obligations with respect to the Convertible Notes on August 5, 2008. We are required to seek a waiver from the Convertible Note holders or issue new securities in exchange for the Convertible Notes, or find another way to satisfy our obligations to repurchase the Convertible Notes. If we are unable to obtain a waiver, issue exchange securities, or otherwise satisfy our obligations to repurchase the Convertible Notes, the Convertible Note holders would have the right to exercise remedies specified in the Indenture, including accelerating the maturity of the Convertible Notes, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. Either situation would have a material adverse effect on the solvency of the Company.

In July 2008, the Company announced an exchange offer (Exchange Offer) for all of the Convertible Notes. Pursuant to the Exchange Offer, we offered to exchange a unit, consisting of $1,000 principal amount of new 17.5% senior secured notes due 2012 (the “New Notes”) and a warrant to purchase 33.7392 shares of WCI common stock, for each $1,000 principal amount of the Convertible Notes. The Exchange Offer will expire at 12:00 midnight EDT on August 4, 2008, unless extended or terminated by us. The consummation of the Exchange Offer is subject to certain customary conditions, including a 90% minimum tender condition, which means that at least 90% of the aggregate principal amount outstanding of the notes must have been validly tendered and not withdrawn. The Exchange Offer is also conditioned on the amendment and restatement of the Company’s existing credit facilities and issuance of new second lien notes. No assurances can be given that the Company will be successful in entering into an amendment and restatement of the Company’s existing credit facilities or issuing new second lien notes, in each case on satisfactory terms or at all. Subject to applicable law, the Company may, in its sole discretion, waive any condition applicable to the Exchange Offer or extend or terminate or otherwise amend the Exchange Offer. If we are unable to satisfy the obligations with respect to the Convertible Notes, we may be forced to file for bankruptcy.

During 2008, it is possible that we may not be able to comply with the amended covenants, limitations and restrictions under our Revolving Credit Facility, Term Loan and/or our Tower Loan Agreement. In that event, we will be required to seek an amendment or waiver from the lenders under our Revolving Credit Facility, Term Loan and/or Tower Loan Agreement. If we are unable to obtain an amendment or waiver, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We assess our deferred tax assets quarterly to determine if valuation allowances are required. Pursuant to FAS 109, we were unable to record an income tax benefit for the six month period ending June 30, 2008 as all recognizable tax benefit under current tax law was recorded for the year ending December 31, 2007. Our valuation allowance is approximately $150,393 at June 30, 2008.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands, except per share data)

2.	Segment Information

We operate in three principal business segments: Tower Homebuilding, Traditional Homebuilding, which includes sales of lots and Real Estate Services, which include real estate brokerage and title operations. The reportable segments are each managed separately because they provide distinct products or services with different production processes. Land Sales and Amenity Membership and Operations and Other have been disclosed for purposes of additional analysis.

The amount of previously capitalized interest included in cost of sales of each segment, thereby reducing segment gross margin, is also presented for purposes of additional analysis. Asset information by business segment is not presented, since we do not prepare such information.

Three months ended June 30, 2008

	Tower Homes	Traditional		Real Estate	Amenity Membership and Operations	Land	Segment
		Homes	Lots	Services	and Other	Sales	Totals
Revenues	$11,314	$94,197	$3,455	$22,162	$19,535	$79,420	$230,083
Gross margin	(27,450)	(16,259)	866	1,341	(798)	6,124	(36,176)
Previously capitalized interest included in costs of sales	1,929	4,027	263	—	11	18,692	24,922

Three months ended June 30, 2007
	Tower Homes	Traditional		Real Estate	Amenity Membership and Operations	Land	Segment
		Homes	Lots	Services	and Other	Sales	Totals
Revenues	$2,130	$171,283	$7,659	$27,379	$20,139	$12,598	$241,188
Gross margin	(16,723)	(224)	2,479	2,472	(896)	5,937	(6,955)
Previously capitalized interest included in costs of sales	1,584	6,001	567	—	—	408	8,560

Six months ended June 30, 2008
	Tower Homes	Traditional		Real Estate	Amenity Membership and Operations	Land	Segment
		Homes	Lots	Services	and Other	Sales	Totals
Revenues	$14,577	$185,295	$5,075	$39,503	$43,264	$79,420	$367,134
Gross margin	(32,144)	(16,591)	1,601	1,569	2,258	6,023	(37,284)
Previously capitalized interest included in costs of sales	4,060	7,639	349	—	11	18,692	30,751

Six months ended June 30, 2007
	Tower Homes	Traditional		Real Estate	Amenity Membership and Operations	Land	Segment
		Homes	Lots	Services	and Other	Sales	Totals
Revenues	$76,114	$385,356	$7,796	$53,000	$44,490	$12,598	$579,354
Gross margin	(15,888)	35,313	2,467	4,574	365	5,867	32,698
Previously capitalized interest included in costs of sales	8,078	13,272	567	—	11	408	22,336

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands, except per share data)

3.	Real Estate Inventories

Real estate inventories are summarized as follows:

	June 30, 2008	December 31, 2007
Land and land improvements	$777,665	$834,178
Investments in amenities	105,005	123,807
Work in progress:
Towers	177,082	322,659
Homes	96,027	153,487
Completed inventories:
Towers	336,794	180,300
Homes	162,861	233,878

Total real estate inventories	$1,655,434	$1,848,309

Work in progress includes tower units and homes that are finished, sold and ready for delivery. Work in progress also includes unsold tower units and homes in various stages of construction and tower land in the initial stages of site planning and tower design. Completed inventories consist of model homes used to facilitate sales and tower units and homes that are not subject to a sales contract. Including model homes, we had approximately 303 and 477 completed single- and multi-family homes at June 30, 2008 and December 31, 2007, respectively. We had 538 and 391 completed tower residences at June 30, 2008 and December 31, 2007, respectively.

In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, changes in estimates of tower revenue and development costs are accounted for on a cumulative basis in the period that the change occurs. Our estimates of tower revenue and development costs are revised on a quarterly basis until a tower building is completed and delivered to unit owners. For the three months ended June 30, 2008 and 2007, tower gross margin was reduced by approximately $6,802 and $7,670, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The impact to net loss and diluted loss per share for the three months ended June 30, 2008 and 2007 was approximately $4,140, or $.10 per share, and $4,700, or $.11 per share, respectively. For the six months ended June 30, 2008 and 2007, tower gross margin was reduced by approximately $15,426 and $14,970, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The impact to net loss and diluted loss per share for the six months ended June 30, 2008 and 2007 was approximately $9,400, or $.22 per share, and $9,175, or $.22 per share, respectively. (See Note 10 for discussion on change in tower contracts receivable default reserve)

4.	Asset Impairments and Write Offs

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, real estate inventories considered held for sale, including completed tower residences and homes, are carried at the lower of cost or fair value less cost to sell. Whenever events or circumstances indicate that the carrying value of real estate inventories considered held and used, including land and land improvements, investments in amenities and tower residences and homes under development, may not be recoverable, the expected cash to be realized from sale and operation of these assets is compared to the related carrying amount. If the

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands, except per share data)

carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. For the three and six months ended June 30, 2008, we recorded asset impairment losses of approximately $25,936 and $32,802, respectively. For the three and six months ended June 30, 2007, we recorded asset impairment losses of approximately $35,809 and $36,366, respectively.

Valuation adjustments by geographic market:

	For the three months ended June 30,		For the six months ended June 30,
Inventory valuation adjustments	2008	2007	2008	2007
Traditional homebuilding:
Florida	$6,917	$16,794	$13,537	$16,794
Northeast	314	47	314	47
Mid-Atlantic	3,918	470	4,164	1,027
Tower homebuilding:
Florida	4,269	18,498	4,269	18,498
Northeast	10,518	—	10,518	—
Mid-Atlantic	—	—	—	—
Amenity membership and operations and other	—	—	—	—
Land sales	—	—	—	—

Total	$25,936	$35,809	$32,802	$36,366

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

Write-off of deposits and other costs

We evaluate deposits and other costs related to land option contracts for recoverability and write-off such deposits and others costs when it is no longer probable that we will pursue the purchase as originally planned. These decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the purchase agreement, the timing of required land purchases, and other factors. We wrote off approximately $7,128 and $7,031 for the three and six months ended June 30, 2008, respectively, and $196 and $701 for the three and six months ended June 30, 2007, respectively, related to forfeited deposits and other costs associated with the termination or probable termination of land option contracts. In the quarter ended June 30, 2008, the costs were primarily related to a tower project in our Northeast geographic market.

5.	Warranty

We generally provide our single- and multi-family home buyers with a one to three year limited warranty, respectively, for all material and labor and a ten year warranty for certain structural defects. We provide our

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands, except per share data)

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

The following table presents the activity in our warranty liability account:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Warranty liability at beginning of period	$17,518	$20,113	$19,145	$20,110
Warranty costs accrued and incurred	5,293	3,253	6,218	5,474
Warranty costs paid	(3,189)	(2,513)	(5,741)	(4,731)

Warranty liability at end of period	$19,622	$20,853	$19,622	$20,853

6.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Total interest incurred	$33,551	$34,544	$69,441	$69,933
Debt issue cost amortization	2,095	1,156	4,054	2,542
Interest capitalized	(3,976)	(17,429)	(11,330)	(37,840)

Interest expense, net	$31,670	$18,271	$62,165	$34,635

Previously capitalized interest included in costs of sales	$24,922	$8,560	$30,751	$22,336

7.	Land and Lot Purchase Arrangements

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

Under the non-special-purpose entity provisions of the Financial Accounting Standards Board Interpretation 46-R (FIN 46-R), Consolidation of Variable Interest Entities, an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands, except per share data)

loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of June 30, 2008, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material VIEs, where we are the primary beneficiary.

As of June 30, 2008, we had land and lot option contracts aggregating $45,752, net of deposits, to acquire approximately 489 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled approximately $9,110 at June 30, 2008. We recognized $7,031 of land acquisition termination costs during the six months ended June 30, 2008, compared to approximately $701 during the six months ended June 30, 2007. (See Note 4)

8.	Shareholders’ Equity

In addition to our common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock-based grants and contingent convertible notes. For the six months ended June 30, 2008, 3,000 stock options and grants were excluded from the computation of diluted loss per share due to their anti-dilutive effect. For the six months ended June 30, 2007, 2,947 stock options and grants were excluded from the computation of diluted loss per share due to their anti-dilutive effect. Approximately 4,534 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the six months ended June 30, 2008 and 2007 due to their anti-dilutive effect.

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	42,169	41,988	42,159	41,954
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	—	—	—	—
Contingent convertible senior subordinated notes	—	—	—	—

Diluted weighted average shares outstanding	42,169	41,988	42,159	41,954

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands, except per share data)

9.	Fair Values of Financial Instruments

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

Level 3 Inputs – Instruments with primarily unobservable value drivers.

We have one derivative instrument, an interest rate swap agreement, subject to valuation under SFAS 157:

	June 30, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative	$10,236	$—	$10,236	$—

The non-cash mark-to-market resulted in a gain of $8,915 for the three months ended June 30, 2008 and a loss of $590 for the six months ended June 30, 2008.

10.	Contracts Receivable

Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. On a quarterly basis, we prepare an analysis for each specific tower and analyze each unit with respect to which we have facts that lead us to believe specific units are at risk of defaulting and based on this analysis, actual defaults experienced at each tower location, and the current market environment, we estimate the number of defaults that may occur for future unit closings. This analysis requires us to make significant estimates and assumptions that affect the reported amounts in our financial statements. These estimates are subject to revision as additional information becomes available and actual defaults could differ materially from our estimates. At June 30, 2008 and December 31, 2007, respectively, our contracts receivable balance of $58,841 and $358,327, respectively, is net of an allowance of $1,000 and $11,039 for estimated losses due to potential customer defaults.

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands, except per share data)

The following table presents the activity in our contracts receivable reserve account.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Contracts receivable reserve at beginning of period	$3,400	$25,700	$11,039	$18,297
Increase to reserve	938	5,559	3,292	17,815
Defaults charged against reserve	(3,338)	(13,359)	(13,331)	(18,212)

Contracts receivable reserve at end of period	$1,000	$17,900	$1,000	$17,900

11.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At June 30, 2008, we had approximately $46,739 in letters of credit outstanding which expire through 2009. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $96,574 at June 30, 2008, are typically outstanding over a period of approximately one to five years.

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

The results from discontinued operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenue	$—	$1,195	$—	$3,661

Gross margin	—	447	—	1,727
Gain on sale	—	20,069	—	20,069
Income tax expense	—	6,890	—	7,377

Net income from discontinued operations	$—	$13,626	$—	$14,419

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands, except per share data)

13.	New Accounting Pronouncements

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

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 1, 2008. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands, except per share data)

when interest cost is recognized in subsequent periods. Our 2003 4.0% contingent convertible senior subordinated notes due August 5, 2023 are within the scope of FSP APB 14-1. We will be required to record the debt portions of our 4.0% contingent convertible senior subordinated notes at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt; however, there would be no effect on our cash interest payments. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and the interim periods within those fiscal years, and would be applied retrospectively to all periods presented. Early adoption is not permitted. The impact on our financial statements has not yet been determined.

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

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands)

Condensed Consolidating Balance Sheets

	June 30, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$38,958	$10,081	$12,091	$—	$61,130
Restricted cash	12,866	2,987	4,703	—	20,556
Contracts receivable, net	15,625	515	42,701	—	58,841
Mortgage notes and accounts receivable	5,558	10,030	1,054	(905)	15,737
Real estate inventories	1,033,567	256,995	364,872	—	1,655,434
Property and equipment, net	60,183	102,517	65,283	—	227,983
Investment in subsidiaries	642,221	23,133	—	(665,354)	—
Other assets	407,392	359,595	20,467	(648,956)	138,498

Total assets	$2,216,370	$765,853	$511,171	$(1,315,215)	$2,178,179

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$405,616	$175,625	$408,731	$(649,861)	$340,111
Senior secured debt	682,591	—	—	—	682,591
Mortgages and notes payable	75,557	—	1,775	—	77,332
Subordinated notes	815,000	—	—	—	815,000

	1,978,764	175,625	410,506	(649,861)	1,915,034

Minority interests	—	—	25,539	—	25,539
Shareholders’ equity	237,606	590,228	75,126	(665,354)	237,606

Total liabilities and shareholders’ equity	$2,216,370	$765,853	$511,171	$(1,315,215)	$2,178,179

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands)

Condensed Consolidating Balance Sheets

(continued)

	December 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$156,887	$29,545	$2,389	$—	$188,821
Restricted cash	8,187	2,948	9,225	—	20,360
Contracts receivable, net	194,303	515	163,509	—	358,327
Mortgage notes and accounts receivable	2,535	13,678	3,920	(995)	19,138
Real estate inventories	1,224,106	270,103	354,100	—	1,848,309
Property and equipment	65,490	104,062	66,877	—	236,429
Investment in subsidiaries	749,524	23,889	—	(773,413)	—
Other assets	462,726	393,232	20,504	(656,615)	219,847

Total assets	$2,863,758	$837,972	$620,524	$(1,431,023)	$2,891,231

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$521,899	$186,047	$467,584	$(657,610)	$517,920
Senior secured debt	808,475	—	—	—	808,475
Mortgages and notes payable	298,350	—	1,775	—	300,125
Subordinated notes	815,000	—	—	—	815,000

	2,443,724	186,047	469,359	(657,610)	2,441,520

Minority interests	—	—	29,677	—	29,677
Shareholders’ equity	420,034	651,925	121,488	(773,413)	420,034

Total liabilities and shareholders’ equity	$2,863,758	$837,972	$620,524	$(1,431,023)	$2,891,231

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands)

Condensed Consolidating Statements of Operations

	For the three months ended June 30, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$198,466	$41,220	$(9,495)	$(108)	$230,083
Total cost of sales	187,219	59,719	19,429	(108)	266,259

Gross margin	11,247	(18,499)	(28,924)	—	(36,176)
Total other income and expenses, net	39,163	20,820	4,911	—	64,894

Loss from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(27,916)	(39,319)	(33,835)	—	(101,070)
Intercompany management fees expense (income)	3,474	(5,522)	2,048	—	—
Minority interests	—	—	1,119	—	1,119
Income tax expense	97	169	1	—	267
Equity in (loss) income of subsidiaries, net of tax	(68,731)	4	—	68,727	—

Net loss income	$(100,218)	$(33,962)	$(34,765)	$68,727	$(100,218)

	For the six months ended June 30, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$264,438	$85,043	$17,937	$(284)	$367,134
Total cost of sales	252,197	103,828	48,677	(284)	404,418

Gross margin	12,241	(18,785)	(30,740)	—	(37,284)
Total other income and expenses, net	98,453	40,176	8,773	—	147,402

Loss from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(86,212)	(58,961)	(39,513)	—	(184,686)
Intercompany management fees expense (income)	3,777	(8,673)	4,896	—	—
Minority interests	—	—	874	—	874
Income tax expense (benefit)	1,110	(607)	1	—	504
Equity in (loss) income of subsidiaries, net of tax	(93,217)	1,080	—	92,137	—

Net loss	$(184,316)	$(48,601)	$(43,536)	$92,137	$(184,316)

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands)

Condensed Consolidating Statements of Operations

(continued)

	For the three months ended June 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$128,439	$40,822	$72,042	$(115)	$241,188
Total cost of sales	134,696	50,043	63,519	(115)	248,143

Gross margin	(6,257)	(9,221)	8,523	—	(6,955)
Total other income and expenses, net	30,649	33,016	6,066	—	69,731

(Loss) income from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(36,906)	(42,237)	2,457	—	(76,686)
Intercompany management fees expense (income)	963	(6,705)	5,742	—	—
Minority interests	—	—	1,415	—	1,415
Income tax benefit	(4,011)	(23,922)	(495)	—	(28,428)
Equity in (loss) income of subsidiaries, net of tax	(12,879)	311	—	12,568	—
Income from discontinued operations, net of tax	13,520	106	—	—	13,626

Net loss	$(33,217)	$(11,193)	$(1,375)	$12,568	$(33,217)

	For the six months ended June 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$291,926	$113,538	$174,199	$(309)	$579,354
Total cost of sales	264,661	133,625	148,679	(309)	546,656

Gross margin	27,265	(20,087)	25,520	—	32,698
Total other income and expenses, net	68,174	55,008	12,684	—	135,866

(Loss) income from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(40,909)	(75,095)	12,836	—	(103,168)
Intercompany management fees expense (income)	1,701	(14,731)	13,030	—	—
Minority interests	—	—	822	—	822
Income tax benefit	(4,583)	(33,510)	(806)	—	(38,899)
Equity in (loss) income of subsidiaries, net of tax	(25,230)	1,563	—	23,667	—
Income from discontinued operations, net of tax	14,229	190	—	—	14,419

Net (loss) income	$(49,028)	$(25,101)	$1,434	$23,667	$(49,028)

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands)

Condensed Consolidating Statements of Cash Flows

	For the six months ended June 30, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net loss	$(184,316)	$(48,601)	$(43,536)	$92,137	$(184,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	420,298	36,454	56,438	(92,137)	421,053

Net cash provided by (used in) operating activities	235,982	(12,147)	12,902	—	236,737

Net cash provided by (used in) investing activities	1,141	(2,975)	64	—	(1,770)

Cash flows from financing activities:
Net repayments on senior secured debt	(125,884)	—	—	—	(125,884)
Net repayments on mortgages and notes payable	(222,807)	—	—	—	(222,807)
Other	(6,361)	(4,342)	(3,264)	—	(13,967)

Net cash used in financing activities	(355,052)	(4,342)	(3,264)	—	(362,658)

Net (decrease) increase in cash and cash equivalents	(117,929)	(19,464)	9,702	—	(127,691)
Cash and cash equivalents at beginning of period	156,887	29,545	2,389	—	188,821

Cash and cash equivalents at end of period	$38,958	$10,081	$12,091	$—	$61,130

WCI COMMUNITIES, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

(In thousands)

Condensed Consolidating Statements of Cash Flows

(continued)

	For the six months ended June 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating, Entries	Consolidated WCI Communities Inc.
Cash flows from operating activities:
Net (loss) income	$(49,028)	$(25,101)	$1,434	$23,667	$(49,028)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	134,926	28,685	(4,587)	(23,667)	135,357

Net cash provided by (used in) operating activities	85,898	3,584	(3,153)	—	86,329

Net cash provided by (used in) investing activities	26,241	8,388	(1,141)	—	33,488

Cash flows from financing activities:
Net repayments on senior secured debt	(143,246)	—	—	—	(143,246)
Net borrowings on mortgages and notes payable	7,565	—	—	—	7,565
Other	10,866	(12,751)	(1,959)	—	(3,844)

Net cash used in financing activities	(124,815)	(12,751)	(1,959)	—	(139,525)

Net decrease in cash and cash equivalents	(12,676)	(779)	(6,253)	—	(19,708)
Cash and cash equivalents at beginning of period	30,155	1,945	9,776	—	41,876

Cash and cash equivalents at end of period	$17,479	$1,166	$3,523	$—	$22,168

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

Overview

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Total revenues	$230,083	$241,188	$367,134	$579,354
Total gross margin (a)	(36,176)	(6,955)	(37,284)	32,698
Net loss	(100,218)	(33,217)	(184,316)	(49,028)

(a) Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of operations for the details of other components that are part of the condensed consolidated loss before minority interest and income taxes for each period.

Reduced demand for our products and services experienced by each of our principal lines of business, lower sales prices, increased use of incentives and discounts, and impairment and land option abandonment charges contributed to significant decreases in revenue and gross margin for the three and six month periods ended June 30, 2008. During the three months ended June 30, 2008, we sold a residential project that resulted in $79.4 million in revenue with a gross margin of 7.6% compared to the sales of four commercial parcels for $12.6 million in revenue with a gross margin of 46.6% for the same period last year. Land sales are ancillary to our overall operations and are expected to continue in the future, but may significantly fluctuate from period to period.

For the three and six months ended June 30, 2008, we recorded 243 and 578 gross orders, respectively, for combined traditional and tower homebuilding with an aggregate value of $146.0 million and $350.9 million, respectively, compared to 216 and 532 gross orders, respectively, with an aggregate value of $ 155.7 million and $389.7 million, respectively, for the same periods a year ago.

We believe the challenging market conditions are attributable to a national softening in demand for new homes as well as an oversupply of homes available for sale, particularly in our Florida market. We believe the decline in demand for our new homes is related to concerns of prospective home buyers regarding the direction of home prices, interest rates, availability of acceptable financing and their inability to sell their current homes. In addition to the traditional home buyer, it appears that speculators and investors have significantly reduced their participation in the new home market. Many of our markets have been impacted by an overall increase in the supply of homes available for sale, as speculators and investors attempt to sell the homes they previously purchased or cancel contracts for homes under construction. High cancellation rates reported by other builders, and the increased cancellation rates we have experienced, are adding to the supply of homes in the marketplace.

The continuing deterioration of conditions in the markets in which we operate has had, and likely will continue to have for an extended period of time, a negative impact on our liquidity and our ability to comply with financial and other covenants under our bank loans and indentures. Some of the factors which have adversely affected us include, but are not limited to, declines in new home orders; increased cancellations; defaults and rescission claims; increased use of incentives and discounts; reduced margins; significant tower project delays and increased interest and insurance costs; general contractor financial instability; impairments to our assets; and credit rating downgrades. All of these factors, and others which may arise in the future, have adversely impacted and will likely continue to adversely impact our financial condition.

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

Holders of our $125.0 million 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) have an option of requiring us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. Pursuant to certain amendments in our Senior Revolving Credit Agreement dated as of June 13, 2006, as amended (Revolving Credit Facility) in January 2008 and Senior Term Loan Agreement dated as of December 23, 2005, as amended (Term Loan) in January 2008, we will need to have sufficient liquidity and must not exceed a certain amount of total debt after giving effect to, on a pro forma basis, the repurchase of the Convertible Notes. We do not anticipate having sufficient liquidity to satisfy these requirements as of August 5, 2008. In addition, the Company is required 10 business days prior to the date that any mandatory redemption or other principal payment is due with respect to the Convertible Notes to deliver a certificate certifying that no default or event of defaults under the Revolving Credit Facility and Term Loan would exist before or after giving effect to, on a pro forma basis, the repurchase of the Convertible Notes. The Company is unable to deliver such certificate and provided on July 22, 2008 notice to the administrative agents under the Revolving Credit Facility and the Term Loan of the occurrence of a default. We are also in default under the Tower Loan Agreement. Pursuant to the default of the Revolving Credit Facility, the Company is prohibited from drawing additional funds under the Revolving Credit Facility, which could impair our ability to maintain sufficient working capital. We are required to seek an amendment or waiver under the Revolving Credit Facility and Term Loan. If we are unable to obtain an amendment or waiver, the majority of lenders under the Revolving Credit Facility and/or the Term Loan would have the right to exercise remedies specified in the Revolving Credit Facility or the Term Loan, respectively, including accelerating the maturity of the loans under the Revolving Credit Facility or the Term Loan, respectively, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. We do not anticipate having sufficient liquidity to satisfy the repurchase obligations with respect to the Convertible Notes on August 5, 2008. We are required to seek a waiver from the Convertible Note holders or issue new securities in exchange for the Convertible Notes, or find another way to satisfy our obligations to repurchase the Convertible Notes. If we are unable to obtain a waiver, issue exchange securities, or otherwise satisfy our obligations to repurchase the Convertible Notes, the Convertible Note holders would have the right to exercise remedies specified in the Indenture, including accelerating the maturity of the Convertible Notes, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. Either situation would have a material adverse effect on the solvency of the Company

In July 2008, the Company announced an exchange offer (Exchange Offer) for all of the Convertible Notes. Pursuant to the offer, we offered to exchange a unit, consisting of $1,000 principal amount of new 17.5% senior secured notes due 2012 (the “New Notes”’) and a warrant to purchase 33.7392 shares of WCI common stock, for each $1,000 principal amount of the Convertible Notes. The Exchange Offer will expire at 12:00 midnight EDT on August 4, 2008, unless extended or terminated by us. The consummation of the Exchange Offer is subject to certain customary conditions, including a 90% minimum tender condition, which means that at least 90% of the aggregate principal amount outstanding of the notes must have been validly tendered and not withdrawn. The Exchange Offer is also conditioned on the amendment and restatement of the Company’s existing credit facilities and issuance of new second lien notes. No assurances can be given that the Company will be successful in entering into an amendment and restatement of the Company’s existing credit facilities or issuing new second lien notes, in each case on satisfactory terms or at all. Subject to applicable law, the Company may, in its sole discretion, waive any condition applicable to the Exchange Offer or extend or terminate or otherwise amend the exchange offer. If we are unable to satisfy the obligations with respect to the Convertible Notes, we may be forced to file for bankruptcy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Homebuilding

Traditional homebuilding

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$94,197	$171,283	$185,295	$385,356
Gross margin	$(16,259)	$(224)	$(16,591)	$35,313
Gross margin percentage	(17.3%)	(.1%)	(9.0%)	9.2%
Homes closed (units)	186	217	356	523
Average selling price per home closed	$506	$789	$520	$737
Lot revenues	$3,455	$7,659	$5,075	$7,796
Net new orders for homes (units)	61	107	204	351
Net contract values of net new orders	$23,469	$63,571	$85,964	$222,504
Average selling price per net new order	$385	$594	$421	$634

	As of June 30,
	2008	2007
Backlog (units)	165	698
Backlog contract values	$96,521	$525,360
Average sales price in backlog	$585	$753

Traditional home revenues decreased 45.0% for the three months ended June 30, 2008 compared to the same period in the prior year due primarily to the 14.3% decline in home deliveries and a 35.8% decrease in average selling price per home closed. Traditional home revenues decreased 51.9% for the six months ended June 30, 2008 compared to the same period in the prior year primarily due to the 31.9% decline in home deliveries and a 29.4% decrease in average selling price per home closed. We closed 155 units and 295 units in our Florida market for the three and six months ended June 30, 2008, respectively, compared to 156 units and 339 units in the same periods last year, respectively. The Northeast U.S. and Mid-Atlantic U.S. markets closed a combined 31 units and 61 units for the three and six months ended June 30, 2008, respectively, compared to 61 units and 184 units in the same periods last year, respectively. The Northeast U.S. market experienced a 68.7% decrease in home deliveries primarily as a result of one community where deliveries increased to 99 units in the six months ended June 30, 2007 due to construction delays in prior periods that pushed deliveries into 2007. The decreases in the average selling price per home closed for the three and six month periods ended June 30, 2008 reflect the overall challenging market conditions, our focus on selling existing unsold completed homes, and the change in the mix of homes closed.

Lot revenues decreased to $3.5 million from $7.7 million for the three months ended June 30, 2008 and decreased to $5.1 million from $7.8 million for the six months ended June 30, 2008. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary driver of the traditional homebuilding segment and therefore will fluctuate from time to time.

The decreases in home gross margin for the three and six month periods ended June 30, 2008 were due to lower selling prices, continued use of discounts and incentives and the recording of impairment losses. Sales discounts and incentives for the three months ended June 30, 2008 totaled approximately $23.6 million compared to $28.9 million for the same period last year. Sales discounts for the six months ended June 30, 2008 totaled approximately $47.7 million compared to $55.2 million for the same period last year. Home gross margin for the three and six months ended June 30, 2008 was favorably impacted by $1.4 million and $4.1 million, respectively, in forfeited deposits from contract cancellations compared to $1.9 million and $5.8 million for the same periods in 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the continuing decline in demand for new homes as well as an oversupply of homes available for sale in our markets, we continue to focus on liquidating certain finished homebuilding product or lowering sales prices in certain communities to meet this competitive market. This strategy resulted in the recording of $11.1 and $18.0 million of asset impairment losses for the three and six months ended June 30, 2008, respectively, compared to $17.3 million and $17.9 million for the three and six months ended June 30, 2007. The impairment charges for the six months ended June 30, 2008 totaled approximately $13.5 million in our Florida market, $4.2 million in our Mid-Atlantic U.S. market and the remaining amount in the Northeast U.S. market. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional homes and projects which may result in additional impairment charges and such charges could be significant.

Contract values of new orders decreased 63.1% and 61.4% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily due to the decline in the number of new orders and the decrease in average selling price. For the three months ended June 30, 2008, our Florida market experienced an increase in net new orders of 28 units while our Northeast U.S. and Mid-Atlantic U.S. markets had net new order declines of 66 and 8 units, respectively, compared to the same period in 2007. For the six months ended June 30, 2008, our Florida, Northeast U.S. and Mid-Atlantic U.S. markets had net new order declines of 7, 112 and 28 units, respectively compared to the same period in 2007.

The 81.6% decrease in backlog contract values reflects a 76.4% decrease in backlog units combined with a 22.3% decrease in the average sales price of homes under contract to $585,000 in 2008 compared to $753,000 in 2007. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in most of our markets and an increase in our cancellation rate. Our cancellation rate on traditional homes for the three and six months ended June 30, 2008 was approximately 61.6% and 48.2%, respectively, of contracts signed, compared to 47.8% and 31.0% for the same periods in 2007. Our cancellation rates for the three and six month periods ended June 30, 2008, were negatively impacted by our decision to voluntarily cancel 60 and 84 contracts, respectively, in certain communities and/or subdivisions in which we decided to postpone the construction of new homes. Based on recent cancellation experience, we do not expect to completely deliver the 165 units in backlog at June 30, 2008.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tower homebuilding

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$11,314	$2,130	$14,577	$76,114
Gross margin	$(27,450)	$(16,723)	$(32,144)	$(15,888)
Gross margin percentage	NM	NM	NM	NM
Net new orders (units)	(90)	(57)	(50)	(64)
Contract values of new orders, net	$(133,084)	$(54,514)	$(117,152)	$(57,344)
Average selling price per new order	NM	NM	NM	NM

	As of June 30,
	2008	2007
Cumulative contracts (units)	86	807
Cumulative contract values	$82,949	$1,053,672
Less: Cumulative revenues recognized	(59,494)	(943,437)

Backlog contract values	$23,455	$110,235

Average sales price in backlog	$965	$1,306
Towers under construction recognizing revenue during the six months ended June 30, 2008 and 2007, respectively	1	11

NM - Data not meaningful

Tower revenues were favorably impacted by $4.5 million and $8.3 million in forfeited deposits for the three and six month periods ended June 30, 2008 compared to $7.6 million and $10.4 million for the same periods in 2007. The significant reduction of towers under construction recognizing revenue during the six months ended June 30, 2008 as compared to the same period in 2007, and the reversal of revenue due to tower unit defaults contributed to the decline in revenues. One tower was under construction and recognizing revenue for the six months ended June 30, 2008 compared to 11 towers for the same period last year. During the three months ended June 30, 2008, we recorded 28 defaulted contracts that resulted in the reversal of approximately $28.0 million in revenue compared to 68 defaulted contracts and the reversal of $67.1 million in revenue in the same period of 2007. During the six months ended June 30, 2008, we recorded 74 defaulted contracts that resulted in the reversal of approximately $83.4 million in revenue compared to 87 defaulted contracts and the reversal of $91.6 million in revenue in the same period of 2007. During the three and six months ended June 30, 2008, we recorded 100 and 106 defaulted contracts, respectively related to one of our tower projects in Florida. These defaults did not impact our tower revenue or gross margin since we had previously ceased using percentage-of-completion accounting during the fourth quarter of 2007. In addition, during the three months ended June 30, 2008, we allowed the rescission of 23 contracts at The Watermark in connection with the previously disclosed agreement with the State of New Jersey Department of Community Affairs. The impact was a reversal of approximately $25.7 million of revenue and $4.1 million of gross margin, plus the return of approximately $5.1 million in deposits. During the three months ended June 30, 2008, we recorded revenue of approximately $56.9 million in connection with the closing of 71 units from our inventory of completed and unsold tower units. During the six months ended June 30, 2008, we recorded revenue of approximately $107.4 million in connection with the closing of 127 units from our inventory of completed and unsold tower units.

For the three months ended June 30, 2008, tower gross margin was impacted by several changes in estimated revenues and costs, including (1) a $1.7 million increase in interest costs associated with increased tower construction cycle times, (2) a $5.1 million increase in tower construction costs, incentives and sales discounts and other costs, (3) $7.1 million of land option abandonment charges; and (4) impairment losses of approximately $14.8 million related to certain completed tower units and one undeveloped tower parcel. The impairment charges for the three months ended June 30, 2008 totaled approximately $4.3 million in our Florida market and $10.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million in our Northeast U.S. market. The land option abandonment charges occurred primarily in our Northeast U.S. market. In addition, for the three months ended June 30, 2008, gross margin was negatively impacted by approximately $5.5 million in costs associated with the hotel operations of our tower segment.

For the quarter ended June 30, 2007, tower gross margin was impacted by several changes in estimated revenues and costs, including (1) a $5.6 million increase to the contracts receivable default reserve to account for a larger impact from actual tower unit defaults rather than a change in future expectations, (2) a $1.5 million increase in interest costs associated with increased tower construction cycle times, (3) a $1.3 million increase in insurance costs, (4) a $4.9 million increase in tower construction costs, incentives and sales discounts and other costs, and (5) impairment losses of approximately $18.5 million related to certain completed tower units.

For the three months ended June 30, 2008, we recorded 84 gross new orders with a contract value of approximately $68.9 million offset by defaults and cancellations of 174 contracts with a contract value of approximately $202.0 million. Included in the 174 cancellations and defaults were 100 defaults, with contract values of approximately $125.0 million, related to one of our tower projects in Florida. For the quarter ended June 30, 2007, we recorded 11 gross new orders with a contract value of approximately $12.6 million offset by defaults and cancellations of 68 contracts with a contract value of approximately $67.1 million. For the six months ended June 30, 2008, we recorded 184 gross new orders with a contract value of approximately $156.1 million offset by the defaults and cancellations of 234 contracts with a contract value of approximately $273.2 million. Included in the 234 cancellations and defaults were 106 defaults, with contract values of approximately $131.0 million, related to one of our tower projects in Florida. For the six months ended June 30, 2007, we recorded 23 gross new orders with a contract value of approximately $34.3 million offset by defaults and cancellations of 87 contracts with a contract value of approximately $91.6 million.

The 78.7% decrease in backlog contract values was due to the completion of towers combined with no new towers under construction. We had two towers under construction during the three months ended June 30, 2008, of which one was recognizing revenue under percentage of completion accounting. Both of these towers were completed at June 30, 2008.

Real estate services

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$22,162	$27,379	$39,503	$53,000
Gross margin	1,341	2,472	1,569	4,574
Gross margin percentage	6.1%	9.0%	4.0%	8.6%

Real estate services revenues for the three and six months ended June 30, 2008, including real estate brokerage and title operations, decreased 19.1% and 25.5%, respectively, primarily due to a decrease in the volume of transactions associated with our Prudential Florida WCI Realty brokerage operations.

During the three months ended June 30, 2008, Prudential Florida WCI Realty brokerage transaction volume increased 4.9% to 1,983 closings from 1,890 closings in the second quarter of 2007 and decreased 4.5% to 3,307 closings from 3,462 closings for the six month period ended June 30, 2008. The decrease in the number of transactions is primarily due to the decline in demand for homes in the Florida market. The decrease in gross margin percentage for both periods was primarily due to the decrease in revenue without a proportional decrease in fixed overhead costs associated with Prudential Florida WCI Realty.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other revenues and cost of sales

Amenity membership and operations

	For three months ended June 30,		For six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$18,499	$18,434	$41,063	$41,018
Gross margin	(737)	(924)	2,053	266
Gross margin percentage	(4.0%)	(5.0%)	5.0%	0.6%

Total amenity membership and operations revenues were virtually unchanged for the three and six months ended June 30, 2008, respectively compared to the comparable periods a year ago. In April 2007, we sold a non-golf recreational facility for $47.5 million (excluding closing costs) and recorded a pre-tax gain of approximately $20.1 million. The gain from the sale and the operations has been reflected as discontinued operations in the statements of income.

Land sales

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$79,420	$12,598	$79,420	$12,598
Gross margin	6,124	5,937	6,023	5,867
Gross margin percentage	7.7%	47.1%	7.6%	46.6%

For the three months ended June 30, 2008 we sold a residential project that resulted in revenue of approximately $79.4 million with a gross margin of $6.1 million. In the prior three and six months ended June 30, 2007, we sold four commercial parcels for $12.6 million in revenue with a gross margin of $5.9 million. Land sales are ancillary to our overall operations and are expected to continue in the future, but may significantly fluctuate.

Other Revenues and Costs of Sales

Other revenues and cost of sales includes our property management operations which are an ancillary business primarily providing management services to our communities and other miscellaneous revenues and costs.

Other income and expense

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Equity in losses (earnings) from joint ventures	$(155)	$291	$(101)	$(495)
Other income	429	(363)	(1,576)	(852)
Market valuation on interest rate swap	(8,915)	—	590	—
Hurricane recoveries	—	(3,881)	—	(5,393)
Selling, general and administrative expense, including real estate taxes	35,735	49,836	75,239	96,739
Interest expense, net	31,670	18,271	62,165	34,635

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income for the three and six months ended June 30, 2008 includes interest income on mortgage notes, customer deposits and other non-operating fee income and expenses, respectively. The hurricane recoveries in 2007 represent the final settlement of our Hurricane Wilma claims.

During 2007, we removed the cash flow hedge designation related to an interest rate swap agreement as the result of our bank facility modifications and we are no longer applying hedge accounting. The non-cash mark-to-market resulted in an $8.9 million gain for the three months ended June 30, 2008 and a $590,000 loss for the six months ended June 30, 2008.

Selling, general and administrative expenses, (SG&A) including real estate taxes, decreased 28.3% to $35.7 million and 22.2% to $75.2 million for the three and six months ended June 30, 2008, respectively. General and administrative costs decreased 31.8% and 27.6% for the respective periods due to cost reductions in salaries and benefits as compared to the same periods in 2007, and the non-recurring costs incurred in 2007 related to our engagement of Goldman, Sachs & Co. as our financial advisor to assist us in a thorough review of the Company’s business plans, capital structure and growth prospects, with the objective of enhancing the Company’s value for all of our shareholders. Sales and marketing expenditures decreased 33.0% and 35.5% during the three and six month period ended June 30, 2008, respectively, primarily due to the reduction in advertising expenditures and sales office overhead reductions.

Interest incurred increased 2.9% and .7% for the three and six months ended June 30, 2008. Interest capitalized decreased 77.2% and 70.1% for the three and six months ended June 30, 2008, respectively, primarily due to the decrease in real estate inventories under development in each period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, credit agreements with financial institutions and debt. As of June 30, 2008, we had $61.1 million of cash and cash equivalents and approximately $101.6 million of commitments under our Revolving Credit Facility. The commitments are net of approximately $46.3 million of outstanding letters of credit, since these effectively reduce our borrowing capacity. Although we have approximately $101.6 million of commitments, our actual borrowing capacity is limited to an estimated $30.0 million, net of the $46.3 million in outstanding letters of credit, due to the restrictions under the terms of our borrowing base. In addition, as a result of the default under our Revolving Credit Facility on July 22, 2008, described below, until such default is waived or the Revolving Credit Facility is otherwise amended to eliminate it, we are prohibited from borrowing at all under the Revolving Credit Facility.

The amendment also included additional restrictions surrounding the eligible borrowing base which could significantly reduce our borrowing capacity assuming such capacity is restored by a waiver of the default described below. Due to our strategy of selling unsold completed inventory, the impact of impairments to our inventory, and the impact of significant reductions in inventory additions, our borrowing capacity may be limited to amounts less than the scheduled reductions as detailed above. In addition, our lenders are currently obtaining appraisals on our properties in the borrowing base, and should the appraisals reflect values less than expected, our borrowing base capacity would be further limited to amounts less than the scheduled reductions as detailed above and we may have no additional borrowing capacity and may be subject to mandatory prepayment obligations. If the existing default is not waived or eliminated through an amendment to the Revolving Credit Facility, or if our borrowing capacity under the terms of our borrowing base continues to decrease, combined with our inability to generate sufficient cash flows in the future to pay down our outstanding amounts under the Revolving Credit Facility, we may be unable to fund our operations. This could have a material adverse effect on the solvency of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although no assurance can be given, we expect to generate cash flow from operating activities and investing activities during 2008 as we limit investments in new and existing communities, collect tower contracts receivable, and receive proceeds from the sale of existing inventory and land sales. In addition, we received an income tax refund of approximately $62.3 million in May 2008. We generated net cash from operating activities of approximately $236.7 million for the six months ended June 30, 2008, compared to $86.3 million in the same period of 2007. In conjunction with the lower overall demand for homebuilding product we are currently experiencing, we continue to re-evaluate all capital expenditures.

We have experienced an increase in the number of condominium contract purchasers who are alleging rescission rights under federal and state law. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the Company in a rescission claim, we would not be entitled to keep the buyer’s deposits. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to collect our remaining contract receivables which could affect our financial condition and results of operations and could affect our ability to maintain compliance with our debt covenants.

We utilize our Revolving Credit Facility to fund land acquisitions, land improvements, homebuilding and tower development and for general corporate purposes. At June 30, 2008, $457.8 million was outstanding under this facility. On January 16, 2008, we further amended the Revolving Credit Facility. This amendment provides for, among other things, a waiver of the EBITDA to Fixed Charges ratio for the quarters ending September 30, 2007 and December 31, 2007, and a waiver of the Leverage Ratio for the quarter ending December 31, 2007. The borrowing capacity under the Revolving Credit Facility was reduced from $700.0 million (under the August 2007 amendment) to $675.0 million effective January 16, 2008, with subsequent reductions to $650.0 million on February 28, 2008, to $600.0 million on July 1, 2008 and to $550.0 million on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Revolving Credit Facility. The amendment converted $250.0 million of the outstanding obligations to non-revolving status. The amendment also included additional restrictions surrounding the eligible borrowing base as described above. The interest rate is the Eurodollar base rate plus 5.25% or the lender’s prime rate plus 3.75%. The interest rate can be increased up to 25 basis points based on the Adjusted Tangible Net Worth Ratio and the Leverage Ratio. The Revolving Credit Facility contains modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction.

Our $300.0 million Term Loan is a senior obligation guaranteed by all significant operating subsidiaries of the Company, and is cross-defaulted with our Revolving Credit Facility. On January 16, 2008, we further amended the Term Loan. This amendment provides for, among other things, a waiver of the EBITDA to Fixed Charges ratio for the quarters ending September 30, 2007 and December 31, 2007, and waiver of the Leverage Ratio for the quarter ending December 31, 2007. The borrowing capacity under the Term Loan was reduced from $262.5 million (under the August 2007 amendment) to $253.1 million effective January 16, 2008, with subsequent reductions to $243.8 million on February 28, 2008, to $225.0 million on July 1, 2008 and to $206.3 million on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Term Loan. The interest rate is Eurodollar base rate plus 5.25%. The interest rate can be increased up to 25 basis points based on the Adjusted Tangible Net Worth Ratio and the Leverage Ratio, as set forth below. The revised Term Loan contains modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction under the Term Loan. At June 30, 2008, $224.8 million was outstanding under the Term Loan agreement. On July 22, 2008, we provided notice to the administrative agent under the Term Loan of the occurrence of a default.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We utilize the Tower Loan Agreement to fund the majority of our tower development activities. We amended the Tower Loan Agreement effective as of August 17, 2007. The Tower Loan Agreement modifications provide for the acceleration of repayment of this facility upon delivery of tower units and prohibit any extension or addition of tower loan commitments to the facility. The Tower Loan Agreement is no longer available to finance new towers beyond completion of the two residential towers nearing completion and will mature in December 2008. The Tower Loan Agreement also contains a cross default to the Revolving Credit Facility and Term Loan. We are also in default under the Tower Loan Agreement. The principal financial covenants of our Tower Loan Agreement include the following, as defined: (1) net sales proceeds from the projects cannot be less than 90% of the aggregate loan amount project allocations and (2) Minimum Adjusted Tangible Net Worth, as defined, must be at least $600.0 million. The interest rate on loans under the Tower Loan Agreement is the applicable Eurodollar base rate plus 300 basis points or the lender’s prime rate plus 100 basis points. The Tower Loan Agreement was further amended on March 17, 2008 to provide for consistencies with the governing provisions of, as well as cross collateralization on a subordinate basis with the Term Loan and Revolving Credit Facility. The amendment also limited the Tower Loan to one further advance, if required, and given certain financial criteria, on March 31, 2008. The final draw was not funded as it was determined that it was not required and the criteria were not met. At June 30, 2008, the outstanding balance under the Tower Loan Agreement was $75.6 million.

At June 30, 2008, $525.0 million of senior subordinated debt was outstanding. Under our senior subordinated indenture agreements, we are required to comply with certain covenants that may limit the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends, repurchase capital stock and make investment acquisitions. As defined in our senior subordinated bond indentures, subject to certain exceptions, in order to incur additional debt, we are required to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization and other non-cash income and expenses) to interest incurred coverage ratio of 2.0 to 1.0 or maximum debt to tangible net worth ratio of 3.0 to 1.0. Additionally, under the indentures, if our consolidated tangible net worth declines below $125.0 million for two consecutive quarters we would be required to offer to purchase 10% of the aggregate principal of the notes originally issued. As of June 30, 2008, the EBITDA to interest incurred coverage ratio was less than 2.0 to 1.0 and the debt to tangible net worth ratio was greater than 3.0 to 1.0.

During 2008, even if the existing default under the Revolving Credit Facility and Term Loan is waived, it is possible that we may not be able to comply with the amended covenants, limitations and restrictions under our Revolving Credit Facility, Term Loan and/or Tower Loan Agreement. In that event, we will be required to seek an amendment or waiver from the lenders under our Revolving Credit Facility, Term Loan and/or Tower Loan. If we are unable to obtain an amendment or waiver, the lenders would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company.

Holders of our $125.0 million 4.0% Contingent Convertible Senior Subordinated Notes due 2023 (Convertible Notes) have an option of requiring us to repurchase the Convertible Notes at a price of 100 percent of the principal amount on August 5, 2008. Pursuant to certain amendments in our Senior Revolving Credit Agreement dated as of June 13, 2006, as amended (Revolving Credit Facility) in January 2008 and Senior Term Loan Agreement dated as of December 23, 2005, as amended (Term Loan) in January 2008, we will need to have sufficient liquidity and must not exceed a certain amount of total debt after giving effect to, on a pro forma basis, the repurchase of the Convertible Notes. We do not anticipate having sufficient liquidity to satisfy these requirements as of August 5, 2008. In addition, the Company is required 10 business days prior to the date that any mandatory redemption or other principal payment is due with respect to the Convertible Notes to deliver a certificate certifying that no default or event of defaults under the Revolving Credit Facility and Term Loan would exist before or after giving effect to, on a pro forma basis, the repurchase of the Convertible Notes. The Company is unable to deliver such certificate and on July 22, 2008, provided notice to the administrative agents under the Revolving Credit Facility and the Term Loan of the occurrence of a default. The Company is therefore prohibited from drawing additional funds under the Revolving Credit Facility, which could impair our ability to maintain

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sufficient working capital. We are required to seek an amendment or waiver under the Revolving Credit Facility and Term Loan. If we are unable to obtain an amendment or waiver, the majority of lenders under the Revolving Credit Facility and/or the Term Loan would have the right to exercise remedies specified in the Revolving Credit Facility or the Term Loan, respectively, including accelerating the maturity of the loans under the Revolving Credit Facility or the Term Loan, respectively, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. We do not anticipate having sufficient liquidity to satisfy the repurchase obligations with respect to the Convertible Notes on August 5, 2008. We are required to seek a waiver from the Convertible Note holders or issue new securities in exchange for the Convertible Notes, or find another way to satisfy our obligations to repurchase the Convertible Notes. If we are unable to obtain a waiver, issue exchange securities, or otherwise satisfy our obligations to repurchase the Convertible Notes, the Convertible Note holders would have the right to exercise remedies specified in the Indenture, including accelerating the maturity of the Convertible Notes, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. Either situation would have a material adverse effect on the solvency of the Company.

In July 2008, the Company announced an exchange offer (the Exchange Offer) for all of the Convertible Notes. Pursuant to the offer, we offered to exchange a unit, consisting of $1,000 principal amount of new 17.5% senior secured notes due 2012 (the “New Notes”) and a warrant to purchase 33.7392 shares of WCI common stock, for each $1,000 principal amount of the Convertible Notes. The Exchange Offer will expire at 12:00 midnight EDT on August 4, 2008, unless extended or terminated by us. The consummation of the Exchange Offer is subject to certain customary conditions, including a 90% minimum tender condition, which means that at least 90% of the aggregate principal amount outstanding of the notes must have been validly tendered and not withdrawn. The Exchange Offer is also conditioned on the amendment and restatement of the Company’s existing credit facilities and issuance of new second lien notes. No assurances can be given that the Company will be successful in entering into an amendment and restatement of the Company’s existing credit facilities or issuing new second lien notes, in each case on satisfactory terms or at all. Subject to applicable law, the Company may, in its sole discretion, waive any condition applicable to the Exchange Offer or extend or terminate or otherwise amend the Exchange Offer. If we are unable to satisfy the obligations with respect to the Convertible Notes, we may be forced to file for bankruptcy.

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

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships in the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At June 30, 2008, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which $8.1 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee up to 60% of the principal amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of June 30, 2008, our evaluation of our contractual arrangements to acquire land and lots did not indicate any material variable interests with VIEs and we did not have any material lot purchase arrangements in which we concluded that we were compelled to exercise the option. As of June 30, 2008, we had land and lot option contracts aggregating $45.8 million net of deposits, to acquire approximately 489 acres of land. Our contractual obligation with respect to the land and lot option contracts is limited to the forfeiture of the related non-refundable deposits, any other payments which may be due to the landowner and other pre-development costs, which totaled $9.1 million at June 30, 2008.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At June 30, 2008, we had approximately $46.7 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $96.6 million at June 30, 2008, are typically outstanding over a period of approximately one to five years.

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

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2008 as compared to those fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

We utilize fixed and variable rate debt. Changes in interest rates on fixed rate debt generally affect the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally do not impact the fair market value of the instrument but does affect our earnings and cash flow. We are exposed to market risk primarily due to fluctuations in interest rates on our variable rate debt. Effective December 23, 2005 we hedged a portion of our exposure to changes in interest rates by entering into an interest swap agreement to lock in a fixed interest rate. The swap agreement effectively fixed the variable rate cash flows on our $300.0 million of variable rate senior term note and expires December 2010. On August 17, 2007, we amended the senior term note agreement, which required us to reduce the balance to $262.5 million and increased the interest rate. As a result, the underlying terms of the interest swap agreement no longer effectively matched the terms of the senior term note and we removed the designation of the swap agreement as a cash flow hedge. Subsequent changes in the fair value of the swap agreement are reflected in other income and expense in the consolidated statements of income. At June 30, 2008, the fair value of the swap agreement of ($10.2) million is reflected in other liabilities in the consolidated balance sheet.

Our Annual Report on Form 10-K for the year ended December 31, 2007 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The following table sets forth, as of June 30, 2008, the Company’s debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values (dollars in thousands).

	2008	2009	2010	2011	2012	Thereafter	Total	FMV at 6/30/08
Debt:
Fixed rate	$125,000	$—	$—	$—	$200,000	$490,000	$815,000	$352,922
Average interest rate	4.0%	—	—	—	9.1%	7.2%	7.2%
Variable rate	$75,557	$20,354	$664,012	$—	$—	$—	$759,923	$759,923
Average interest rate	5.5%	7.0%	7.8%	—	—	—	7.6%

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

The additional risk factors should be read together with the other risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us.

Exchange of the Our Outstanding Convertible Notes—If we unable to exchange the outstanding notes for the units, we may not have sufficient liquidity to satisfy our obligations to repurchase the outstanding Convertible Notes and to maintain sufficient working capital. As a result we may be forced to file for bankruptcy.

Holders of our outstanding Convertible Notes have an option of requiring us to repurchase the outstanding notes in cash at a price of 100 percent of the principal amount on August 5, 2008, plus accrued but unpaid interest. We are currently prohibited from repurchasing the outstanding Convertible Notes for cash and do not currently anticipate having sufficient liquidity to satisfy our obligations to repurchase the outstanding Convertible Notes for cash. If we are unable to issue the units, consisting of new notes and warrants to purchase shares of our common stock, in exchange for the outstanding notes, obtain an amendment or waiver, or otherwise satisfy our obligations to repurchase the outstanding Convertible Notes, the outstanding convertible note holders would have the right to exercise remedies specified in the indenture governing the outstanding notes, including accelerating the maturity of the outstanding notes, which would result in the acceleration of substantially all of our other outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default on the outstanding notes, it may be prohibited from drawing additional funds under the Amended Revolving Credit Agreement and Tower Loan Agreement. Either situation would have a material adverse effect on the solvency of the Company and could result in us filing for bankruptcy.

Going Concern—The occurrence of recent adverse developments in the housing and credit markets has materially and adversely affected our business and our liquidity and has resulted in substantial doubt about our ability to continue as a going concern.

The residential construction industry has come under enormous pressure due to numerous economic and industry-related factors. Several companies operating in the residential construction sector of the economy have failed and others are facing serious operating and financial challenges. At the same time, many others have been downgraded by credit rating agencies and credit conditions in the industry continue to deteriorate. We faced significant challenges during 2007 due to these adverse conditions and expect to continue to face these challenges in 2008 and 2009. These conditions may not stabilize and may worsen. Recent adverse changes in the economy, consumer sentiment, mortgage finance and credit markets have eliminated or reduced the availability, or increased the cost, of significant sources of funding for our customers. At December 31, 2007, the report of Ernst & Young, our Independent Registered Public Accounting Firm, accompanying our audited financial statements included a qualification that we may not be able to continue operations as a going concern.

As discussed in Note 1 of the Notes to our Condensed Consolidated Financials Statements as of June 30, 2008, we continue to face significant challenges to our liquidity and our business. Ernst & Young’s audit opinion included an explanatory paragraph relating to our ability to continue as a going concern. Our ability to complete the Exchange Offer, the amendment and restatement of our existing credit facilities and the issuance of new second lien notes (or the availability of other financing) may alleviate some of our short-term liquidity needs. However, even upon the successful completion of the above transactions, we cannot guarantee our ability to continue as a going concern. We will continue to face challenging conditions related to the real estate market and the ability to access capital as well as our business in general and cannot determine at this time whether a discussion of liquidity factors and our ability to continue as a going concern will be included in the notes to the consolidated financial statements as of December 31, 2008.

Liquidity and Borrowing Base Limitations—Our diminished liquidity and reduced borrowing capacity under our Revolving Credit Facility could adversely affect our financial condition and make it more difficult to fund our operations and satisfy our debt obligations.

As of June 30, 2008, we had $61.1 million of cash and cash equivalents and approximately $101.6 million of commitments under our Revolving Credit Facility. The commitments are net of approximately $46.3 million of outstanding letters of credit, since these effectively reduce our borrowing capacity. Although we have approximately $101.6 million of commitments, our actual borrowing capacity is limited to an estimated $30.0 million, net of the $46.3 million in outstanding letters of credit, due to the restrictions under the terms of our borrowing base. In addition, our lenders are currently obtaining appraisals on our properties in the borrowing base, and should the appraisals reflect values less than expected, our borrowing base capacity would be further limited to amounts less than the scheduled reductions as detailed above and we may have no additional borrowing capacity and may be subject to mandatory prepayment obligations. If our borrowing capacity under the terms of our borrowing base continues to decrease, combined with our inability to generate sufficient cash flows in the future to pay down our outstanding amounts under the Revolving Credit Facility, even if an existing default is waived or eliminated through an amendment, we may be unable to fund our operations. This could have a material adverse effect on the solvency of the Company.

The borrowing capacity under the Revolving Credit Facility was reduced from $700.0 million (under the August 2007 amendment) to $675.0 million effective January 16, 2008, with subsequent reductions to $650.0 million on February 28, 2008, to $600.0 million on July 1, 2008 and to $550.0 million on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Revolving Credit Facility. The amendment converted $250.0 million of the outstanding obligations to non-revolving status. Due to a mandatory prepayment that was required in May 2008, the borrowing capacity was reduced to $605.6 million in May 2008. On July 22, 2008, we provided notice to the administrative agent under the Revolving Credit Facility of the occurrence of a default. We are therefore prohibited from drawing additional funds under this facility.

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

During 2008, it is possible that we may not be able to comply with the amended covenants, limitations and restrictions under the Revolving Credit Facility or other outstanding loan agreements. In that event, we will be required to seek an amendment or waiver from the lenders under our Revolving Credit Facility or other loan agreements. If we are unable to obtain an amendment or waiver, the lenders thereunder would have the right to exercise remedies specified in the loan agreements, including foreclosing on certain collateral and accelerating the maturity of the loans, which could result in the acceleration of substantially all of our outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if the Company is determined to be in default of these loan agreements, it may be prohibited from drawing additional funds under the Revolving Credit Facility and outstanding Tower Loan Agreement, which could impair our ability to maintain sufficient working capital. Either situation could also have a material adverse effect on the solvency of the Company.

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

The continuing deterioration of conditions in the markets in which we operate has had, and likely will continue to have for an extended period of time, a negative impact on our business. Some of the factors which have adversely affected us include, but are not limited to, declines in sales pace for aggregate number of new traditional home and tower unit orders; decreased sales prices; increased cancellations; defaults and rescission claims; increased use of incentives and discounts; reduced margins; significant tower project delays and increased interest and insurance costs; general contractor financial instability; impairments to our assets; and credit rating downgrades. All of these factors, and others which may arise in the future, have adversely impacted and will likely continue to adversely impact our business and our financial condition. In light of these concerns, we cannot guarantee that we will be able to meet our internal budgeted projections for our business going forward, see “Going Concern” above.

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

We have experienced an increase in the number of condominium contract purchasers who are alleging rescission rights under federal and state law. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the Company in a rescission claim, we would not be entitled to keep the buyers deposits. There can be no assurance that our defaults or rescission claims will not increase in the future. Future defaults and rescission claims may limit our ability to collect our remaining contract receivables which could affect our financial condition and results of operations and could affect our ability to maintain compliance with our debt covenants.

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

Additionally, we are experiencing an increase in the number of condominium contract purchasers who are claiming that various factors, including delays in completion of buildings, provide them rescission rights. Although we do not believe these claims are valid and intend to vigorously contest them, there can be no assurance that we will prevail in each claim. If a buyer successfully sues the company in a rescission claim, we would not be entitled to keep the buyers deposit. For the year ended December 31, 2007, our aggregate tower unit default rate was approximately 24%, as compared to 7% in 2006, although certain individual towers experienced default rates in excess of 45% in 2007. Prior to 2006 our tower unit default rate had been approximately 1% to 2%.

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

Our Tower Homebuilding segment has historically accounted for a significant amount of our revenues. In light of the much weaker market conditions recently encountered, we have ceased construction of new towers. We had two towers under construction during the three months ended June 30, 2008, of which one was recognizing revenue under percentage of completion accounting. Both of these towers were completed at June 30, 2008. We cannot guarantee we will able to realize revenues from our Tower Homebuilding segment in amounts similar to that we have historically realized.

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

WCI COMMUNITIES, INC.

Date: July 29, 2008	/s/ ERNEST J. SCHEIDEMANN
Ernest J. Scheidemann
Vice President, Treasurer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)