Form 10-Q
period 2008-09-30
WCI COMMUNITIES INC
filed 2009-01-28
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock, as of January 23, 2009, was 42,193,079.

WCI COMMUNITIES, INC.

Debtor-in-Possession

Form 10-Q

For the Quarter Ended September 30, 2008

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WCI COMMUNITIES, INC.

Debtor-in-Possession

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$107,253	$188,821
Restricted cash	17,701	20,360
Contracts receivable, net	10,283	358,327
Mortgage notes and accounts receivable	14,673	19,138
Real estate inventories	1,150,396	1,848,309
Property and equipment, net	192,132	236,429
Other assets	167,774	209,002
Goodwill	8,341	9,662
Other intangible assets	885	1,183

Total assets	$1,669,438	$2,891,231

Liabilities and Shareholders’ (Deficit) Equity
Accounts payable and other liabilities	$140,835	$241,990
Customer deposits	35,115	188,060
Community development district obligations	55,122	87,870
Senior revolving credit facility	498,924	545,975
Senior term note	224,829	262,500
Debtor-in-possession term note	80,000	—
Mortgages and notes payable	1,775	300,125
Senior subordinated notes	—	525,000
Junior subordinated notes	—	165,000
Contingent convertible senior subordinated notes	—	125,000

	1,036,600	2,441,520

Liabilities subject to compromise	945,370	—
Minority interests	26,748	29,677
Commitments and contingencies	—	—
Shareholders’ (deficit) equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,905 and 46,823 shares issued, respectively	469	468
Additional paid-in capital	299,517	297,714
(Accumulated deficit) retained earnings	(531,101)	230,059
Treasury stock, at cost, 4,712 and 4,699 shares, respectively	(108,142)	(108,090)
Accumulated other comprehensive loss	(23)	(117)

Total shareholders’ (deficit) equity	(339,280)	420,034

Total liabilities and shareholders’ (deficit) equity	$1,669,438	$2,891,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC

Debtor-in-Possession

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenues
Homebuilding	$66,462	$120,229	$271,409	$589,494
Real estate services	19,237	20,808	58,740	73,808
Other	13,788	24,395	136,472	81,484

Total revenues	99,487	165,432	466,621	744,786

Cost of Sales
Homebuilding	526,180	164,362	778,261	611,735
Real estate services	18,696	20,614	56,629	69,040
Other	33,792	21,296	148,196	72,153

Total cost of sales	578,668	206,272	983,086	752,928

Gross margin	(479,181)	(40,840)	(516,465)	(8,142)
Other Income and Expenses
Equity in (earnings) losses from joint ventures	(59)	52	(160)	(443)
Other expense (income)	18,902	3,778	19,258	(2,467)
Impairment of investment in joint ventures	4,470	—	4,470	—
Impairment of property and equipment	32,331	—	32,331	—
Selling, general and administrative	21,134	38,145	85,152	123,368
Interest expense, net (see note 8 for contractual interest)	26,867	22,365	89,031	57,000
Real estate taxes, net	5,477	6,453	16,699	17,970
Depreciation and amortization	5,772	5,392	15,515	16,624

Loss from continuing operations before minority interests, reorganization items and income taxes	(594,075)	(117,025)	(778,761)	(220,194)
Minority interests	13,026	1,666	13,900	2,488

Loss from continuing operations before reorganization items and income taxes	(581,049)	(115,359)	(764,861)	(217,706)
Reorganization items, net	17,772	—	17,772	—
Income tax (benefit) expense from continuing operations	(21,977)	(45,516)	(21,473)	(84,415)

Loss from continuing operations	(576,844)	(69,843)	(761,160)	(133,291)
Income from discontinued operations, net of tax	—	121	—	1,188
Gain on sale of discontinued operations, net of tax	—	—	—	13,353

Net loss	$(576,844)	$(69,722)	$(761,160)	$(118,750)

Loss per share:
Basic and diluted:
From continuing operations	$(13.68)	$(1.66)	$(18.05)	$(3.18)
From discontinued operations	—	—	—	.35

	$(13.68)	$(1.66)	$(18.05)	$(2.83)

Weighted average number of shares:
Basic	42,181	42,030	42,166	41,980
Diluted	42,181	42,030	42,166	41,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC

Debtor-in-Possession

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2007	42,124	$468	$297,714	$230,059	$(117)	$(108,090)	$420,034
Stock-based compensation, net	69	1	1,803	—	—	(52)	1,752
Comprehensive loss:
Net loss	—	—	—	(761,160)	—	—	(761,160)
Change in fair value of derivative, net	—	—	—	—	94	—	94

Total comprehensive loss							(761,066)

Balance at September 30, 2008	42,193	$469	$299,517	$(531,101)	$(23)	$(108,142)	$(339,280)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2006	41,890	$466	$285,986	$808,482	$512	$(108,047)	$987,399
Exercise of stock options	144	1	1,805	—	—	—	1,806
Stock-based compensation	44	1	5,398	—	—	—	5,399
Purchase of treasury stock	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(118,750)	—	—	(118,750)
Change in fair value of derivative, net	—	—	—	—	(920)	—	(920)

Total comprehensive loss							(119,670)

Balance at September 30, 2007	42,078	$468	$293,189	$689,732	$(408)	$(108,047)	$874,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC

Debtor-in-Possession

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(761,160)	$(118,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in mark-to-market on interest rate swap	929	1,974
Deferred income taxes	(153)	(60,284)
Write-off of debt issuance costs	1,343	3,583
Non-cash reorganization items	9,063	—
Depreciation and amortization	21,765	20,943
Gain on sale of property and equipment	—	(20,069)
Earnings from investments in joint ventures	(160)	(443)
Minority interests	(13,900)	(2,488)
Asset impairment losses and land acquisition termination costs	548,537	73,004
Impairment of investment in joint ventures	4,470	—
Stock-based compensation expense	1,752	5,399
Changes in assets and liabilities:
Restricted cash	2,659	16,772
Contracts receivable	348,044	482,341
Mortgage notes and accounts receivable	4,465	9,374
Real estate inventories	169,654	(109,289)
Distributions of earnings from joint ventures	1,056	904
Other assets	16,356	(26,496)
Accounts payable and other liabilities	14,462	(103,607)
Customer deposits	(124,145)	(139,558)

Net cash provided by operating activities	245,037	33,310

Cash flows from investing activities:
Additions to property and equipment, net	(2,478)	(21,296)
Proceeds from sale of property and equipment	—	47,105
(Capital contributions to) distributions of capital from investments in joint ventures, net	(102)	398

Net cash (used in) provided by investing activities	(2,580)	26,207

Cash flows from financing activities:
Net repayments on senior revolving credit facility	(47,051)	(55,146)
Proceeds from debtor-in-possession term note	80,000	—
Repayment of senior term note	(37,671)	(37,500)
Proceeds from borrowings on mortgages and notes payable	32,378	367,770
Repayment of mortgages and notes payable	(330,742)	(355,351)
Debt issue costs	(15,340)	(8,785)
Net payments on community development district obligations	(2,336)	(5,408)
Distributions to minority interests	(3,263)	(1,605)
Proceeds from exercise of stock options	—	1,806

Net cash used in financing activities	(324,025)	(94,219)

Net decrease in cash and cash equivalents	(81,568)	(34,702)
Cash and cash equivalents at beginning of period	188,821	41,876

Cash and cash equivalents at end of period	$107,253	$7,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands)

1.	Chapter 11 Proceedings

On August 4, 2008, WCI Communities, Inc. (the “Company,” “WCI” or “we”) and 126 of its subsidiaries (excluding its Watermark real estate brokerage, our WCI Mortgage business and certain other joint ventures in which we are a partner) (the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington, Case No. 08 - 11643 (KJC). The list of the Debtors and Tax Identification Numbers is located on the docket for Case No. 08-11643 (KJC) [Docket No. 64] and http://chapter11.epiqsystems.com/wcicommunities.

We continue to operate our businesses and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we obtained Bankruptcy Court approval to, among other things, continue to pay critical vendors and vendors with lien rights, meet our pre-petition payroll obligations, pay deficit funding obligations to our various community associations and clubs, maintain our cash management systems, sell homes free and clear of liens, pay our taxes, continue to provide employee benefits and maintain our insurance programs. Certain of these payment obligations are subject to monetary limits without specific approval for each transaction. The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

DIP Credit Agreement. On September 24, 2008, pursuant to authorization from the Delaware Bankruptcy Court, the Company entered into a $150,000 Debtor-In-Possession Credit Agreement (the “DIP Agreement”) with a syndicate of lenders, some of which were lenders under the Company’s pre-petition secured debt facilities, led by Wachovia Bank, National Association, acting as administrative agent, and Bank of America, N.A. acting as collateral agent. The Court also granted the Company final authority to continue using its on-hand cash collateral during the Chapter 11 case. The DIP Credit Agreement includes an $80,000 term loan and a $70,000 revolving credit facility (collectively, the “DIP Loans”). The $80,000 term loan was a required borrowing on the closing date, approximately $50,000 of which was used to repay the outstanding balance under the Company’s Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of September 22, 2005 (the “Pre-Petition Tower Facility”) with the remainder to be used for general corporate purposes. Availability of funds under the revolving credit facility is subject to a limitation on the amount of cash and cash equivalents held by the Company. The Company may also request the issuance of up to $25,000 in letters of credit. As part of the order, the Company granted the prepetition agents and the lenders various forms of protection, including liens and administrative claims to protect against the diminution of the collateral value to the extent provided in the final order approving the DIP Agreement. The DIP Agreement initially matures on September 24, 2009, subject to a six-month extension period. Borrowings under the DIP Agreement bear interest at the Eurodollar Rate plus 6.0% or an index base rate plus 5.0%.

The Company’s obligations under the DIP Agreement are guaranteed by substantially all of our subsidiaries (the “Guarantors”). The Company is required to make certain mandatory repayments under the DIP Agreement in the event it sells certain assets, including bulk unit sales, subject to certain exceptions. Certain mandatory repayments may permanently reduce the original borrowing capacity, as further defined in the DIP Agreement.

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

The DIP Agreement and the related guarantees are secured by first priority liens on substantially all of the Company’s and the Guarantors’ assets. The DIP Agreement includes certain covenants that impose substantial restrictions on the Company’s and the Guarantors’ financial and business operations, including the ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. In addition, the Company is required to maintain an Appraised Value Ratio, as defined, of not less than 1.26 to 1.0, and to meet certain monthly cash flow variance tests. At December 31, 2008, we were in compliance with these covenants.

Notice to Creditors. Shortly after the Chapter 11 filing on August 4, 2008, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.

Appointment of Creditors’ Committee. The United States Trustee for the District of Delaware has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions or ultimate plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases can file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure most existing defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.

Accordingly, any description of an executory contract or unexpired lease elsewhere in these Notes, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

We expect that liabilities subject to compromise and resolution in the Chapter 11 proceedings will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Conversely, we expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown as subject to compromise to liabilities not subject to compromise. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.

Magnitude of Potential Claims. On November 1, 2008, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions contained in certain notes filed in connection therewith. The schedules can be found at the following website: http://chapter11.epiqsystems.com/WCC/claim/search.aspx. All of the schedules will be subject to further amendment or modification. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

Claim Bar Date. On December 2, 2008, the Bankruptcy Court entered an order setting the last day for filing proofs of claim in the Debtors Chapter 11 cases as February 2, 2009 at 4:00 p.m. Prevailing Eastern Time (the “Bar Date”). As a result, any and all claims against the Debtors will be barred if not filed before the Bar Date. Information regarding the proof of claim process and appropriate forms may be found at the following web site maintained for that purpose by the Debtors’ claims and noticing agent, Epiq Systems, Inc.: http://chapter11.epiqsystems.com/wcicommunities.

Costs of Reorganization. We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations.

Effect of Filing on Creditors and Shareowners. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise and subject to other applicable exceptions, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareowners, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock receiving no distribution on account of their interests and cancellation of their holdings. As discussed below, if the requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.

Process for Plan of Reorganization. In order to exit Chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

We have the exclusive right to file a Chapter 11 plan or plans prior to April 1, 2009 and the exclusive right to solicit acceptance thereof until June 1, 2009. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond 18 months and 20 months, respectively.

As a result of our Chapter 11 cases and other matters described herein, including uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the restructuring process;

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

•	our ability to comply with the terms of the DIP financing order and, if necessary, seek further extensions of our ability to use cash collateral;

•	our ability to achieve profitability following a restructuring given housing market challenges; and

•	our ability to retain key employees.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, such efforts may not be successful.

We have taken and will continue to take aggressive actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry. In order to generate cash and reduce our inventory to levels consistent with our business plan, we have taken and will continue to take the following actions, to the extent possible given the limitations resulting from our Chapter 11 cases:

•	limiting or eliminating any new arrangements to acquire land;

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of unsold homes under construction and limiting and/or curtailing development activities in any development where we do not expect to deliver homes in the near future;

•	renegotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests;

•	reducing our unsold finished home levels; and

•	pursuing other initiatives designed to monetize our assets.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheet as of September 30, 2008:

September 30,
2008
Accounts payable & other liabilities	$109,998
Senior subordinated notes due 2015 at 6.6%	200,000
Senior subordinated notes due 2013 at 7.9%	125,000
Senior subordinated notes due 2012 at 9.1%	200,000
Contingent convertible senior subordinated notes due 2023 at 4%	125,000
Junior subordinated notes due 2036 at 7.54%	65,000
Junior subordinated notes due 2035 at 7.25%	100,000
Accrued interest	20,372

$945,370

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

Liabilities subject to compromise refers to pre-petition obligations which may be impacted by the Chapter 11 reorganization process. These amounts represent our current estimate of known or potential pre-petition obligations to be resolved in connection with our Chapter 11 proceedings.

Differences between liabilities we have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

Reorganization Items, net

The following table summarizes the components included in reorganization items, net on our Consolidated Statements of Operations of the three and nine months ended September 30, 2008:

Three and Nine Months Ended September 30, 2008
Professional fees	$8,709
Write-off of deferred debt issue costs	9,063

$17,772

During the three months ended September 30, 2008, cash paid for reorganization items was approximately $1,640.

The foregoing discussion provides general background information regarding our Chapter 11 Cases, and is not intended to be an exhaustive description. Additional information regarding our Chapter 11 Cases, including access to court documents and other general information about the Chapter 11 Cases, is available at http//chapter11.epiqsystems.com/wcicommunities. Financial information on the website is prepared according to requirements of federal bankruptcy law and the local Bankruptcy Court. While such financial information accurately reflects information required under federal bankruptcy law, such information may be unconsolidated, unaudited and prepared in a format different than that used in our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States and filed under the securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for investment decisions relating to our stock or debt or for comparison with other financial information filed with the Securities and Exchange Commission.

2.	Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company, our wholly owned subsidiaries, and certain joint ventures which are not variable interest entities (VIEs) but with respect to which we have the ability to exercise control. The equity method of accounting is applied in the accompanying condensed consolidated financial statements with respect to those investments in joint ventures which are not VIEs and we have less than a controlling interest, have substantive participating rights, or are not the primary beneficiary as defined in FIN 46-R, Consolidation of Variable Interest Entities. All material intercompany balances and transactions are eliminated in consolidation.

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

The condensed consolidated financial statements and notes of the Company as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared by management without audit, pursuant to rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the December 31, 2007 audited financial statements contained in the Company’s Annual Report on Form 10-K for the year then ended. In the opinion of management, all normal, recurring adjustments necessary for the fair presentation of such financial information have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), in preparing the condensed consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or loss realized or incurred because we are in Chapter 11 are recorded in reorganization items, net on the accompanying consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the condensed consolidated balance sheet at September 30, 2008 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. We have also prepared these unaudited condensed consolidated financial statements on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

As a result of sustained losses and our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical condensed consolidated financial statements.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Those estimates and assumptions which, in the opinion of management, are both significant to the underlying amounts included in the financial statements and as to which future events or information could change those estimates include:

•	impairment assessments of investments in unconsolidated joint ventures, long-lived assets, including our inventory, and goodwill;

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

•	classification of liabilities subject to compromise;

•	insurance and litigation related contingencies;

•	realization of deferred income tax assets and liability for unrecognized tax benefits; and

•	estimated costs associated with construction and development activities in connection with our homebuilding operations.

The accompanying unaudited consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 cases. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (3) as to operations, the effect of any changes that may be made to our business. In addition, the financial statements do not reflect the amounts that may be allowed with respect to pre-petition claims and liabilities which may, as a result of the filing of proofs of claims by our creditors, result in liabilities in excess of those estimated by us in preparing the accompanying unaudited consolidated financial statements.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We assess our deferred tax assets quarterly to determine if valuation allowances are required. Pursuant to FAS 109, we recorded an income tax benefit of $21,473 for the nine month period ending September 30, 2008 from an additional tax benefit achieved upon filing of our final income tax return for the year ending December 31, 2007. Our valuation allowance is approximately $294,575 at September 30, 2008.

Our results of operations may be impacted in the future by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Our results of operations may be favorably impacted in the future by reversals of valuation allowances if we are able to demonstrate sufficient evidence that our deferred tax assets will be realized. However, there could be restrictions on the amount of carryforwards that can be utilized based upon changes in our ownership.

Other Assets

Other assets primarily consist of prepaid expenses, community development district amounts, acquisition deposits, debt issue costs, investments in unconsolidated joint ventures, deferred tax assets, and income taxes receivable.

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

3.	Condensed Combined Financial Information of Entities in Chapter 11 Proceedings

Since the condensed consolidated financial statements of the Company include entities not in Chapter 11 reorganization proceedings, the following presents condensed combined financial information of the entities in Chapter 11 reorganization proceedings. The condensed combined financial information has been prepared, in all material respects, on the same basis as the condensed consolidated financial statements of the company.

Condensed Combined Debtors-in-Possession Balance Sheet

September 30,
2008
Assets
Cash & cash equivalents	$94,045
Restricted cash	16,052
Contracts receivable	10,283
Mortgages & accounts receivable	11,873
Intercompany receivables, net	100,011
Real estate inventories	1,121,146
Plant & equipment	129,571
Investments in joint ventures and subsidiaries	270,020
Other assets	148,078

Total assets	$1,901,079

Liabilities and Shareholders’ Deficit
Accounts payable & other liabilities	$122,003
Customer deposits	33,403
CDD obligations	52,462
Senior revolving credit facility	498,924
Senior term loan	224,829
Debtor-in-possession term note	80,000
Mortgages & notes payable	1,775

1,013,396

Liabilities subject to compromise	945,370
Shareholders’ deficit	(57,687)

Total liabilities and shareholders’ deficit	$1,901,079

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

Condensed Combined Debtors-in-Possession Statement of Operations

August 4, 2008 to
September 30, 2008
Revenue	$30,788
Costs of sales	495,236

Gross margin	(464,448)
Other income and expenses, net	47,338

Loss before reorganization items and income taxes	(511,786)
Reorganization items, net	17,772
Income tax benefit	(21,977)

Net loss	$(507,581)

Condensed Combined Debtors-in-Possession Statement of Cash Flows

August 4, 2008 to
September 30, 2008
Cash flows from operating activities:
Net loss	$(507,581)
Adjustments to reconcile net loss to net cash provided by operating activities	537,143

Net cash provided by operating activities	29,562

Net cash provided by investing activities	125

Net cash provided by financing activities	15,151

Net increase in cash and cash equivalents	44,838
Cash and cash equivalents at beginning of period	49,207

Cash and cash equivalents at end of period	$94,045

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

4.	Segment Information

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

Three months ended September 30, 2008

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$9,839	$55,059	$1,564	$19,237	$13,750	$38	$99,487
Gross margin	(253,632)	(206,575)	489	541	(11,167)	(8,837)	(479,181)
Previously capitalized interest included in costs of sales	166	2,244	137	—	—	—	2,547

Three months ended September 30, 2007

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$(36,788)	$151,484	$5,533	$20,808	$19,058	$5,337	$165,432
Gross margin	(56,646)	10,436	2,077	194	(1,562)	4,661	(40,840)
Previously capitalized interest included in costs of sales	61	5,589	374	—	—	272	6,296

Nine months ended September 30, 2008

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$24,416	$240,354	$6,639	$58,740	$57,014	$79,458	$466,621
Gross margin	(285,777)	(223,165)	2,090	2,111	(8,910)	(2,814)	(516,465)
Previously capitalized interest included in costs of sales	4,227	9,882	486	—	11	18,692	33,298

Nine months ended September 30, 2007

	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals
		Homes	Lots
Revenues	$39,326	$536,840	$13,328	$73,808	$63,550	$17,934	$744,786
Gross margin	(72,533)	45,749	4,543	4,768	(1,197)	10,528	(8,142)
Previously capitalized interest included in costs of sales	8,139	18,861	940	—	11	679	28,630

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

5.	Real Estate Inventories

Real estate inventories are summarized as follows:

	September 30, 2008	December 31, 2007
Land and land improvements	$645,067	$834,178
Investments in amenities	94,233	123,807
Work in progress:
Towers	6,596	322,659
Homes	74,462	153,487
Completed inventories:
Towers	218,016	180,300
Homes	112,022	233,878

Total real estate inventories	$1,150,396	$1,848,309

Work in progress includes tower units and homes that are finished, sold and ready for delivery. Work in progress also includes unsold tower units and homes in various stages of construction and tower land in the initial stages of site planning and tower design. Completed inventories consist of model homes used to facilitate sales and tower units and homes that are not subject to a sales contract. Including model homes, we had approximately 248 and 477 completed single- and multi-family homes at September 30, 2008 and December 31, 2007, respectively. We had 532 and 391 completed tower residences at September 30, 2008 and December 31, 2007, respectively.

In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, changes in estimates of tower revenue and development costs are accounted for on a cumulative basis in the period that the change occurs. Our estimates of tower revenue and development costs are revised on a quarterly basis until a tower building is completed and delivered to unit owners. Subsequent to the completion of a tower, we may incur additional costs in order to finalize and close-out the project. All towers under construction were completed at June 30, 2008. For the three months ended September 30, 2007, tower gross margin was reduced by approximately $12,900, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and increases in insurance and other costs. The impact to net loss and diluted loss per share for the three months ended September 30, 2007 was approximately $7,900, or $.19 per share. For the nine months ended September 30, 2008 and 2007, tower gross margin was reduced by approximately $15,426 and $27,900, respectively, as a result of tower construction costs increases, an increase in interest costs associated with increased tower construction cycle times, and an increase in insurance and other costs. The impact to net loss and diluted loss per share for the nine months ended September 30, 2008 and 2007 was approximately $9,400, or $.22 per share, and $16,900, or $.40 per share, respectively. (See Note 11 for discussion on change in tower contracts receivable default reserve)

6.	Asset Impairments and Write Offs

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

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

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

•

Current or Future Communities, including land under contract. When the profitability of a current community deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the asset’s carrying value, the asset is written down to its estimated current fair value. Such indicators include gross margin or sales pace significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. We also consider potential changes to the product offerings in a community, including changes to the community amenities, and any alternative strategies for the land, such as the sale of the land either in whole or in parcels or lots. We determine estimated current fair value primarily by discounting the estimated future cash flow related to the asset. In estimating the cash flow for a community, we use various estimates such as (a) the expected annual sales pace to absorb the planned number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the community is located, competition within the market, and historical sales rates of the community or similar communities owned by us or historical sales rates of similar product offerings in the market; (b) the expected net sales prices in the short-term based upon current pricing estimates, as well as estimated increases in future sales prices based upon historical sales prices in the community or in similar communities owned by us or historical sales prices of similar product offerings in the market; (c) the expected costs to be expended in the future, including, but not limited to, land and land development, home construction, construction overhead, sales and marketing, real estate taxes, community association costs, and interest costs expected to be capitalized. In certain circumstances we utilize third party appraisals to assist us in determining estimated fair values. We evaluate land held for future communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. The evaluation involves the same types of estimates described above as well as an evaluation of the regulatory environment in which the land is located and the estimated costs and probability of obtaining the necessary approvals. Based upon this review, we decide (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as previously planned or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized are recoverable or should be written off.

Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flows. The discount rate used in determining each community’s fair value depends on the stage of development, location and other specific factors that increase or decrease the risks associated with the estimated cash flows. The discount rates that we used during the periods in 2006-2007 in the determination of fair values ranged from 12%-18%. The discount rates that we used during the three and nine months ended September 30, 2008 in the determination of fair values ranged from 20%-22%.

•

Property and Equipment. Included in our property and equipment are recreational amenity assets that are considered held and used. With respect to these assets, if events or changes in circumstances, such as a significant decline in membership or membership pricing, significant increases in operating costs, or

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

changes in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Our analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows, such as the sale of the asset. These cash flows are estimated based on various assumptions that are subject to economic and market uncertainties including, among others, demand for golf and marina club memberships, competition within the market, changes in membership pricing and costs to operate each property. If the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. We estimate the fair value by using discounted cash flow analysis using concepts similar to the ones discussed above. In certain circumstances we utilize third party appraisals to assist us in determining estimated fair values.

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

Completed Inventory. When the profitability of our completed traditional homes and tower units deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the assets, we further estimate the assets’ fair values. Such assets are considered held for sale and the assets’ fair values are determined primarily by discounting the estimated future cash flows related to the asset. In estimating the cash flows for completed homes and tower units, we use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the specific community or the estimated impact of our pricing reductions and sales incentives; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated increases in future sales prices based upon historical sales prices of the units within the specific community or in similar communities owned by us or historical sales prices of similar product offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. The discount rates that we used during the periods in 2006-2007 in the determination of fair values ranged from 8%-12%. The discount rates that we used during the three and nine months ended September 30, 2008 in the determination of fair values ranged from 15%-18%.

Investments in Amenities. When the underlying recreational amenity is substantially complete and available for its intended use, we consider the asset held for sale. When the profitability of our equity club membership sales deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the recreational amenity assets, the assets’ fair values are determined primarily by discounting the estimated future cash flows specifically related to membership sales and asset development expenditures. In estimating the cash flows, we use various estimates such as (a) sales pace to absorb the number of memberships based upon economic conditions that may have either a short-term or long-term impact on the market in which the assets are located, competition within the market, historical sales rates of the memberships for the specific amenity or the estimated impact of our pricing reductions and sales incentives; (b) net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the memberships for the specific recreational amenity or in similar recreational amenities owned by us or historical sales prices of similar membership offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the memberships and related

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

estimated cash flows. The discount rates that we used in the periods of 2006-2007 in the determination of fair values ranged from 10%-14%. The discount rates that we used during the three and nine months ended September 30, 2008 in the determination of fair values ranged from 15%-18%.

For the three and nine months ended September 30, 2008, we recorded asset impairment losses of approximately $499,171 and $531,973, respectively. For the three and nine months ended September 30, 2007, we recorded asset impairment losses of approximately $35,591 and $71,958, respectively. In addition, we have decided to exit two joint ventures, Ocala 623 Land Development LLC and Renaissance at Woodlands LLC. During the three and nine months ended September 30, 2008, we incurred valuation adjustments of approximately $4,470 related to our investments in these unconsolidated joint ventures.

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

Valuation adjustments and land purchase deposit write-offs by geographic market:

	For the three months ended September 30,		For the nine months ended September 30,
Inventory and property and equipment valuation adjustments	2008	2007	2008	2007
Traditional homebuilding:
Florida	$145,860	$4,489	$159,397	$21,284
Northeast	9,104	40	9,418	87
Mid-Atlantic	39,208	—	43,372	1,027
Tower homebuilding:
Florida	198,280	31,062	202,549	49,560
Northeast	38,111	—	48,629	—
Mid-Atlantic	17,247	—	17,247	—
Real estate services	407	—	407	—
Amenity membership and operations and other	42,122	—	42,122	—
Land sales	8,832	—	8,832	—

Total	$499,171	$35,591	$531,973	$71,958

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands)

Write-off of deposits and other costs

We evaluate deposits and other costs related to land option contracts for recoverability and write-off such deposits and others costs when it is no longer probable that we will pursue the purchase as originally planned. These decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the purchase agreement, the timing of required land purchases, and other factors. We wrote off approximately $9,532 and $16,564 for the three and nine months ended September 30, 2008, respectively, and $352 and $1,053 for the three and nine months ended September 30, 2007, respectively, related to forfeited deposits and other costs associated with the termination or probable termination of land option contracts. As of September 30, 2008, we currently have no remaining active land or lot option purchase contracts.

	For the three months ended September 30,		For the nine months ended September 30,
Deposits and other related costs	2008	2007	2008	2007
Traditional homebuilding:
Florida	$3,677	$336	$3,677	$586
Northeast	—	—	—	6
Mid-Atlantic	—	—	—	—
Tower homebuilding:
Florida	—	—	(87)	—
Northeast	6,056	—	13,175	—
Mid-Atlantic	—	—	—	—
Real estate services	—	—	—	—
Amenity membership and operations and other	—	16	—	454
Land sales	(201)	—	(201)	7

Total	$9,532	$352	$16,564	$1,053

7.	Warranty

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

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

The following table presents the activity in our warranty liability account:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Warranty liability at beginning of period	$19,622	$20,853	$19,145	$20,110
Warranty costs accrued and incurred	9,682	3,730	15,900	9,204
Warranty costs paid	(1,660)	(2,524)	(7,401)	(7,255)

Warranty liability at end of period	$27,644	$22,059	$27,644	$22,059

8.	Interest Expense, net

The following table is a summary of interest expense, net:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Total interest incurred	$25,333	$37,608	$94,774	$107,541
Debt issue cost amortization	2,476	599	6,530	3,141
Interest capitalized	(942)	(15,842)	(12,273)	(53,682)

Interest expense, net	$26,867	$22,365	$89,031	$57,000

Previously capitalized interest included in costs of sales	$2,547	$6,296	$33,298	$28,630

As of the filing of the petitions for reorganization, we discontinued accruing interest on pre-petition unsecured debt obligations. Contractual interest for the three and nine months ended September 30, 2008 equaled $34,595 and $104,037, respectively.

9.	Shareholders’ (Deficit) Equity

In addition to our common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock-based grants and contingent convertible notes. For the nine months ended September 30, 2008, 2,730 stock options and grants were excluded from the computation of diluted loss per share due to their anti-dilutive effect. For the nine months ended September 30, 2007, 3,131 stock options and grants were excluded from the computation of diluted loss per share due to their anti-dilutive effect. Approximately 4,534 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the nine months ended September 30, 2008 and 2007 due to their anti-dilutive effect.

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

Information pertaining to the calculation of earnings per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	42,181	42,030	42,166	41,980
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	—	—	—	—
Contingent convertible senior subordinated notes	—	—	—	—

Diluted weighted average shares outstanding	42,181	42,030	42,166	41,980

On August 4, 2008, New York Stock Exchange LLC (the “NYSE”) determined that our common stock should be suspended immediately from trading, and directed the preparation and filing with the SEC of the application for the removal of our common stock from listing and registration on the NYSE. Effective August 21, 2008, the NYSE notified the SEC of its intention to remove the entire class of Common Stock of the Company from listing and registration on the NYSE. Following our suspension from the NYSE, we began trading on the Pink Sheet Electronic Quotation Service.

10.	Fair Values of Financial Instruments

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

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

We have one derivative instrument, an interest rate swap agreement, subject to valuation under SFAS 157:

	September 30, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative	$10,575	$—	$10,575	$—

The non-cash mark-to-market resulted in a loss of $339 and $929 for the three and nine months ended September 30, 2008, respectively. Due to our filing of petitions under Chapter 11 of the Bankruptcy Code, the interest rate swap agreement was terminated by the counterparty and the fair value on the termination date became due and payable as a secured obligation to the counterparty.

11.	Contracts Receivable

Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. On a quarterly basis, we prepare an analysis for each specific tower and analyze each unit with respect to which we have facts that lead us to believe specific units are at risk of defaulting and based on this analysis, actual defaults experienced at each tower location, and the current market environment, we estimate the number of defaults that may occur for future unit closings. This analysis requires us to make significant estimates and assumptions that affect the reported amounts in our financial statements. These estimates are subject to revision as additional information becomes available and actual defaults could differ materially from our estimates. At September 30, 2008 and December 31, 2007, respectively, our contracts receivable balance of $10,283 and $358,327, respectively, is net of an allowance of $156 and $11,039 for estimated losses due to potential customer defaults.

The following table presents the activity in our contracts receivable reserve account.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Contracts receivable reserve at beginning of period	$1,000	$17,900	$11,039	$18,297
Increase to reserve	—	23,713	2,153	41,527
Defaults charged against reserve	(844)	(19,813)	(13,036)	(38,024)

Contracts receivable reserve at end of period	$156	$21,800	$156	$21,800

12.	Commitments and Contingencies

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At September 30, 2008, we had approximately $37,082 in letters of credit outstanding which expire through 2009. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $83,952 at September 30, 2008, are typically outstanding over a period of approximately one to five years.

Our estimated exposure on the outstanding surety bonds are approximately $50,144 based on development remaining to be completed.

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

13.	Discontinued Operations

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

The results from discontinued operations were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenue	$—	$547	$—	$4,208

Gross margin	—	197	—	1,926
Gain on sale	—	—	—	20,069
Income tax expense	—	76	—	7,454

Net income from discontined operations	$—	$121	$—	$14,541

14.	New Accounting Pronouncements

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

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

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

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 1, 2008. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 90-7-1, “An Amendment of AICPA Statement of Position 90-7,” (FSP 90-7-1). FSP 90-7-1, which was effective immediately and amends SOP 90-7, paragraph 38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph 38 of SOP 90-7, changes in accounting principles that will be required in the financial statements of an emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting was adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.

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

15.	Supplemental Guarantor Information

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

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

Condensed Consolidating Balance Sheets

	September 30, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$85,105	$12,722	$9,426	$—	$107,253
Restricted cash	10,355	2,858	4,488	—	17,701
Contracts receivable, net	5,386	—	4,897	—	10,283
Mortgage notes and accounts receivable	6,750	6,957	1,569	(603)	14,673
Real estate inventories	720,825	251,256	178,315	—	1,150,396
Property and equipment, net	78,788	63,497	49,847	—	192,132
Investment in subsidiaries	468,670	15,081	—	(483,751)	—
Other assets	404,623	355,911	15,705	(599,239)	177,000

Total assets	$1,780,502	$708,282	$264,247	$(1,083,593)	$1,669,438

Liabilities and Shareholders’ (Deficit) Equity
Accounts payable and other liabilities	$370,659	$160,215	$300,040	$(599,842)	$231,072
Senior secured debt	723,753	—	—		723,753
Debtor-in-possession financing	80,000	—	—	—	80,000
Mortgages and notes payable	—	—	1,775	—	1,775
Subordinated notes	—	—	—	—	—

	1,174,412	160,215	301,815	(599,842)	1,036,600

Liabilities subject to compromise	945,370	—	—	—	945,370
Minority interests	—	—	26,748	—	26,748
Shareholders’ (deficit) equity	(339,280)	548,067	(64,316)	(483,751)	(339,280)

Total liabilities and shareholders’ (deficit) equity	$1,780,502	$708,282	$264,247	$(1,083,593)	$1,669,438

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

Condensed Consolidating Balance Sheets

(continued)

	December 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$156,887	$29,545	$2,389	$—	$188,821
Restricted cash	11,800	2,948	5,612	—	20,360
Contracts receivable, net	194,303	515	163,509	—	358,327
Mortgage notes and accounts receivable	2,535	13,678	3,920	(995)	19,138
Real estate inventories	1,314,777	270,103	263,429	—	1,848,309
Property and equipment	65,502	104,062	66,865	—	236,429
Investment in subsidiaries	750,761	23,889	—	(774,650)	—
Other assets	377,855	393,232	20,084	(571,324)	219,847

Total assets	$2,874,420	$837,972	$525,808	$(1,346,969)	$2,891,231

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$532,561	$186,047	$371,631	$(572,319)	$517,920
Senior secured debt	808,475	—	—	—	808,475
Mortgages and notes payable	298,350	—	1,775	—	300,125
Subordinated notes	815,000	—	—	—	815,000

	2,454,386	186,047	373,406	(572,319)	2,441,520

Minority interests	—	—	29,677	—	29,677
Shareholders’ equity	420,034	651,925	122,725	(774,650)	420,034

Total liabilities and shareholders’ equity	$2,874,420	$837,972	$525,808	$(1,346,969)	$2,891,231

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

Condensed Consolidating Statements of Operations

	For the three months ended September 30, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$67,239	$32,938	$(640)	$(50)	$99,487
Total cost of sales	402,017	66,388	110,313	(50)	578,668

Gross margin	(334,778)	(33,450)	(110,953)	—	(479,181)
Total other income and expenses, net	25,682	51,587	37,625	—	114,894

Loss from continuing operations before minority interests, reorganization items, income taxes and equity in loss of subsidiaries	(360,460)	(85,037)	(148,578)	—	(594,075)
Intercompany management fees expense (income)	96	(3,018)	2,922	—	—
Minority interests	—	—	13,026	—	13,026
Reorganization items, net	17,772	—	—	—	17,772
Income tax expense (benefit)	9,966	(31,942)	(1)	—	(21,977)
Equity in loss of subsidiaries, net of tax	(188,550)	(8,070)	—	196,620	—

Net loss	$(576,844)	$(58,147)	$(138,473)	$196,620	$(576,844)

	For the nine months ended September 30, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$346,827	$117,981	$2,147	$(334)	$466,621
Total cost of sales	668,010	169,656	145,754	(334)	983,086

Gross margin	(321,183)	(51,675)	(143,607)	—	(516,465)
Total other income and expenses, net	123,491	92,323	46,482	—	262,296

Loss from continuing operations before minority interests, reorganization items, income taxes and equity in loss of subsidiaries	(444,674)	(143,998)	(190,089)	—	(778,761)
Intercompany management fees expense (income)	3,873	(11,691)	7,818	—	—
Minority interests	—	—	13,900	—	13,900
Reorganization items, net	17,772	—	—	—	17,772
Income tax expense (benefit)	11,076	(32,549)		—	(21,473)
Equity in loss of subsidiaries, net of tax	(283,765)	(6,990)	—	290,755	—

Net loss	$(761,160)	$(106,748)	$(184,007)	$290,755	$(761,160)

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

Condensed Consolidating Statements of Operations

(continued)

	For the three months ended September 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$58,982	$60,126	$46,383	$(59)	$165,432
Total cost of sales	88,922	71,129	46,280	(59)	206,272

Gross margin	(29,940)	(11,003)	103	—	(40,840)
Total other income and expenses, net	44,897	25,088	6,200	—	76,185

Loss from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(74,837)	(36,091)	(6,097)	—	(117,025)
Intercompany management fees expense (income)	2,211	(9,920)	7,709	—	—
Minority interests	—	—	1,666	—	1,666
Income tax expense (benefit)	2,072	(42,415)	(5,173)	—	(45,516)
Equity in income (loss) of subsidiaries, net of tax	9,398	(503)	—	(8,895)	—
Income from discontinued operations, net of tax	—	121	—	—	121

Net (loss) income	$(69,722)	$15,862	$(6,967)	$(8,895)	$(69,722)

	For the nine months ended September 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$350,908	$173,663	$220,582	$(367)	$744,786
Total cost of sales	353,273	205,702	194,320	(367)	752,928

Gross margin	(2,365)	(32,039)	26,262	—	(8,142)
Total other income and expenses, net	115,086	80,096	16,870	—	212,052

(Loss) income from continuing operations before minority interests, income taxes and equity in (loss) income of subsidiaries	(117,451)	(112,135)	9,392	—	(220,194)
Intercompany management fees expense (income)	3,912	(24,651)	20,739	—	—
Minority interests	—	—	2,488	—	2,488
Income tax benefit	(2,511)	(75,925)	(5,979)	—	(84,415)
Equity in (loss) income of subsidiaries, net of tax	(14,127)	1,060	—	13,067	—
Income from discontinued operations, net of tax	14,229	312	—	—	14,541

Net (loss) income	$(118,750)	$(10,187)	$(2,880)	$13,067	$(118,750)

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	For the nine months ended September 30, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net loss	$(761,160)	$(106,748)	$(184,007)	$290,755	$(761,160)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	996,923	105,885	194,144	(290,755)	1,006,197

Net cash provided by (used in) operating activities	235,763	(863)	10,137	—	245,037

Net cash (used in) provided by investing activities	(21,333)	18,590	163	—	(2,580)

Cash flows from financing activities:
Net repayments on senior secured debt	(84,722)	—	—		(84,722)
Borrowings from debtor-in-possession financing	80,000	—	—		80,000
Net repayments on mortgages and notes payable	(298,364)	—	—	—	(298,364)
Other	16,874	(34,550)	(3,263)	—	(20,939)

Net cash used in financing activities	(286,212)	(34,550)	(3,263)	—	(324,025)

Net (decrease) increase in cash and cash equivalents	(71,782)	(16,823)	7,037	—	(81,568)
Cash and cash equivalents at beginning of period	156,887	29,545	2,389	—	188,821

Cash and cash equivalents at end of period	$85,105	$12,722	$9,426	$—	$107,253

WCI COMMUNITIES, INC.

Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

(In thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

(continued)

	For the nine months ended September 30, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net loss	$(118,750)	$(10,187)	$(2,880)	$13,067	$(118,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	141,801	26,727	(3,401)	(13,067)	152,060

Net cash provided by (used in) operating activities	23,051	16,540	(6,281)	—	33,310

Net cash provided by (used in) investing activities	22,804	4,962	(1,559)	—	26,207

Cash flows from financing activities:
Net repayments on senior secured debt	(92,646)	—	—		(92,646)
Net borrowings on mortgages and notes payable	12,419	—	—	—	12,419
Other	7,128	(19,515)	(1,605)	—	(13,992)

Net cash used in financing activities	(73,099)	(19,515)	(1,605)	—	(94,219)

Net (decrease) increase in cash and cash equivalents	(27,244)	1,987	(9,445)	—	(34,702)
Cash and cash equivalents at beginning of period	30,155	1,945	9,776	—	41,876

Cash and cash equivalents at end of period	$2,911	$3,932	$331	$—	$7,174

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Environment

Chapter 11 Reorganization

On August 4, 2008, WCI Communities, Inc. (the “Company,” “WCI” or “we”) and 126 of its subsidiaries (excluding its Watermark real estate brokerage, our WCI Mortgage business and certain other joint ventures in which we are a partner) (the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington, Case No. 08 - 11643 (KJC). The list of the Debtors and Tax Identification Numbers is located on the docket for Case No. 08-11643 (KJC) [Docket No. 64] and http://chapter11.epiqsystems.com/wcicommunities.

We continue to operate our businesses and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As part of the “first day” relief, we obtained Bankruptcy Court approval to, among other things, continue to pay critical vendors and vendors with lien rights, meet our pre-petition payroll obligations, pay deficit funding obligations to our various community associations and clubs, maintain our cash management systems, sell homes free and clear of liens, pay our taxes, continue to provide employee benefits and maintain our insurance programs. Certain of these payment obligations are subject to monetary limits without specific approval for each transaction. The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

Process for Plan of Reorganization. In order to exit Chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

We have the exclusive right to file a Chapter 11 plan or plans prior to April 1, 2009 and the exclusive right to solicit acceptance thereof until June 1, 2009. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond 18 months and 20 months, respectively.

As a result of our Chapter 11 cases and other matters described herein, including uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

•	our ability to generate and maintain adequate cash;

•	the cost, duration and outcome of the restructuring process;

•	our ability to comply with the terms of the DIP financing order and, if necessary, seek further extensions of our ability to use cash collateral;

•	our ability to achieve profitability following a restructuring given housing market challenges; and

•	our ability to retain key employees.

These challenges are in addition to those operational and competitive challenges that we face in connection with our business. In conjunction with our advisors, we are implementing strategies to aid our liquidity and our ability to continue as a going concern. However, such efforts may not be successful.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have taken and will continue to take aggressive actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 cases. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry. In order to generate cash and reduce our inventory to levels consistent with our business plan, we have taken and will continue to take the following actions, to the extent possible given the limitations resulting from our Chapter 11 cases:

•	limiting or eliminating any new arrangements to acquire land;

•	engaging in bulk sales of land and unsold homes;

•	reducing the number of unsold homes under construction and limiting and/or curtailing development activities in any development where we do not expect to deliver homes in the near future;

•	renegotiating terms or abandoning our rights under option contracts;

•	considering other asset dispositions including the possible sale of underperforming assets, communities, divisions and joint venture interests;

•	reducing our unsold finished home levels; and

•	pursuing other initiatives designed to monetize our assets.

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

Overview

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Total revenues	$99,487	$165,432	$466,621	$744,786
Total gross margin (a)	(479,181)	(40,840)	(516,465)	(8,142)
Net (loss)	(576,844)	(69,722)	(761,160)	(118,750)

(a) Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of operations for the details of other components that are part of the condensed consolidated loss before minority interest and income taxes for each period.

Reduced demand for our products and services experienced by each of our principal lines of business, lower sales prices, increased use of incentives and discounts, and asset impairment and land option abandonment charges contributed to significant decreases in revenue and gross margin for the three and nine month periods ended September 30, 2008.

For the three and nine months ended September 30, 2008, we recorded 124 and 702 gross orders, respectively, for combined traditional and tower homebuilding with an aggregate value of $76.0 million and $426.9 million, respectively, compared to 197 and 729 gross orders, respectively, with an aggregate value of $139.1 million and $528.8 million, respectively, for the same periods a year ago.

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

prices, interest rates, availability of acceptable financing and their inability to sell their current homes. In addition to the traditional homebuyer, it appears that speculators and investors have significantly reduced their participation in the new home market. Many of our markets have been impacted by an overall increase in the supply of homes available for sale, as speculators and investors attempt to sell the homes they previously purchased or cancel contracts for homes under construction. High cancellation rates reported by other builders, and the increased cancellation rates we have experienced, are adding to the supply of homes in the marketplace. The weakness in the housing market has accelerated during 2008 as a result of the factors above, including increased foreclosures, lack of consumer confidence, significant disruptions in the broader financial markets and severe constraints in the credit markets.

The continuing deterioration of conditions in the markets in which we operate has had, and likely will continue to have for an extended period of time, a negative impact on our liquidity. Some of the factors which have adversely affected us include, but are not limited to, declines in new home orders; increased cancellations; defaults and rescission claims; increased use of incentives and discounts; reduced margins; significant tower project delays and increased interest and insurance costs; general contractor financial instability; impairments to our assets; and credit rating downgrades. All of these factors, and others which may arise in the future, have adversely impacted and will likely continue to adversely impact our financial condition.

Homebuilding

Traditional homebuilding

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$55,059	$151,484	$240,354	$536,840
Gross margin	$(206,575)	$10,436	$(223,165)	$45,749
Gross margin percentage	NM	6.9%	NM	8.5%
Homes closed (units)	98	212	454	735
Average selling price per home closed	$562	$715	$529	$730
Lot revenues	$1,564	$5,533	$6,639	$13,328
Net new orders for homes (units)	68	105	272	456
Net contract values of net new orders	$31,819	$65,224	$117,783	$287,727
Average selling price per net new order	$468	$621	$433	$631

	As of September 30,
	2008	2007
Backlog (units)	135	591
Backlog contract values	$73,976	$442,016
Average sales price in backlog	$548	$748

NM- Data not meaningful

Traditional home revenues decreased 63.7% for the three months ended September 30, 2008 compared to the same period in the prior year due primarily to the 53.8% decline in home deliveries and a 21.4% decrease in average selling price per home closed. Traditional home revenues decreased 55.2% for the nine months ended September 30, 2008 compared to the same period in the prior year primarily due to the 38.2% decline in home deliveries and a 27.5% decrease in average selling price per home closed. We closed 70 units and 365 units in our Florida market for the three and nine months ended September 30, 2008, respectively, compared to 145 units and 484 units in the same periods last year, respectively. The Northeast U.S. and Mid-Atlantic U.S. markets closed a combined 28 units and 89 units for the three and nine months ended September 30, 2008, respectively, compared

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to 67 units and 251 units in the same periods last year, respectively. The Northeast U.S. market experienced a 65.5% decrease in home deliveries primarily as a result of one community where deliveries increased to 145 units in the nine months ended September 30, 2007 due to construction delays in prior periods that pushed deliveries into 2007. The decreases in the average selling price per home closed for the three and nine month periods ended September 30, 2008 reflect the overall challenging market conditions, our focus on selling existing unsold completed homes, and the change in the mix of homes closed.

Lot revenues decreased to $1.6 million from $5.5 million for the three months ended September 30, 2008 and decreased to $6.6 million from $13.3 million for the nine months ended September 30, 2008. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary driver of the traditional homebuilding segment and therefore will fluctuate from time to time.

The decreases in home gross margin for the three and nine month periods ended September 30, 2008 were due to lower selling prices, continued use of discounts and incentives and the recording of asset impairment losses. Sales discounts and incentives for the three months ended September 30, 2008 totaled approximately $15.6 million compared to $27.4 million for the same period last year. Sales discounts and incentives for the nine months ended September 30, 2008 totaled approximately $63.3 million compared to $82.7 million for the same period last year. Home gross margin for the three and nine months ended September 30, 2008 was favorably impacted by $693,000 and $4.8 million, respectively, in forfeited deposits from contract cancellations compared to $2.9 million and $8.7 million for the same periods in 2007, respectively.

We continue to focus on selling finished homebuilding product by lowering sales prices in our communities to meet the competitive market and to generate cash flow. In addition, we re-evaluated our undiscounted expected cash flows related to our communities under development. As a result we recorded $197.8 and $215.9 million of asset impairment and lot option abandonment losses for the three and nine months ended September 30, 2008, respectively, compared to $4.9 million and $23.0 million for the three and nine months ended September 30, 2007. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional homes and projects which may result in additional impairment charges and such charges could be significant.

The following table presents traditional homebuilding impairment and lot option abandonment charges by geographic location:

	For the three months ended September 30,		For the nine months ended September 30,
Inventory valuation adjustments	2008	2007	2008	2007
Traditional homebuilding:
Florida	$145,860	$4,489	$159,397	$21,284
Northeast	9,104	40	9,418	87
Mid-Atlantic	39,208	—	43,372	1,027

Total	$194,172	$4,529	$212,187	$22,398

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	For the three months ended September 30,		For the nine months ended September 30,
Deposits and other related costs	2008	2007	2008	2007
Traditional homebuilding:
Florida	$3,677	$336	$3,677	$586
Northeast	—	—	—	—
Mid-Atlantic	—	—	—	—

Total	$3,677	$336	$3,677	$586

Contract values of new orders decreased 51.2% and 59.1% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to the decline in the number of new orders and the decrease in average selling price. For the three months ended September 30, 2008 our Florida, Northeast U.S and Mid-Atlantic U.S markets had net new order declines of 17, 20 and zero units, respectively compared to the same period in 2007. For the nine months ended September 30, 2008 our Florida, Northeast U.S and Mid-Atlantic U.S markets had net new order declines of 24, 132 and 28 units, respectively compared to the same period in 2007.

The 83.3% decrease in backlog contract values reflects a 77.2% decrease in backlog units combined with a 26.7% decrease in the average sales price of homes under contract to $548,000 in 2008 compared to $748,000 in 2007. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in most of our markets and an increase in our cancellation rate. Our cancellation rate on traditional homes for the three and nine months ended September 30, 2008 was approximately 22.7% and 43.6%, respectively, of contracts signed, compared to 44.4% and 34.7% for the same periods in 2007. Based on recent cancellation experience, we do not expect to completely deliver the 135 units in backlog at September 30, 2008.

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

Tower homebuilding

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$9,839	$(36,788)	$24,416	$39,326
Gross margin	$(253,632)	$(56,646)	$(285,777)	$(72,533)
Gross margin percentage	NM	NM	NM	NM
Net new orders (units)	6	(81)	(44)	(145)
Contract values of new orders, net	$(2,163)	$(79,494)	$(119,325)	$(136,836)
Average selling price per new order	NM	NM	NM	NM
Towers under construction recognizing revenue during the nine months ended September 30, 2008 and 2007, respectively	1	11

NM- Data not meaningful

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tower revenues were favorably impacted by $2.4 million and $10.7 million in forfeited deposits for the three and nine month periods ended September 30, 2008 compared to $7.2 million and $17.6 million for the same periods in 2007. The significant reduction of towers under construction recognizing revenue during the nine months ended September 30, 2008 as compared to the same period in 2007, and the reversal of revenue due to tower unit defaults contributed to the decline in revenues. One tower was under construction and recognizing revenue for the nine months ended September 30, 2008 compared to 11 towers for the same period last year. During the three months ended September 30, 2008, we recorded 26 defaulted contracts that resulted in the reversal of approximately $30.1 million in revenue compared to 89 defaulted contracts and the reversal of $88.9 million in revenue in the same period of 2007. During the nine months ended September 30, 2008, we recorded 101 defaulted contracts that resulted in the reversal of approximately $114.8 million in revenue compared to 176 defaulted contracts and the reversal of $180.5 million in revenue in the same period of 2007. In addition, during the three and nine months ended September 30, 2008, we recorded 1 and 107 defaulted contracts, respectively related to one of our tower projects in Florida. These defaults did not impact our tower revenue or gross margin since we had previously ceased using percentage-of-completion accounting during the fourth quarter of 2007. The nine months ended September 30, 2008, was affected by the rescission of 24 contracts at The Watermark in connection with the previously disclosed agreement with the State of New Jersey Department of Community Affairs. The impact was a reversal of approximately $27.0 million of revenue and $4.2 million of gross margin, plus the return of approximately $5.2 million in deposits. During the three months ended September 30, 2008, we recorded revenue of approximately $36.2 million in connection with the closing of 40 units from our inventory of completed and unsold tower units. During the nine months ended September 30, 2008, we recorded revenue of approximately $143.6 million in connection with the closing of 167 units from our inventory of completed and unsold tower units.

For the three months ended September 30, 2008, tower gross margin was impacted by $259.7 million of land option abandonment charges and asset impairment losses. In addition, for the three months ended September 30, 2008, gross margin was negatively impacted by approximately $3.7 million in costs associated with the hotel operations of our tower segment.

All towers under construction were completed at June 30, 2008. For the quarter ended September 30, 2007, tower gross margin was impacted by several changes in estimated revenues and costs, including (1) a $23.7 million increase to the contracts receivable default reserve that was required to absorb the effect of the 89 defaulted contracts and to update the balance of the reserve to reflect expected future defaults, (2) a $1.5 million increase in interest costs associated with increased tower construction cycle times, (3) a $413,000 increase in insurance costs, (4) a $11.0 million increase in tower construction costs, incentives and sales discounts and other costs and, (5) impairment losses of approximately $31.1 million related to certain completed tower units. The changes in estimates of tower construction costs are accounted for on a cumulative basis in the period that the change occurs.

The following table presents tower homebuilding impairment and land option abandonment charges by geographic location:

	For the three months ended September 30,		For the nine months ended September 30,
Inventory valuation adjustments	2008	2007	2008	2007
Tower homebuilding:
Florida	$198,280	$31,062	$202,549	$49,560
Northeast	38,111	—	48,629	—
Mid-Atlantic	17,247	—	17,247	—

Total	$253,638	$31,062	$268,425	$49,560

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	For the three months ended September 30,		For the nine months ended September 30,
Deposits and other related costs	2008	2007	2008	2007
Tower homebuilding:
Florida	—	—	$(87)	—
Northeast	6,056	—	13,175	—
Mid-Atlantic	—	—	—	—

Total	$6,056	$—	$13,088	$—

For the three months ended September 30, 2008, we recorded 36 gross new orders with a contract value of approximately $32.0 million offset by defaults and cancellations of 30 contracts with a contract value of approximately $34.1 million. Included in the 30 cancellations and defaults was 1 default, with a contract value of approximately $1.4 million, related to one of our tower projects in Florida. For the quarter ended September 30, 2007, we recorded 8 gross new orders with a contract value of approximately $9.4 million offset by defaults and cancellations of 89 contracts with a contract value of approximately $88.9 million. For the nine months ended September 30, 2008, we recorded 220 gross new orders with a contract value of approximately $188.0 million offset by the defaults and cancellations of 264 contracts with a contract value of approximately $307.4 million. Included in the 264 cancellations and defaults were 107 defaults, with contract values of approximately $132.7 million, related to one of our tower projects in Florida. For the nine months ended September 30, 2007, we recorded 31 gross new orders with a contract value of approximately $43.7 million offset by defaults and cancellations of 176 contracts with a contract value of approximately $180.5 million.

Real estate services

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$19,237	$20,808	$58,740	$73,808
Gross margin	541	194	2,111	4,768
Gross margin percentage	2.8%	0.9%	3.6%	6.5%

Real estate services revenues for the three and nine months ended September 30, 2008, including real estate brokerage and title operations, decreased 7.6% and 20.4%, respectively.

During the three months ended September 30, 2008, Prudential Florida WCI Realty brokerage transaction volume increased 17.1% to 1790 closings from 1529 closings in the third quarter of 2007 and increased 2.1% to 5096 closings from 4993 closings for the nine month period ended September 30, 2008. The increase in gross margin percentage for the three months ended September 30, 2008, was primarily due to the reduced overhead contributed by the title operations. The decrease in gross margin percentage for the nine months ended September 30, 2008 was primarily due to the decrease in revenue without a proportional decease in fixed overhead cost associated with Prudential Florida WCI Realty partially offset by the reduced overhead contributed by the title operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other revenues and cost and sales

Amenity membership and operations

	For three months ended September 30,		For nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$13,315	$17,459	$54,377	$58,477
Gross margin	(11,214)	(1,636)	(9,161)	(1,370)
Gross margin percentage	(84.2%)	(9.4%)	(16.8%)	(2.3%)

Total amenity membership and operations revenue decreased 23.7% and 7.0% for the three and nine moths ended September 30, 2008. For the three and nine months ended September 30, 2008, we recorded $10.2 million of impairment losses related to our investments in equity club memberships. For the three and nine months ended September 30, 2007, the company recognized $2.1 million of previously deferred revenue related to slip sales at one of our marinas in Florida. In April 2007, we sold a non-golf recreational facility for $47.5 million (excluding closing costs) and recorded a pre-tax gain of approximately $20.1 million. The gain from the sale and the operations has been reflected as discontinued operations in the statements of income. Amenity gross margins continue to be adversely affected by deficits associated with new amenity operations and slow absorption of membership sales.

Land sales

	For three months ended September 30,		For nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Revenues	$38	$5,337	$79,458	$17,934
Gross margin	(8,837)	4,661	(2,814)	10,528
Gross margin percentage	NM	87.3%	(3.5%)	58.7%

NM- Data not meaningful

We had no land sales for the three months ended September 30, 2008. In May 2008, we sold a residential project that resulted in revenue of approximately $79.4 million with gross margin of $6.1. For the nine months ended September 30, 2007 we sold 8 commercial parcels for $17.9 million in revenue with a gross margin of 58.7%. For the three and nine months ended September 30, 2008, we recorded $8.8 million of impairment losses on certain land parcels. Land sales are ancillary to our overall operations and are expected to continue in the future, but may significantly fluctuate.

Other Revenues and Costs of Sales

Other revenues and cost of sales includes our property management operations which are an ancillary business primarily providing management services to our communities and other miscellaneous revenues and costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income and expense

	For three months ended September 30,		For nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Equity in losses (earnings) from joint ventures	$(59)	$52	$(160)	$(443)
Other expense (income)	18,902	3,778	19,258	(2,467)
Impairment of investment in joint ventures	4,470	—	4,470	—
Impairment of property and equipment	32,331	—	32,331	—
Restructuring costs	17,772	—	17,772	—
Selling, general and administrative expense, including real estate taxes	26,611	44,598	101,851	141,338
Interest expense, net	26,867	22,365	89,031	57,000

Other expense (income) for the three and nine months ended September 30, 2008 includes interest income on mortgage notes, customer deposits and other non-operating fee income and expenses, respectively.

Included in other expense (income) for the three and nine months ended September 30, 2008 is approximately $14.2 million of expense related to the write-off of minority interest losses related to a consolidated joint venture in which the company is funding 100% of the operations. Also included in other expense is $4.5 million for the write-off of capitalized costs related to our unsuccessful debt restructuring efforts prior to our filing petitions for reorganization relief.

During 2007, we removed the cash flow hedge designation related to an interest rate swap agreement as the result of our bank facility modifications and we are no longer applying hedge accounting. The non-cash mark-to-market resulted in a $338,000 loss for the three months ended September 30, 2008 and a $929,000 loss for the nine months ended September 30, 2008. The losses are included in other expense (income). In addition, due to our filing of petitions under Chapter 11 of the Bankruptcy Code, the interest rate swap agreement was terminated by the counterparty and the fair value on the termination date became due and payable as a secured obligation to the counterparty. We incurred $17.8 million of restructuring costs for the three and nine months ended September 30, 2008 associated with our reorganization under Chapter 11.

During the three and nine months ended September 30, 2008, we recorded $32.3 million of asset impairment losses related to certain recreational amenities owned and operated by us and classified as property and equipment.

Selling, general and administrative expenses, (SG&A) including real estate taxes, decreased 40.3% to $26.6 million and 27.9% to $101.9 million for the three and nine months ended September 30, 2008, respectively. General and administrative costs decreased 67.2% and 41.0% for the respective periods due to cost reductions in salaries and benefits as compared to the same periods in 2007, and the non-recurring costs incurred in 2007 related to our engagement of Goldman, Sachs & Co. as our financial advisor to assist us in a thorough review of the Company’s business plans, capital structure and growth prospects, with the objective of enhancing the Company’s value for all of our shareholders. Sales and marketing expenditures decreased 37.4% and 28.8% during the three and nine month period ended September 30, 2008, respectively, primarily due to the reduction in advertising expenditures and sales office overhead reductions.

Interest incurred decreased 32.6% and 11.9% for the three and nine months ended September 30, 2008. Interest capitalized decreased 94.1% and 77.1% for the three and nine months ended September 30, 2008, respectively, primarily due to the decrease in real estate inventories under development in each period. As of the filing of the petitions for reorganization, we discontinued accruing interest on pre-petition unsecured debt obligations. Contractual interest for the three and nine months ended September 30, 2008 equaled $34.6 million and $104.0 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by our Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors’ Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others whom we may conduct or seek to conduct business.

Significant Liquidity Events

The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

Debtor-in-Possession Financing

On September 24, 2008, pursuant to authorization from the Delaware Bankruptcy Court, the Company entered into a $150 million Debtor-In-Possession Credit Agreement (the “DIP Agreement”) with a syndicate of lenders, some of which were lenders under the Company’s pre-petition secured debt facilities, led by Wachovia Bank, National Association, acting as administrative agent, and Bank of America, N.A. acting as collateral agent. The Court also granted the Company final authority to continue using its on-hand cash collateral during the Chapter 11 case. The DIP Credit Agreement includes an $80 million term loan and a $70 million revolving credit facility (collectively, the “DIP Loans”). The $80 million term loan was a required borrowing on the closing date, approximately $50 million of which was used to repay the outstanding balance under the Company’s Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of September 22, 2005 (the “Pre-Petition Tower Facility”) with the remainder to be used for general corporate purposes. Availability of funds under the revolving credit facility is subject to a limitation on the amount of cash and cash equivalents held by the Company. The Company may also request the issuance of up to $25 million in letters of credit. As part of the order, the Company granted the prepetition agents and the lenders various forms of protection, including liens and administrative claims to protect against the diminution of the collateral value to the extent provided in the final order approving the DIP Agreement. The DIP Agreement initially matures on September 24, 2009, subject to a six-month extension period. Borrowings under the DIP Agreement bear interest at the Eurodollar Rate plus 6.0% or an index base rate plus 5.0%.

The Company’s obligations under the DIP Agreement are guaranteed by substantially all of our subsidiaries (the “Guarantors”). The Company is required to make certain mandatory repayments under the DIP Agreement in the event it sells certain assets, including bulk unit sales, subject to certain exceptions. Certain mandatory repayments may permanently reduce the original borrowing capacity, as further defined in the DIP Agreement.

The DIP Agreement and the related guarantees are secured by first priority liens on substantially all of the Company’s and the Guarantors’ assets. The DIP Agreement includes certain covenants that impose substantial restrictions on the Company’s and the Guarantors’ financial and business operations, including the ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. In addition, the Company is required to maintain an Appraised Value Ratio, as defined, of not less than 1.26 to 1.0, and to meet certain monthly cash flow variance tests. At December 31, 2008, we were in compliance with these covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Sources and Uses of Cash

Cash and cash equivalents totaled $107.3 million at September 30, 2008 and $188.8 million at December 31, 2007. Restricted cash totaled $17.7 million at September 30, 2008 and $20.3 million at December 31, 2007.

Cash provided by operating activities

For the nine months ended September 30, 2008, cash provided by operating activities totaled $245.0 million, which includes the following significant items:

•	A net loss of $761.2 million, which includes asset impairment losses and land acquisition termination costs of $548.5 million.

•	A decrease in contracts receivable of $348.0 million due to cash collections, combined with contract defaults and cancellations.

•	A decrease of $169.7 million in real estate inventories primarily due to closings of homes and land parcels.

•	A $62.3 million income tax refund.

Cash used in investing activities

For the nine months ended September 30, 2008, cash used in investing activities totaled $2.6 million, which was comprised of a net $2.5 million increase in property and equipment.

Cash used in financing activities

For the nine months ended September 30, 2008, cash used in financing activities totaled $324.0 million and includes the following significant items:

•	Combined net repayments of $383.1 million on our revolving credit facility, term note, and other mortgages and notes payable.

•	During the September 2008 quarter and in conjunction with our Chapter 11 filing, we obtained Debtor-in-Possession financing including proceeds of approximately $80 million from the Term Loan portion.

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

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships in the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. At September 30, 2008, one of our unconsolidated joint ventures had obtained third party financing of $20.5 million, of which $9.1 million is outstanding. Under the terms of the agreement, we provide a joint and several guarantee up to 60% of the principal amount outstanding. Although the majority of our unconsolidated partnership and joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of September 30, 2008, we currently have no remaining active land or lot option purchase contracts.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At September 30, 2008, we had approximately $37.1 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $83.9 million at September 30, 2008, are typically outstanding over a period of approximately one to five years. Our estimated exposure on the outstanding surety bonds are approximately $50.1 million based on development remaining to be completed.

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

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2008, other than for impairments as updated below, as compared to those fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

•

Current or Future Communities, including land under contract. When the profitability of a current community deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the asset’s carrying value, the asset is written down to its estimated current fair value. Such indicators include gross margin or sales pace significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. We also consider potential changes to the product offerings in a community, including changes to the community amenities, and any alternative strategies for the land, such as the sale of the land either in whole or in parcels or lots. We determine estimated current fair value primarily by discounting the estimated future cash flow related to the asset. In estimating the cash flow for a community, we use various estimates such as (a) the expected annual sales pace to absorb the planned number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the community is located, competition within the market, and historical sales rates of the community or similar communities owned by us or historical sales rates of similar product offerings in the market; (b) the expected net sales prices in the short-term based upon current pricing estimates, as well as estimated increases in future sales prices based upon historical sales prices in the community or in similar communities owned by us or historical sales prices of similar product offerings in the market; (c) the expected costs to be expended in the future, including, but not limited to, land and land development, home construction, construction overhead, sales and marketing, real estate taxes, community association costs, and interest costs expected to be capitalized. In certain circumstances we utilize third party appraisals to assist us in determining estimated fair values. We evaluate land held for future communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. The evaluation involves the same types of estimates described above as well as an evaluation of the regulatory environment in which the land is located and the estimated costs and probability of obtaining the necessary approvals. Based upon this review, we decide (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as previously planned or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized are recoverable or should be written off.

Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flows. The discount rate used in determining each community’s fair value depends on the stage of development, location and other specific factors that increase or decrease the risks associated with the estimated cash flows. The discount rates that we used during the periods in 2006-2007 in the determination of fair values ranged from 12%-18%. The discount rates that we used during the three and nine months ended September 30, 2008 in the determination of fair values ranged from 20%-22%.

•

Property and Equipment. Included in our property and equipment are recreational amenity assets that are considered held and used. With respect to these assets, if events or changes in circumstances, such as a significant decline in membership or membership pricing, significant increases in operating costs, or changes in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Our analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows, such as the sale of the asset. These cash flows are estimated based on various assumptions that are subject to economic and market uncertainties including, among others, demand for golf and marina club memberships, competition within the market, changes in membership pricing and costs to operate each property. If the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. We estimate the fair value by using discounted cash flow analysis using concepts similar to the ones discussed above. In certain circumstances we utilize third party appraisals to assist us in determining estimated fair values.

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

Completed Inventory. When the profitability of our completed traditional homes and tower units deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the assets, we further estimate the assets’ fair values. Such assets are considered held for sale and the assets’ fair values are determined primarily by discounting the estimated future cash flows related to the asset. In estimating the cash flows for completed homes and tower units, we use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the specific community or the estimated impact of our pricing reductions and sales incentives; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated increases in future sales prices based upon historical sales prices of the units within the specific community or in similar communities owned by us or historical sales prices of similar product offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. The discount rates that we used during the periods in 2006-2007 in the determination of fair values ranged from 8%-12%. The discount rates that we used during the three and nine months ended September 30, 2008 in the determination of fair values ranged from 15%-18%.

Investments in Amenities. When the underlying recreational amenity is substantially complete and available for its intended use, we consider the asset held for sale. When the profitability of our equity club membership sales deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the recreational amenity assets, the assets’ fair values are determined primarily by discounting the estimated future cash flows specifically related to membership sales and asset development expenditures. In estimating the cash flows, we use various estimates such as (a) sales pace to absorb the number of memberships based upon economic conditions that may have either a short-term or long-term impact on the market in which the assets are located, competition within the market, historical sales rates of the memberships for the specific amenity or the estimated impact of our pricing reductions and sales incentives; (b) net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the memberships for the specific recreational amenity or in similar recreational amenities owned by us or historical sales prices of similar membership offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the memberships and related estimated cash flows. The discount rates that we used during the periods 2006-2007 in the determination of fair values ranged from 10%-14%. The discount rates that we used during the three and nine months ended September 30, 2008 in the determination of fair values ranged from 15%-18%.

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

We utilize fixed and variable rate debt. Changes in interest rates on fixed rate debt generally affect the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally do not impact the fair market value of the instrument but does affect our earnings and cash flow. We are exposed to market risk primarily due to fluctuations in interest rates on our variable rate debt. Effective December 23, 2005 we hedged a portion of our exposure to changes in interest rates by entering into an interest swap agreement to lock in a fixed interest rate. The swap agreement effectively fixed the variable rate cash flows on our $300.0 million of variable rate senior term note and expires December 2010. On August 17, 2007, we amended the senior term note agreement, which required us to reduce the balance to $262.5 million and increased the interest rate. As a result, the underlying terms of the interest swap agreement no longer effectively matched the terms of the senior term note and we removed the designation of the swap agreement as a cash flow hedge. Subsequent changes in the fair value of the swap agreement are reflected in other income and expense in the consolidated statements of income. Due to our filing of petitions under Chapter 11 of the Bankruptcy Code, the interest rate swap agreement was terminated by the counterparty and the fair value on the termination date became due and payable as a secured obligation to the counterparty. At September 30, 2008, the fair value of the swap agreement of ($10.6) million is reflected in other liabilities in the consolidated balance sheet.

Our Annual Report on Form 10-K for the year ended December 31, 2007 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.”

The Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our pre-petition debt obligations became immediately payable and have been reflected as such in the following table. We believe any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings. Due to the filing of Chapter 11 petitions, we are unable to obtain or estimate a reasonable fair market value of our debt obligations (dollars in millions).

	2008	2009	2010	2011	2011	Thereafter	FMV at 9/30/08
Debt:
Fixed rate (4%)	$125.0
Fixed rate (9.1%)	$200.0
Fixed rate (7.9%)	$125.0
Fixed rate (6.6%)	$200.0
Fixed rate (7.25%)	$100.0
Fixed rate (7.5%)	$65.0
Fixed rate (7%)	$1.8
Variable rate Credit Facility ( 9.2% at 9-30-08)	$498.9
Variable rate Senior Term Note (9.2% at 9-30-08)	$224.8
Variable rate Debtor-in Possession Term Note (10% at 9-30-08)	$—	$80.0

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective solely due to our failure to file our Form 10-Q on a timely basis. This failure was the result of our Chapter 11 bankruptcy process and our reorganization plans which have required substantial effort from our limited finance, accounting and management personnel. We continue to apply controls and procedures consistent with prior periods. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31(a) and 31(b) to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

During the three months ended September 30, 2008, we made the following change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting:

•

Our Chapter 11 proceedings have had a significant impact on our business processes and internal control over financial reporting related to the proper separation and payment of pre-petition and post-petition obligations and the preparation of unaudited consolidated financial statements reflecting the accounting required for the restructuring activities and reorganization expenses resulting from the Chapter 11 proceedings. Management continues to take actions necessary to address the resources, processes and controls related to these restructuring activities, while maintaining controls over routine daily operations.

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

The Company believes that drywall manufactured in China was installed in certain portions of some homes that were built and sold by the Company prior to the commencement of the Chapter 11 cases. The Company is aware of and has reviewed reports alleging that some Chinese drywall products may emit an odor and/or correlate with certain other issues. The Company has not formed a view regarding the validity of all of these reports. The Company cannot determine with certainty the number of homes that may have Chinese drywall, the content of any such drywall, or the Chinese drywall concentration in the homes where the product was installed, since the source of the drywall varied and its use by the Company was intermittent.

As a consequence of the Company’s Chapter 11 filing on August 4, 2008, the Company believes that any issues or claims that may relate to Chinese drywall constitute pre-petition claims that are subject to treatment and discharge in the Company’s Chapter 11 plan. Nevertheless, the Company is currently addressing a handful of active claims that it believes are covered by the Company’s homeowner warranty program. In addition, the Company has established an $11 million reserve for homes with one or more air conditioning coil replacements, which may or may not be related to the Chinese drywall.

The Company is also seeking Court permission to implement an alternate dispute resolution procedure to liquidate certain pre-petition claims, including any claims relating to Chinese drywall and to permit recovery from responsible third parties. Based on information currently available to the Company, we do not believe these claims will have a material adverse effect on our financial condition or resulting operations. The bar date for filing such claims with the Bankruptcy Court is February 2, 2009.

Item 1A.	Risk Factors

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2007 Form 10-K.

Risk Factors Specifically Related to our Current Reorganization Cases Under Chapter 11 of the U.S. Bankruptcy Code.

Our cash collateral order includes operating budgets and financial covenants that limit our operating flexibility.

The cash collateral order requires us to maintain certain financial budgets and covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include, among other things, restrictions on our ability to:

•	incur indebtedness;

•	incur liens and enter sale/leaseback transactions except for model homes subject to certain limitations;

•	make or own investments;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	consolidate, merge, and sell all or substantially all of our assets;

•	issue guarantees of debt;

•	agree to amendment or modification to our organizational documents;

•	incur or create claims; and

•	make additional payments on pre-petition indebtedness.

Subject to the provisions of the cash collateral order, we are authorized to use the cash collateral in a manner that is not materially inconsistent with the budgets. Modifications to the budgets may be made subject to approval.

We May Not Succeed In Our Attempts To Improve Our Cost Structure.

We may have difficulty in generating cost savings and operational improvements in the future and in adapting our cost structure, adequately to adjust for significant changes in home sales, and to offset price reductions and increases in raw material or labor costs. Price reductions are often required pursuant to remain competitive with our peers and are sometimes necessary to win additional business. In addition, our cost structure may be adversely affected by changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the development of residential communities, the cost thereof or applicable tax rates, or affect the cost of legal and regulatory compliance or the cost of financing.

We May Suffer Future Asset Impairment And Other Restructuring Charges, Including Write Downs of Goodwill Or Assets.

From time to time in the past, we have recorded asset impairment losses related to specific residential communities. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that asset. During 2007 and 2008, we recorded substantial long-lived asset impairment losses. In light of the shifting nature of the competitive environment in which we operate, it is possible that we will incur similar losses and charges in the future, and those losses and charges may be significant.

The Cyclical Nature Of Home Sales And Construction Can Adversely Affect Our Business.

Our business is directly related to homes construction and sales. Home sales and construction are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences as well as changes in interest rate levels and consumer confidence. The current economic decline has resulted in a reduction in home sales which will continue to have a material adverse effect on our business, results of operations and financial condition.

If We Are Unable To Successfully Reorganize Our Capital Structure And Operations And Implement Our

Reorganization Plan Through the Chapter 11 Process, The Debtors May Be Required To Liquidate Their Assets.

Commencing August 4, 2008, the Company and certain of our subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. At that time, risks that the Company faced related to the Chapter II filings included, but were not limited to, the following:

•	The prospect that the Chapter 11 cases might adversely affect our business prospects and/or our ability to operate during the reorganization cases.

•	We might have had difficulty continuing to obtain and maintain contracts necessary to continue our operations at affordable rates with competitive terms.

•	We might have had difficulty maintaining existing customer relationships.

•	We might not have been able to further diversify our customer base and maintain our customer base in our non-Debtor entities, both during and assuming successful emergence from Chapter 11.

•

Because Debtor entity transactions outside the ordinary course of business are subject to the prior approval of the Court, our ability to respond timely to certain events or take advantage of certain opportunities might have been limited.

•	The Debtors might not have been able to obtain Court approval or such approval might have been delayed with respect to motions made in the Chapter 11 cases.

•	We might have been unable to retain and motivate key executives and associates through the process of reorganization, and we might have had difficulty attracting new employees.

•	We might have had difficulty selling non-core assets in a timely manner due to customer concerns.

•

There was no assurance as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations. We might have been unable to operate pursuant to the terms of our DIP Credit Facility, including the financial covenants and restrictions contained therein, or to negotiate and obtain necessary approvals, amendments, waivers, extensions or other types of modifications, and to otherwise fund and execute our business plans during the Chapter 11 cases. Failure to continue to operate pursuant to the terms of the DIP Credit Facility would have materially adversely impacted our business, financial condition and operating results by severely restricting our liquidity.

Even assuming a successful emergence from Chapter 11, there can be no assurance as to the overall long-term viability of our operational reorganization, including our ability to generate sufficient cash to support our operating needs, fulfill our objectives without incurring substantial indebtedness that will hinder our ability to compete, adapt to market changes and grow our business in the future.

In addition, the uncertainty regarding the eventual outcome of our reorganization, and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going-concern basis is dependent upon, among other things, implementation of the reorganization plan and the transactions contemplated thereby, maintaining the support of key vendors and customers, and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control.

We May Lose or Fail To Attract and Retain Key Salaried Employees and Management Personnel.

An important aspect of our competitiveness is our ability to attract and retain key salaried employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, and could be adversely affected by our recent financial performance.

Item 3.	Defaults Upon Senior Securities

As a result of our filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, we are in default on substantially all of our debt obligations other than our post-petition financing.

Item 6.	Exhibits

(a)	Exhibits

3.1	Form of Second Restated Certificate of Incorporation of WCI Communities, Inc. (1)

3.2	Form of Third Amended and Restated By-laws of WCI Communities, Inc. (1)

10.1	Debtor-in-Possession Credit Agreement dated as of September 24, 2008 among WCI Communities, Inc. as Borrower, certain direct and indirect subsidiaries of the Borrower as Debtor Guarantors, certain other direct or indirect subsidiaries of the Borrower as Non-Debtor Guarantors and Wachovia Bank, N.A., as administrative agent and lender (*)

31.1	Rule 13a-14(a) certification by David Fry, President and Interim Chief Executive Officer. (*)

31.2	Rule 13a-14(a) certification by Russell Devendorf, Senior Vice President and Chief Financial Officer. (*)

32.1	Section 1350 certification by David Fry, President and Interim Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Section 1350 certification by Russell Devendorf, Senior Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*)

*	Filed herewith.

(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K filed on May 24, 2005 (Commission File No. 1-31255)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WCI COMMUNITIES, INC.

Date:	January 28, 2009	/s/ RUSSELL DEVENDORF
Russell Devendorf
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)