Form 10-K
period 2008-12-31
WCI COMMUNITIES INC
filed 2009-05-08
CIK 1137778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock (par value $.01) *

(Title of class)

* Deregistered pursuant to a Form 15 filed on March 31, 2009

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2008, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $41,288,546.

As of March 31 2009, there were 42,243,652 shares of Common Stock outstanding.

Documents Incorporated by Reference

Certain information required to be included in Part III of this Form 10-K will be provided in accordance with General Instruction G(3).

WCI COMMUNITIES, INC.

i

PART I

ITEM 1.	BUSINESS

GENERAL

WCI Communities, Inc. (the Company, WCI or We), a Delaware corporation that was formed in August 1998 through predecessor companies, is a fully integrated homebuilding and real estate services company with over 50 years of experience in the design, construction and operation of leisure-oriented, amenity-rich master-planned communities. We began our operations in Florida through companies that principally focused on developing amenitized communities in the state. In the late 1990’s, we changed our business model to capture greater revenues and gross margins by becoming the principal homebuilder in most of our communities. In May 2004, we initiated homebuilding operations outside of Florida with the acquisition of Spectrum Communities, a developer and homebuilder based in the Northeast U.S. In February 2005, we acquired Renaissance Housing Corporation, a homebuilder and high-rise tower developer based in the Mid-Atlantic U.S. These acquisitions, which are fully integrated with our operations, established our position in the Northeast and Mid-Atlantic U.S. luxury residential markets and broadened our capabilities to take advantage of future opportunities in the mid- and high-rise urban residential market. When this report uses the words “we,” “us,” and “our,” these words refer to WCI Communities, Inc. and its subsidiaries, unless the context otherwise requires.

On August 4, 2008, WCI and 126 of its subsidiaries (excluding its Watermark real estate brokerage, our WCI Mortgage business and certain other joint ventures in which we are a partner) (the Debtors) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code (the Code) in the United States Bankruptcy Court for the District of Delaware in Wilmington, Case No. 08—11643 (KJC). The list of the Debtors and Tax Identification Numbers is located on the docket for Case No. 08-11643 (KJC) [Docket No. 64] and http://chapter11.epiqsystems.com/wcicommunities.

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

On September 24, 2008, pursuant to authorization from the Delaware Bankruptcy Court, the Company entered into a $150 million Debtor-In-Possession Credit Agreement (the DIP Agreement) with a syndicate of lenders, some of which were lenders under the Company’s pre-petition secured debt facilities, led by Wachovia Bank, N.A., acting as administrative agent, and Bank of America, N.A. acting as collateral agent. The Court also granted the Company final authority to continue using its on-hand cash collateral during the Chapter 11 case. The DIP Credit Agreement includes an $80 million term loan and a $70 million revolving credit facility (collectively, the DIP Loans). The $80 million term loan was a required borrowing on the closing date, approximately $50 million of which was used to repay the outstanding balance under the Company’s Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of September 22, 2005 (the Pre-Petition Tower Facility) with the remainder to be used for general corporate purposes. Availability of funds under the revolving credit facility is subject to a limitation on the amount of cash and cash equivalents held by the Company. The Company may also request the issuance of up to $25 million in letters of credit. As part of the order, the Company granted the prepetition agents and the lenders various forms of protection, including liens and administrative claims to protect against the diminution of the collateral value to the extent provided in the final order approving the DIP Agreement. The DIP Agreement initially matures on September 24, 2009, subject to a six-month extension period. Borrowings under the DIP Agreement bear interest at the Eurodollar Rate plus 6.0% or an index base rate plus 5.0%.

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

As of December 31, 2008, we have 54 locations where we are building or selling single- and multi-family homes or mid- and high-rise residential units. In total, we control approximately 12,000 acres of land.

Our principal business lines include single- and multi-family (traditional) homebuilding, mid- and high-rise (tower) homebuilding, and real estate services. We also develop and operate amenity facilities, sell selected land parcels, and enter into real estate joint ventures, generally within our communities. See the Notes to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding our business segments for each of the three years ended December 31, 2008.

BUSINESS STRATEGY

During the first quarter of 2009, the Company continued its cost reduction initiatives including a significant reduction of overhead, consolidation of operating divisions, closing of sales offices and rejection of leases/ contracts through the Bankruptcy Code, and further concentrated its efforts on selling speculative inventory and non-core assets.

In addition, due to the continuing deterioration of the housing industry nationally and in Florida in particular, and the challenging economic conditions and lack of visibility in the marketplace (including unpredictability in projecting pricing trends and housing recovery timeframes), the Company adopted a plan in early 2009 to currently suspend all new homebuilding construction activities except under limited circumstances, subject, however, to completion of existing homes under construction or subject to pending purchase contracts. This plan also contemplates the continuation of the sale of our speculative inventory and the ongoing maintenance of our communities, amenities operations and real estate services.

As part of the Company’s overall strategy to explore alternatives to emerge from bankruptcy in an expeditious manner, the Company also engaged its financial/restructuring advisor to assist with a comprehensive marketing process for the sale or reorganization of the Company, as well as the disposition of certain assets. The Company continues to explore strategic alternatives.

On March 31, 2009, the Company filed Form 15 with the Securities and Exchange Commission (the SEC) to deregister its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and suspended the Company’s reporting obligations under Sections 13(a) and 15(d) of the

Exchange Act. Upon the filing of Form 15, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended, except for its December 31, 2008 Form 10-K. The Company was eligible to file Form 15 because it recently determined that its common stock is held of record by less than 300 persons. The Form 15 also terminates the Company’s reporting obligation with respect to its notes. The Company plans to continue posting quarterly and annual financial information on its website.

HOMEBUILDING ACTIVITIES

The following discussion of homebuilding, tower and marketing activities was primarily how the company operated prior to it filing voluntary petitions under Chapter 11 of the code. The discussion of these activities should be read in conjunction with the discussion under Business Strategy appearing previously in this section.

Marketing and Sales

We believe our proprietary marketing systems and the depth of experience of our marketing group create an increased number of selling opportunities for us and enhance our marketing presence and brand recognition. Our marketing programs reach prospective purchasers, locally, nationally and internationally through advertisements placed in demographic specific periodicals and other media. We generally advertise in newspapers, magazines and on billboards. The Internet is an important resource we use in promoting and in providing information to our customers. A visitor to our website, http://www.wcicommunities.com, can obtain detailed information regarding our communities and residences.

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

We use a wide range of sales incentives in order to attract traditional and tower residence buyers and have been using these incentives increasingly in the continuing difficult economic market conditions. These incentives are an important aspect of our sales and marketing of homes, and we rely on them more heavily in promoting communities experiencing weaker demand or to promote the sale of completed unsold homes. Without the use of these marketing incentives and discounts, our ability to sell homes would be adversely impacted. Generally, these incentives fall into one of three categories: (1) cash discounts against the purchase price; (2) golf or sports club memberships, tangible merchandise such as automobiles, provided free or at a reduced price; and (3) payment of the buyer’s loan closing costs, travel related expenses, and/or certain future expenses for a limited time period such as ad valorem taxes or property owner’s association assessments. The use of incentives depends largely on local economic and competitive market conditions.

The purchaser will enter into a sales agreement and provide us with a refundable cash payment to reserve the traditional homebuilding or tower residential unit. The sales agreement typically involves a short rescission period, after which the agreement becomes binding on both parties and the deposit becomes partially or entirely non-refundable, subject to HUD regulations, if applicable. Historically, the non-refundable deposit requirements for traditional homes and for tower residences generally approximate 10% to 15% and 10% to 20%, respectively of the total purchase price. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their traditional homes. Most of our sales contracts stipulate that when customers cancel their contracts with us we have the right to retain their earnest money and option deposits; however, we sometimes choose to refund such deposits. Reported new orders include the number and value of contracts net of any cancellations occurring during the reporting period. Only outstanding sales agreements that have been signed by both the home purchaser and us are reported and included in backlog.

Traditional Homebuilding Backlog.    At December 31, 2008 and 2007, we had a backlog of signed contracts for 60 and 317 traditional home units, respectively, with sales values aggregating $38.2 million and $191.5 million, respectively. At March 31, 2009, we had a backlog of signed contracts for 62 units with sales values aggregating $34.9 million.

Tower Residences Backlog.    At December 31, 2008 and 2007, we had a backlog of signed contracts with sales values aggregating $13.3 million and $20.4 million, respectively. At March 31, 2009, we had a backlog of signed contracts for 22 units with sales values aggregating $13.3 million.

See Business Strategy above for a description of current suspension of new home construction activity.

Traditional homes

We design, sell and build traditional homes serving primary, second and retirement home buyers although, as discussed above, during the first quarter of 2009 we suspended new home construction activity pending market recovery. This suspension of new home construction activity does not impact the completion of homes under construction nor our continuing efforts to sell speculative home inventory. Our homes have ranged from approximately 1,000 square feet to over 6,000 square feet in living space. The average selling price per gross new order for the year ended December 31, 2008 was approximately $491,000. We build most of these homes within our master-planned communities, which often feature attractive amenities, including hotels, such as Ritz-Carlton, Hyatt, Regent International, and Starwood’s Luxury Collection. Many of our communities also include golf courses designed by Raymond Floyd, Peter Jacobson, Greg Norman and other notable golf course architects. We believe that this approach increases the value of our homes and communities and helps us attract affluent purchasers. Additionally, we sometimes sell selected lots directly to other builders and consumers for the design and construction of custom homes.

In addition to using model homes, we also build speculative homes. These speculative homes enhance our marketing and sales efforts to prospective homebuyers as well as to independent brokers, who often represent homebuyers requiring a completed home for immediate delivery. We typically sell our speculative homes while they are under construction or immediately following completion. Our unsold completed single- and multi-family homes at December 31, 2008 were 234 units compared to 477 units at December 31, 2007.

Construction.    We typically act as the general contractor in the construction of our residences. Our employees provide purchasing and quality assurance for, and construction management of, the homes we build, while the material and labor components of our houses are provided by subcontractors. We typically do not maintain significant inventories of construction materials, except for work in progress materials for homes under construction. We compete with other homebuilders for qualified subcontractors, raw materials and lots in the markets where we operate. We employ construction managers to monitor homes under construction, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. Depending upon the size and complexity of a home’s design, the weather, and the availability of labor, materials and supplies, our construction time ranges from about 4 to 12 months for our single- and multi-family homes.

Tower residences

We design, sell and build luxury residential towers and condominium hotels targeted to primary and affluent, leisure-oriented home purchasers. Residences available for sale in our towers have ranged in size from approximately 500 square feet to over 11,000 square feet in living space. The average selling price per gross new order for a tower unit in 2008 was approximately $833,000. Due to the continuing difficult market conditions, we did not commence constructing any towers in 2008 and have no towers under construction going into 2009.

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

REAL ESTATE SERVICES

Realty brokerage

We have a franchise agreement with Prudential Real Estates Affiliates, Inc. that gives us the exclusive right to provide residential brokerage services as Prudential Florida Realty in seven geographic areas across nine counties in Florida and commercial brokerage services in Naples, Florida. The exclusive franchise areas are in Lee, Collier, Martin, Palm Beach, Broward, Charlotte, and Dade Counties and in portions of Hillsborough and Manatee Counties. As consideration under the agreement, we pay Prudential a royalty based on gross commission revenue on a monthly basis. Additionally, through a separate subsidiary, we provide new home and certain resale brokerage services. As of December 31, 2008, our realty brokerage operations had 43 offices and approximately 1,745 sales agents.

Title insurance/Other insurance

We provide title insurance and closing services through WCI Title which underwrites its policies on behalf of large national title insurers and derives its revenues from commissions on title insurance premiums and closing services provided to our customers, third party residential closings and commercial closings. In addition to the foregoing, WCI Title, d/b/a Florida Homes & General Lines Insurance (FHGLI), provides quotes for homeowners and other general lines of insurance from various insurers and if such insurance is purchased by a homeowner, FHGLI is entitled to a commission from the applicable market’s general agency, which is paid from the premium paid by the purchaser.

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

AMENITY MEMBERSHIP AND OPERATIONS

Our recreational amenities, including golf courses with clubhouses, fitness, tennis and recreational facilities, guest lodging, marinas and a variety of restaurants, are central to our mission to deliver high quality residential lifestyles. Amenities at our communities are owned by either community residents or non-residents in equity membership programs, unaffiliated third parties, or retained by us. As we plan the development of new communities, the ownership of the amenities is structured to cater to the preferences and expectations of community residents.

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

OTHER INVESTMENTS

We selectively enter into business relationships through partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, timeshare, amenities, and/or real estate services projects. As of December 31, 2008, we participated in 10 real estate joint ventures, including 6 that are consolidated in our financial statements. We may be required to make additional cash contributions to the partnerships and joint ventures pursuant to agreements. In the first quarter of 2009, we exited two joint ventures, Ocala 623 Land Development LLC and Renaissance at Woodlands LLC. See footnotes to the consolidated financial statements for further details.

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

The majority of the land we acquire typically includes all necessary entitlements (e.g. zoning, master development plan approvals and environmental impact approvals) so that we have the right to begin development or construction. In certain circumstances, we will purchase land without all necessary entitlements where we identify an opportunity to build on the property in a manner consistent with our strategy. Although entitlements are typically obtained prior to the acquisition of land, we are usually required to obtain other governmental approvals and permits during the course of land development and construction of residences.

Our land purchase agreements are typically subject to a number of conditions including, but not limited to, our ability to obtain necessary governmental approvals. If all governmental approvals are not obtained prior to a pre-determined contractual deadline, we may extend the deadline or cancel the contract and our initial deposit will be returned to us. In addition, we typically have the right to cancel any of our agreements and forfeit our deposit. In such instances, we are generally unable to recover any pre-development costs.

We also enter into lot option contracts, in which we obtain the right, but generally not the obligation, to buy lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned land development. Our option contracts are generally non-recourse, which limits our financial exposure to our money deposited with sellers. This enables us to control lot positions with minimal capital investment, which substantially reduces the risks associated with land ownership and development. Although we purchase and develop land primarily to support our homebuilding activities, we also sell lots and land to other developers and homebuilders.

During 2008 and continuing through the first quarter of 2009, due to the unfavorable condition of the residential real estate market, we did not enter into any new land and lot contracts. In addition, we re-evaluated our land and lots under contract considering the significant changes in economic and market conditions. For the year ended December 31, 2008, we recorded write-offs of approximately $16.3 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination of land and lot option contracts. As of December 31, 2008, we had no remaining active land or lot option purchase contracts.

OUR COMMUNITIES

The following table sets forth summary information about our communities, including remaining acres, remaining entitled units and remaining number of tower sites.

Our communities

As of December 31, 2008

Region	Number of communities (8)	Approximate remaining acres	Approximate remaining entitled units (9)	Number of remaining tower sites (10)
Florida
East Coast (1)	19	3,700	7,100	8
West Coast (2)	13	6,900	14,300	38
New York (3)	5	600	400	—
New Jersey (4)	1	—	100	—
Connecticut (5)	1	300	1,200	—
Virginia (6)	13	200	400	1
Maryland (7)	2	—	200	1

Total	54	11,700	23,700	48

(1)	Florida: East Coast—Fort Lauderdale, Miami Beach, West Palm Beach, Palm Coast, Daytona Beach and Jacksonville;
(2)	Florida: West Coast—Naples, Marco Island, Fort Myers, Sarasota/Bradenton/Venice, Tampa, Ocala and Pensacola;
(3)	New York—Dutchess, Rockland, Suffolk and Westchester counties;
(4)	New Jersey—Hudson County;
(5)	Connecticut—Fairfield County;
(6)	Virginia—Arlington, Fairfax and Loudon counties; and
(7)	Maryland—Howard and Prince Georges counties.
(8)	Includes communities where we are building or selling traditional homes or residential tower units.
(9)	Entitlement is the approval to develop the property for the specific planned use under state and local planning laws. The number of entitled units shown in the table above represents the maximum number of units expected to be allowed under such approvals. Units are comprised of single- and multi-family homes as well as mid- and high-rise residences.
(10)	Excludes 15 completed towers where we offer finished units for sale.

EMPLOYEES

As of December 31, 2008, we had approximately 1,450 employees, of which approximately 1,070 were amenities and real estate services employees. As of March 31, 2009, we had approximately 1,250 employees, of which approximately 960 were amenities and real estate services employees.

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

COMPETITION

The homebuilding industry and real estate development is highly competitive and we compete against numerous developers and others in the real estate business in and near the areas where our communities are located. We, therefore, may be competing for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources. Competition generally may increase the bargaining power of property owners seeking to sell, and industry competition may be increased by future consolidation in the real estate development industry. Due to the continuing deterioration of the housing markets, we are increasingly competing with foreclosed homes and “short sale” transactions.

REGULATORY AND ENVIRONMENTAL MATTERS

Our operations are subject to Federal, State and local laws and regulations. In particular, development of property is subject to comprehensive Federal and State environmental legislation. This regulatory framework, in general, encompasses areas like traffic considerations, availability of municipal services, use of natural resources, impact of growth, utility services, conformity with local and regional plans, together with a number of other safety and health regulations. Permits and approvals mandated by regulation for development of any magnitude are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed. Such permits, once expired, may or may not be renewed and development for which the permit is required may not be completed if such renewal is not granted. These requirements have a direct bearing on our ability to further develop communities. Our mortgage activities and the activity of title insurance agencies must also comply with various Federal and State laws, consumer credit rules and regulations and other rules and regulations unique to such activities. In particular, we have been impacted by the new Fannie Mae guidelines applicable to Florida condominiums. See “Risk Associated with Fannie Mae Requirements for Attached Condominium Projects in Florida” in Risk Factors section below. Although we believe that our operations are in full compliance in all material respects with applicable federal, state and local requirements, our operations may be materially impacted and our growth and development opportunities may be limited and more costly as a result of legislative, regulatory or municipal requirements.

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

AVAILABLE INFORMATION

As we noted under “Business Strategy” above, the Company’s reporting obligations under Section 13 (a)and 15(d) of the Exchange Act have been suspended and the Company is not required to file any further periodic reports with the SEC after this Form 10-K for the year ended December 31, 2008.

We make available free of charge on or through our Internet website (http://www.wcicommunities.com) our previously filed Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports. These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we filed with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

We also have a Corporate Governance webpage. You can access our Corporate Governance webpage through our website, http://www.wcicommunities.com by clicking on the “Investors” link to the heading “Governance.”

ITEM 1A.	RISK FACTORS

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings, cash flows or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and beliefs concerning future events and are subject to risks and uncertainties about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance.

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

Risk Associated with Operating Budgets and Financial Covenants—Our cash collateral order includes operating budgets and financial covenants that limit our operating flexibility.

The cash collateral order requires us to maintain certain financial budgets and covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include, among other things, restrictions on our ability to:

•	incur indebtedness;

•	incur liens and enter into sale/leaseback transactions except for model homes subject to certain limitations;

•	make or own investments;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	consolidate, merge and sell all or substantially all of our assets;

•	issue guarantees of debt;

•	agree to amendment or modification to our organizational documents;

•	incur or create claims; and

•	make additional payments on pre-petition indebtedness.

Subject to the provisions of the cash collateral order, we are authorized to use the cash collateral in a manner that is not materially inconsistent with the budgets. Modifications to the budgets may be made subject to approval.

Risk Associated with Our Cost Structure—We may not succeed in our attempts to improve our cost structure.

We may have difficulty in generating cost savings and operational improvements in the future and in adapting our cost structure adequately to adjust for significant changes in home sales, and to offset price reductions and increases in raw material or labor costs. Price reductions are often required pursuant to remain competitive with our peers and are sometimes necessary to win additional business. In addition, our cost structure may be adversely affected by changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the development of residential communities, the cost thereof or applicable tax rates, or affect the cost of legal and regulatory compliance or the cost of financing.

Risk Associated with Potential Future Asset Impairments and other Restructuring Charges—We may suffer future asset impairment and other restructuring charges, including write downs of goodwill or assets.

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

Risk Associated with Cyclical Nature of Home Sales and Construction—The cyclical nature of home sales and construction may adversely affect our business.

Our business is directly related to homes construction and sales. Home sales and construction are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences as well as changes in interest rate levels and consumer confidence. The current economic decline has resulted in a significant reduction in home sales which will continue to have a material adverse effect on our business, results of operations and financial condition.

Risk Associated with our Reorganization—If we are unable to successfully reorganize our capital structure and operations and implement our reorganization plan through the Chapter 11 proceedings, the debtors may be required to liquidate their assets.

Commencing August 4, 2008, the Company and certain of our subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. At that time, risks that the Company faced related to the Chapter 11 filings included, but were not limited to, the following:

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

In addition, the uncertainty regarding the eventual outcome of our reorganization and the effect of other unknown adverse factors, could threaten our existence as a going concern. Continuing on a going-concern basis is dependent upon, among other things, implementation of the reorganization plan and the transactions contemplated thereby, maintaining the support of key vendors and customers, and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control.

Reliance on Key Employees and Management—We may lose or fail to attract and retain key salaried employees and management personnel.

An important aspect of our competitiveness is our ability to attract and retain key salaried employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award, and could be adversely affected by our recent financial performance.

National and Regional Economic Conditions—A deterioration in national and regional economic conditions have adversely impacted our business.

Our real estate sales, revenues, financial condition and results of operations have declined due to a continuing deterioration of regional or national economies. Our sales and revenues have been disproportionately affected by worsening economic conditions in the Florida, Midwestern, Northeastern and Mid-Atlantic United States because we generate a disproportionate amount of our sales from customers in those regions. In addition, a significant percentage of our residential units are second home purchases of which the buyers are particularly sensitive to the state of the economy.

The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels; availability of financing for homebuyers; interest rates; consumer confidence; levels of new and existing homes for sale; demographic trends; and housing demand. Adverse economic changes may affect some of the markets in which we operate more than others. If adverse conditions affect any of our markets, they could have a proportionately greater impact on us than on some other homebuilding companies. An excess supply of housing, including homes held for sale by investors and speculators, and homes in foreclosure or short-sale transactions, can also lower new home prices and reduce our gross margins on new homes sales.

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

In light of the much weaker market conditions recently encountered, our expectations have changed and we have discontinued our purchases of land and lots. We have recently terminated land option contracts and have written off earnest money deposits and pre-acquisition costs related to these option contracts. We have also recorded inventory impairment charges related to certain projects.

For the year ended December 31, 2008, we recorded real estate inventory impairment losses of approximately $601.0 million compared to $319.0 million in 2007 and $98.2 million in 2006.

For the year ended December 31, 2008, we recorded land and lot option write-offs of approximately $16.3 million compared to approximately $22.9 million in 2007 and $41.4 million in 2006. If conditions in the homebuilding industry worsen, we may have additional impairment charges and write-offs of land and lot options.

Risks Associated with Fannie Mae Requirements for Condominium Projects in Florida — The new Fannie Mae requirements may make it more difficult to sell condominium units in Florida where much of our operations are concentrated.

There are currently excessive unsold inventories of condominium project units in Florida resulting from the increase in building new condominium projects and the conversion of apartments to condominium ownership that occurred during the last several years. The increase in the number of units available is one of the factors that caused home prices to reach historical lows, particularly in the condominium market. Fannie Mae assessed the performance of mortgage loans secured by condominiums located in Florida and found that the number of loans currently delinquent or in default is at an all time high. As a result, Fannie Mae modified some of the terms under which it will accept loans secured by condominium projects. These new Fannie Mae standards for condominium development in Florida went into effect January 15, 2009.

Some of these new underwriting guidelines include:

•	A new delinquent condominium assessment dues policy (no more than 15% of the total units in a condominium project can be more than 30 days past due);

•	A new presale requirement (70% of the total units in the project or phase must be under contract or conveyed to purchasers); and

•

Additional ineligible projects (condominium projects where more than 20% of the total space is used for non-residential purposes and projects where a single entity owns more than 10% of the total units in the project).

These new Fannie Mae requirements may make it even more difficult to sell condominium units in Florida, where much of our operations are concentrated.

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

Because many of our Florida customers prefer to close on their home purchases before the winter, and due to the typical timing of tower construction commencement and completion, the fourth quarter of each year often produces a disproportionately large portion of our total year’s revenues, profits and cash flows. Historically, 30% to 40% of our total revenues are generated in the fourth quarter. Therefore, delays or significant negative economic events that occur in the fourth quarter may have a disproportionate effect on revenues, profits and cash flows for the year.

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

In addition, some of the land that we have acquired and some of the land that we may acquire has not yet received all of the planning approvals or entitlements necessary for planned development or future development. Failure to obtain entitlement of this land on a timely basis may adversely affect our future results.

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

Generally accepted accounting principles and their accompanying pronouncements, implementation guidelines, interpretations and practices for certain aspects of our business are complex and may involve subjective judgments, such as, revenue recognition, inventory valuations and income tax provisions. Changes in interpretations could significantly affect our reported revenues and operating results, and could add significant volatility to those measures without a comparable underlying change in cash flows from operations.

Legal Proceedings—Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

The Company and certain of our subsidiaries are involved in various claims and litigation arising in the normal course of business. Prior to our Chapter 11 filing, we received a large number of lawsuits and rescission claims from contract purchasers who were seeking rescission and return of deposit funds. These cases were stayed as a result of the Company’s Chapter 11 filing. In the opinion of management, the outcome of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation, or if additional legal actions are bought against us.

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

We and certain of our subsidiaries have been, and continue to be, named as defendants in various construction defect claims, product liability claims, complaints and other legal actions that include claims related to moisture intrusion and mold and claims related to defective drywall. See “Legal Proceedings” below. Furthermore, plaintiffs may, in certain of these legal proceedings, seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial potential liability for us. We record reserves for such matters in accordance with accounting principles generally accepted in the United States. With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims, such policies may not be available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

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

An inability to hire or retain personnel necessary to operate our facilities may adversely affect our ability to achieve our strategy.

Maintaining current levels of our business will strain existing management resources and operational, financial and management information systems to the point that they may no longer be adequate to support our operations, requiring us to make significant expenditures in these areas.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2008, we owned approximately 149,000 square feet of office and amenity space throughout Florida. In addition, we leased approximately 68,500 square feet of office space in Bonita Springs, Florida, which serves as our corporate headquarters, and approximately 314,200 aggregate square feet of office space in other locations throughout Florida, New York, New Jersey, Connecticut and Virginia, which serve our divisional homebuilding operations and as branch office space for our related real estate services businesses.

ITEM 3.	LEGAL PROCEEDINGS

Chapter 11 Proceedings

On August 4, 2008, WCI and 126 of its subsidiaries (excluding our Watermark real estate brokerage, our WCI Mortgage business and certain other joint ventures in which we are a partner) (the Debtors) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of the Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) in Wilmington, Case No. 08-11643 (KJC). The list of the Debtors and Tax Identification Numbers is located on the docket for Case No. 08-11643 (KJC) [Docket No. 64] and http://chapter11.epiqsystems.com/wcicommunities.

Other litigation

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In most cases, the lawsuits involving the Company and/or its Debtors, have been stayed as a result of the Company’s Chapter 11 filing.

The Company has received filed claims, letters and phone calls alleging defective drywall. As a consequence of the Company’s Chapter 11 filing, the Company believes that any issues or claims that may relate to Chinese drywall constitute pre-petition claims that are subject to treatment and discharge in the Company’s Chapter 11 plan. The Company was granted permission by the Bankruptcy Court to implement an alternate dispute resolution procedure to liquidate certain pre-petition claims, including any claims relating to alleged defective drywall and to permit recovery from responsible third parties. On February, 24 2009, the Court issued an Order Approving Alternative Dispute Resolution Procedures (ADR Procedure) allowing the Company to implement the ADR Procedure and process claims, including any claims related to alleged defective drywall. The $11 million reserve established by the Company for homes with one or more air conditioning coil replacements (which may or may not be related to Chinese drywall), are pre-petition claims subject to the automatic stay and reflected in the liabilities on the balance sheet that are subject to adjustment, compromise, and modification in the Chapter 11 proceedings.

On March 10, 2009, a purported class action lawsuit was filed in the U.S. District Court, Southern District of Florida (Case No. 09-CV-60371), against Knauf Plasterboard, Tianjin Co., Knauf Gips KG, Rothchilt International Ltd., and WCI Communities, Inc. on behalf of all owners who purchased homes in Florida from WCI Communities, Inc. that allegedly contain defective drywall. The plaintiffs voluntarily dismissed their claims against the Company, without prejudice, after the plaintiffs were notified on the Company’s pending Chapter 11 proceeding.

In addition, on or about January 23, 2008, an action was filed in the United States District Court for the Southern District of Florida against the Company and its subsidiary, The Resort at Singer Island Properties, Inc. (RSI), on behalf of a purported class of the purchasers of hotel condominium units in The Resort at Singer Island who have entered into rental management agreements with respect to those condominium units. The aggregate purchase price of these units was approximately $138.7 million. The complaint in the action, Mastrella, et al. v. WCI Communities, Inc., et al., alleges that the Company and RSI violated Section 12(a)(1) of the Securities Act of 1933 by not registering the offering of these units with the Securities and Exchange Commission. The complaint seeks rescission of the condominium purchase agreements and rental management agreements. The Company and RSI believe they have meritorious defenses, and intend to vigorously defend the action. These cases have been stayed as a result of the Company’s Chapter 11 filing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the New York Stock Exchange (the NYSE) under the symbol WCI until August 4, 2008, when the NYSE suspended trading of our common stock. We did not appeal the suspension. On August 5, 2008, our common stock began trading on the Pink Sheet Electronic Quotation service under the symbol WCIMQ. On August 11, 2008, the NYSE filed with the SEC Form 25, Notification of Removal of Listing and/or Registration under Section 12(b) of the Exchange Act, notifying the SEC of its intention to terminate the listing of our common stock at the opening of business on August 21, 2008. On March 31, 2009, WCI Communities, Inc. (Pink Sheets:WCIMQ) filed Form 15 with the SEC to deregister its common stock under Section 12(g) of the Exchange Act, and suspended the Company’s reporting obligations under Sections 13(a) and 15(d) of the Exchange Act. Upon the filing of Form 15, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended, except for its December 31, 2008 Form 10-K. The Company was eligible to file Form 15 because it determined immediately prior to filing of Form 15 that its common stock was held of record by less than 300 persons. The Form 15 also terminated the Company’s reporting obligation with respect to its notes.

The following table sets forth the high and low price of the shares of WCI common stock for the periods indicated as reported on the NYSE and the Pink Sheet Electronic Quotation service.

2008	High	Low
First quarter	$6.20	$1.35
Second quarter	$4.11	$1.44
Third quarter	$1.77	$0.12
Fourth quarter	$0.22	$0.02

2007	High	Low
First quarter	$24.20	$18.65
Second quarter	$22.61	$15.84
Third quarter	$17.58	$4.95
Fourth quarter	$7.00	$3.00

We have not paid any cash dividends on our common stock to date and expect that, for the foreseeable future, we will not do so.

The payment of dividends is within the discretion of our Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including our earnings, capital requirements, operating and financial condition and any contractual limitations then in effect. In this regard, the indentures governing our outstanding senior subordinated notes contain restrictions on the amount of dividends we may pay on our common stock. In addition, our DIP Agreement restricts the amount of dividends we may pay.

As of March 31, 2009, there were approximately 192 record holders of WCI common stock.

Please refer to Item 12 of this report and the notes to our consolidated financial statements for a discussion of the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by shareholders, and a description of our equity incentive plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for each of the five years in the period ended December 31, 2008. Balance sheet data as of December 31, 2008 and 2007 and statements of operations data for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements which are included in Item 8 of this report. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements, including the introductory paragraphs and related notes thereto, appearing in Items 7 and 8 of this report.

	Years ended December 31,
Statement of operations data	2008 (1) (2) (3)	2007 (2) (3)	2006 (3)	2005 (4)	2004 (5)
	(in thousands, except per share data)
Total revenues	$556,077	$936,376	$2,044,585	$2,593,648	$1,799,166
Gross margin	(617,509)	(305,834)	245,651	594,711	404,959
(Loss) income from continuing operations, net of tax	(936,796)	(594,510)	6,135	183,709	118,358
Discontinued operations, net of tax	—	15,979	2,879	2,441	1,845
Net (loss) income	(936,796)	(578,531)	9,014	186,150	120,203

(Loss) earnings per share:
Basic:
From continuing operations	$(22.21)	$(14.15)	$0.14	$4.10	$2.68
From discontinued operations	—	0.38	0.07	0.05	0.04

	$(22.21)	$(13.77)	$0.21	$4.15	$2.72

Diluted:
From continuing operations	$(22.21)	$(14.15)	$0.14	$3.94	$2.58
From discontinued operations	—	0.38	0.07	0.06	0.04

	$(22.21)	$(13.77)	$0.21	$4.00	$2.62

	As of December 31,
Balance sheet data	2008	2007	2006	2005 (4)	2004 (5)
	(in thousands)
Real estate inventories	$1,021,959	$1,848,309	$1,955,793	$1,687,852	$1,477,966
Total assets	1,477,960	2,891,231	3,831,859	3,481,406	2,936,696
Debt (6)	802,609	1,923,600	1,982,107	1,352,737	1,144,289
Shareholders’ (deficit) equity	(514,586)	420,034	987,399	1,058,622	893,811

(1)	Loss from continuing operations, net of tax includes pre-tax impairment charges of $36.6 million relating to property and equipment. See footnotes to the consolidated financial statements for further details.
(2)	Loss from continuing operations, net of tax includes pre-tax impairment charges of $1.3 million and $59.5 million relating to goodwill and $4.5 million and $10.7 million relating to an investment in a joint venture for the years ended December 31, 2008 and 2007, respectively. See footnotes to the consolidated financial statements for further details.
(3)	Gross margin includes approximately $601.0 million, $319.0 million and $98.2 million of asset impairment losses and approximately $16.3 million, $22.9 million and $41.4 million in forfeited deposits, predevelopment costs and estimated payments associated with the termination or probable termination of land and lot option contracts for the years ended December 31, 2008, 2007 and 2006, respectively. See footnotes to the consolidated financial statements for further details.
(4)	Net income includes $15.7 million net of tax in expenses related to early repayment of approximately $345.0 million of our 10 5/8% Senior Subordinated Notes. The statement of operations and balance sheet include the effects of the acquisition of Renaissance Housing Corporation in February 2005. The statement of operations was positively impacted by the sale of approximately 500 acres of undeveloped land in Jupiter, Florida for $100.0 million in May 2005. This transaction produced approximately $77.0 million of gross margin.
(5)	Net income includes $11.1 million net of tax in cash proceeds received from the sale of our class B limited partnership interest in Bighorn Development Limited Partnership. The statement of operations and balance sheet includes the effects of the acquisition of Spectrum Communities in May 2004.
(6)	Debt excludes accounts payable and other liabilities, customer deposits, income taxes payable and community development district obligations. In 2008, subordinated notes totaling $815.0 million are included in liabilities subject to compromise and are excluded from debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Under the percentage-of-completion method, revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs. We collect deposits at a level that we believe is significant enough to ensure the collectibility of the full purchase price when the units are delivered at their completion. After entering into a sales agreement, historically our tower residence purchasers typically provide us with cash payments of approximately 10% to 20% of the total purchase price of the tower residence. Actual revenues and costs to complete building construction in the future could differ from our current estimates. If our estimates of tower revenues and development costs are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change. In November 2006, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue No. 06-8, Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums (EITF 06-8). EITF 06-8 provides guidance in assessing the collectibility of the sales price which is required in order to recognize profit under the percentage-of-completion method pursuant to SFAS 66. See Note 2 to the consolidated financial statements under Item 8 of this document for further discussion concerning the application of paragraph 37 (e) and the impact to 2007 and for further discussion of the future application of EITF 06-8.

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

Revenue recognition—Amenity Membership and Operations.    Revenues from amenity operations include the sale of equity memberships and marina slips, non-equity memberships, billed membership dues and fees for services provided. Equity membership and marina slip sales are recognized at the time of closing. Equity membership sales are initially recorded using the deposit or cost recovery methods of accounting. Revenue recognition for each equity club program is reevaluated on a periodic basis based upon changes in circumstances. If no material contingencies exist, such as a developer rescission clause, and if we can demonstrate that we are likely to recover proceeds in excess of remaining carrying value, the full accrual method is then applied. Non-equity membership initiation fees represent initial payments for rights to use the amenity facilities. The non-equity membership initiation fees are deferred and amortized to amenity membership revenues over 20 years, which represents the estimated average depreciable life of the amenity facilities. Dues are billed on a quarterly or annual basis in advance and recorded as deferred revenue and then recognized as revenue ratably over the term of the membership year. Revenues for services are recorded when the service is provided.

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

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of our stock option awards, which is estimated on the date of grant using a lattice option-pricing model as discussed in the Notes to our condensed consolidated financial statements included under Item 8 of this document. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting period of the options. For 2005 and 2006 stock option awards expected volatility is based on historical volatility of our stock. For stock option awards prior to 2005, expected volatility was based on an average of our homebuilding peer group. The risk-free rate for periods within the contractual life of the option is based on the yield curve of a zero-coupon U.S. Treasury bond on the date of option measurement with a maturity equal to the expected term of the option granted. We use historical data to estimate stock option exercises and forfeitures within our valuation model. The expected term of stock option awards granted is derived primarily from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

Warranty costs.    We establish warranty reserves for traditional and tower residences at the time we recognize revenue by charging cost of sales and crediting a warranty liability. The warranty reserves are estimated by management to be adequate to cover expected warranty-related costs for materials and labor required under our warranty obligation periods. We generally provide our single- and multi-family home buyers with a one to three year limited warranty, respectively, for all materials and labor and a ten year warranty for certain structural defects. We generally provide our tower home buyers a three year warranty for the unit and common elements of the tower. Our warranty cost accruals are based upon our historical warranty cost experience in each market in which we operate and adjust the accruals as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts.

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

Community development district obligations.    In connection with certain real estate development activities, bond financing is utilized in many of our communities to construct on-site and off-site infrastructure improvements. Some bonds are repaid directly by us while other bonds only require us to pay non-ad valorem assessments related to lots not yet delivered to residents. We also guarantee district shortfalls under certain bond debt service agreements. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing Entities, we annually estimate the amount of bond obligations that we may be required to fund in the future. If our estimates of the amount of bond obligations that we may be required to fund are significantly different from actual amounts funded, our real estate inventories and costs of sales may be revised on a prospective basis.

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

Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flows. The discount rate used in determining each community’s fair value depends on the stage of development, location and other specific factors that increase or decrease the risks associated with the estimated cash flows. The discount rates that we used during the periods in 2006-2007 in the determination of fair values ranged from 12% to 18%. The discount rates that we used during the year ended December 31, 2008 in the determination of fair values ranged from 20% to 22%.

•

Property and Equipment.    Included in our property and equipment are recreational amenity assets that are considered held and used. With respect to these assets, if events or changes in circumstances, such as a significant decline in membership or membership pricing, significant increases in operating costs, or changes in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Our analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows, such as the sale of the asset. These cash flows are estimated based on various assumptions that are subject to economic and market uncertainties including, among others, demand for golf and marina club memberships, competition within the market, changes in membership pricing and costs to operate each property. If the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. We estimate the fair value by using discounted cash flow analysis using concepts similar to the ones discussed above. In certain circumstances, we utilize third party appraisals to assist us in determining estimated fair values.

Impairment of long-lived assets to be disposed of.    Inventory considered held for sale is stated at the lower of cost or fair value, less costs to sell in accordance with SFAS 144. We record valuation adjustments on completed inventories of tower units and traditional homes, and investments in amenities when the cost exceeds fair value, less costs to sell. Our estimated selling costs are based on recent experience, which ranges from 5% to 7% of sales prices and includes selling commissions, sales, marketing and closing costs.

Completed Inventory.    When the profitability of our completed traditional homes and tower units deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the assets, we further estimate the assets’ fair values. Such assets are considered held for sale and the assets’ fair values are determined primarily by discounting the estimated future cash flows related to the asset. In estimating the cash flows for completed homes and tower units, we use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the specific community or the estimated impact of our pricing reductions and sales incentives; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated increases in future sales prices based upon historical sales prices of the units within the specific community or in similar communities owned by us or historical sales prices of similar product offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. The discount rates that we used during the periods in 2006-2007 in the determination of fair values ranged from 8% to 12%. The discount rates that we used during the year ended December 31, 2008 in the determination of fair values ranged from 15% to 18%.

Investments in Amenities.    When the underlying recreational amenity is substantially complete and available for its intended use, we consider the asset held for sale. When the profitability of our equity club membership sales deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the recreational amenity assets, the assets’ fair values are determined primarily by discounting the estimated future cash flows specifically related to membership sales and asset development expenditures. In estimating the cash flows, we use various estimates such as (a) sales pace to absorb the number of memberships based upon economic conditions that may have either a short-term or long-term impact on the market in which the assets are located, competition within the market, historical sales rates of the memberships for the specific amenity or the estimated impact of our pricing reductions and sales incentives; and (b) net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the memberships for the specific recreational amenity or in similar recreational amenities owned by us or historical sales prices of similar membership offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the memberships and related estimated cash flows. The discount rates that we used during the periods 2006-2007 in the determination of fair values ranged from 10% to 14%. The discount rates that we used during the year ended December 31, 2008 in the determination of fair values ranged from 15% to 18%.

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

Deferred Income Tax.    Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we periodically evaluate our deferred tax assets to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. See notes to the consolidated financial statements under Item 8 of this document for further discussion.

Business Environment

Chapter 11 Reorganization

On August 4, 2008, WCI and 126 of its subsidiaries (excluding our Watermark real estate brokerage, our WCI Mortgage business and certain other joint ventures in which we are a partner) (the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of the Code in the United States Bankruptcy

Court for the District of Delaware in Wilmington, Case No. 08-11643 (KJC). The list of the Debtors and Tax Identification Numbers is located on the docket for Case No. 08-11643 (KJC) [Docket No. 64] and http://chapter11.epiqsystems.com/wcicommunities.

We continue to operate our businesses and manage our properties as debtors and debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. As part of the “first day” relief, we obtained Bankruptcy Court approval to, among other things, continue to pay critical vendors and vendors with lien rights, meet our pre-petition payroll obligations, pay deficit funding obligations to our various community associations and clubs, maintain our cash management systems, sell homes free and clear of liens, pay our taxes, continue to provide employee benefits and maintain our insurance programs. Certain of these payment obligations are subject to monetary limits without specific approval for each transaction. The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings.

Process for Plan of Reorganization.    In order to exit Chapter 11 successfully, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Code. A plan of reorganization would resolve, among other things, the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

Currently we have the exclusive right to file a Chapter 11 plan or plans prior to April 30, 2009 and the exclusive right to solicit acceptance thereof until June 1, 2009. Pursuant to Section 1121 of the Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond 18 months and 20 months, respectively.

As a result of our Chapter 11 proceedings and other matters described herein, including uncertainties related to the fact that we have not yet had time to complete and obtain confirmation of a plan or plans of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things:

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

We have taken and will continue to take aggressive actions to maximize cash receipts and minimize cash expenditures with the understanding that certain of these actions may make us less able to take advantage of future improvements in the homebuilding market. We continue to take steps to reduce our general and administrative expenses by streamlining activities and increasing efficiencies, which have led and will continue to lead to reductions in the workforce. However, much of our efforts to reduce general and administrative expenses are being offset by professional and consulting fees associated with our Chapter 11 proceedings. We have and will continue to analyze each community based on anticipated sales absorption rates, net cash flows and financial returns taking into consideration current market factors in the homebuilding industry. In order to generate cash and reduce our inventory to levels consistent with our business plan, we have taken and will continue to take the following actions, to the extent possible given the limitations resulting from our Chapter 11 proceedings:

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

BUSINESS STRATEGY

During the first quarter of 2009, the Company continued its cost reduction initiatives including a significant reduction of overhead, consolidation of operating divisions, closing of sales offices and rejection of leases/ contracts through the Bankruptcy Code, and further concentrated its efforts on selling speculative inventory and non-core assets.

In addition, due to the continuing deterioration of the housing industry nationally and in Florida in particular, and the challenging economic conditions and lack of visibility in the marketplace (including unpredictability in projecting pricing trends and housing recovery timeframes), the Company adopted a plan in early 2009 to currently suspend all new homebuilding construction activities except under limited circumstances, subject however, to completion of existing homes under construction or subject to pending purchase contracts. This plan also contemplates the continuation of the sale of our speculative inventory and the ongoing maintenance of our communities, amenities operations and real estate services.

As part of the Company’s overall strategy to explore alternatives to emerge from bankruptcy in an expeditious manner, the Company also engaged its financial/restructuring advisor to assist with a comprehensive marketing process for the sale or reorganization of the Company, as well as the disposition of certain assets. The Company continues to explore strategic alternatives.

RESULTS OF OPERATIONS

Overview

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
Total revenues	$556,077	$936,376	$2,044,585
Total gross margin (a)	$(617,509)	$(305,834)	$245,651
Net (loss) income	$(936,796)	$(578,531)	$9,014

(a)	Our gross margin includes overhead expenses directly associated with each line of business. See the condensed consolidated statements of operations for the details of other components that are part of the condensed consolidated loss before minority interest and income taxes for each period.

Reduced demand for our products and services experienced by each of our principal lines of business, lower sales prices, increased use of incentives and discounts, and asset impairment and land option abandonment charges contributed to significant decreases in revenue and gross margin for the year ended December 31, 2008.

For the year ended December 31, 2008, we recorded 805 gross orders, for combined traditional and tower homebuilding with an aggregate value of $486.0 million compared to 900 gross orders with an aggregate value of $599.3 million for the same period a year ago.

For the year ended December 31, 2008, we recorded real estate inventory impairment losses of approximately $601.0 million, recorded $36.6 million of property and equipment impairment losses, recorded goodwill impairment charges of approximately $1.3 million, recorded an impairment charge of approximately $4.5 million related to investments in two joint ventures, and recorded $16.3 million in lot option and land purchase abandonment charges. For the year ended December 31, 2007, we recorded real estate impairment losses of approximately $319.0 million, recorded goodwill impairment charges of approximately $59.5 million, recorded an impairment charge of approximately $10.7 million for an investment in a joint venture, and recorded $22.9 million in lot option and land purchase abandonment charges.

The tax benefit as a percentage of loss from continuing operations before income taxes for the year ended December 31, 2008 was approximately 2.0%. This was almost entirely due to recording valuation allowance for our deferred tax assets during 2008.

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

Homebuilding

Traditional homebuilding

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
Revenues	$282,420	$695,936	$1,068,393
Gross margin	$(260,844)	$(50,048)	$113,339
Gross margin percentage	NM	NM	10.6%
Homes closed (units)	530	992	1,577
Average selling price per home closed	$533	$702	$677
Lot revenues	$6,763	$16,444	$38,093
Net new orders for homes (units)	273	439	750
Net contract values of new orders	$123,830	$192,735	$553,623
Average selling price per net new order	$454	$439	$738

	As of December 31,
	2008	2007	2006
Backlog (units)	60	317	870
Backlog contract values	$38,246	$191,544	$682,577
Average sales price in backlog	$637	$604	$785

NM- Data not meaningful

Year ended December 31, 2008 compared to year ended December 31, 2007

Traditional home revenues decreased 59.4% for the year ended December 31, 2008 compared to the year ended December 31, 2007 due primarily to a 46.6% decline in home deliveries and a 24.1% decrease in average selling price per home closed. We closed 423 units in our Florida market for the year ended December 31, 2008 compared to 671 units in the same period last year. The Northeast U.S. and Mid-Atlantic U.S. markets closed a combined 107 units for the year ended December 31, 2008 compared to 321 units in the same period last year. The Northeast U.S. market experienced a 67.1% decrease in home deliveries primarily as a result of one community where deliveries increased to 155 units in the twelve months ended December 31, 2007 due to construction delays in prior periods that pushed deliveries into 2007. The decreases in the average selling price per home closed for the year ended December 31, 2008 reflect the overall challenging market conditions, our focus on selling existing unsold completed homes, and the change in the mix of homes closed.

Lot revenues decreased to $6.8 million from $16.4 million for the year ended December 31, 2008. From time to time, we sell certain lots for custom homes directly to prospective residents or custom homebuilders as part of our strategy to serve a broad range of customers. Lot sales are not a primary driver of the traditional homebuilding segment and therefore will fluctuate from time to time.

The decreases in home gross margin for the year ended December 31, 2008 were due to lower selling prices, continued use of discounts and incentives and the recording of asset impairment losses. Sales discounts and incentives for the year ended December 31, 2008 totaled approximately $74.2 million compared to $119.5 million for the same period last year. Home gross margin for the year ended December 31, 2008 was favorably impacted by $5.1 million in forfeited deposits from contract cancellations compared to $12.3 million for the same period in 2007.

We continue to focus on selling finished homebuilding product by lowering sales prices in our communities to meet the competitive market and to generate cash flow. In addition, we re-evaluated our undiscounted expected cash flows related to our communities under development. As a result we recorded $254.2 million of asset impairment and lot option abandonment losses for the year ended December 31, 2008, compared to $149.6 million for the year ended December 31, 2007. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional homes and projects which may result in additional impairment charges and such charges could be significant.

The following table presents traditional homebuilding impairment and lot option abandonment charges by geographic location:

	For the years ended December 31,
Inventory valuation adjustments	2008	2007	2006
Traditional homebuilding:
Florida	$180,843	$122,059	$91,275
Northeast	10,437	13,672	912
Mid-Atlantic	59,312	3,234	1,467

Total	$250,592	$138,965	$93,654

	For the years ended December 31,
Deposits and other related costs	2008	2007	2006
Traditional homebuilding:
Florida	$3,611	$704	$20,826
Northeast	28	9,940	1,323
Mid-Atlantic	10	25	4,175

Total	$3,649	$10,669	$26,324

Contract values of new orders decreased 35.8% for the year ended December 31, 2008 compared to the same period in 2007, primarily due to the decline in the number of new orders and the decrease in average selling price. For the year ended December 31, 2008 our Florida, Northeast U.S and Mid-Atlantic U.S markets had net new order declines of 1, 140 and 25 units, respectively, compared to the same period in 2007. The 80.0% decrease in backlog contract values reflects an 81.1% decrease in backlog units offset with a 5.5% increase in the average sales price of homes under contract to $637,000 in 2008 compared to $604,000 in 2007. The decline in backlog contract values and units can be attributed to the weak homebuilding sales experienced in most of our markets and our cancellation rate. Our cancellation rate on traditional homes for the year ended December 31, 2008 was approximately 49.4%, of contracts signed, compared to 50.0% for the same period in 2007. Based on recent cancellation experience, we do not expect to completely deliver the 60 units in backlog at December 31, 2008.

We employ a wide range of sales incentives and discounts to market our homes to prospective buyers, particularly in these difficult market conditions. These incentives are an important aspect of our sales and marketing of homes, and we have relied heavily on them during this sustained downturn in the housing industry. Without the use of these marketing incentives and discounts, our ability to sell homes would be adversely impacted.

Year ended December 31, 2007 compared to year ended December 31, 2006

Traditional home revenues decreased 34.9% for the year ended December 31, 2007 due primarily to the 37.1% decline in home deliveries, partially offset by a 3.7% increase in average selling price per home closed. In 2007, we closed 671 units in our Florida market compared to 1,312 in 2006. The Northeast U.S. and Mid-Atlantic U.S. markets closed 255 units and 66 units for the year compared to 152 units and 113 in 2006. The Northeast U.S. market experienced a 67.8% increase in home deliveries in 2007, primarily as a result of one community where deliveries increased to 155 units due to construction delays in prior periods that pushed deliveries into 2007. The increase in the average selling price per home closed for the year ended December 31, 2007 was positively impacted by a 10.1% increase contributed by the Florida market, as well as the $1.2 million average price achieved by our Mid-Atlantic U.S. market. The Florida and Northeast U.S. markets achieved average selling prices per home closed of $709,000 and $553,000 for the year ended December 31, 2007, respectively. During 2006, Florida, Northeast U.S and Mid-Atlantic U.S achieved average selling prices per home closed of $644,000, $562,000 and $1.2 million, respectively.

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

Tower homebuilding

(Dollars in thousands)	Years ended December 31,
	2008	2007	2006
Revenues	$39,643	$35,385	$729,516
Gross margin	$(325,841)	$(237,377)	$139,816
Gross margin percentage	NM	NM	19.2%
Net new orders (units)	(18)	(180)	65
Contract values of new orders, net	$(103,356)	$(199,551)	$100,160
Average selling price per new order	NM	NM	$1,541

	As of December 31,
	2008	2007	2006
Cumulative contracts (units)	14	452	1,297
Cumulative contract values	$13,284	$521,809	$1,521,420
Less: Cumulative revenues recognized	—	(501,418)	(1,292,841)

Backlog contract values	$13,284	$20,391	$228,579

Towers under construction recognizing revenue during the year	1	11	24
NM- Data not meaningful

Year ended December 31, 2008 compared to year ended December 31, 2007

Tower revenues were favorably impacted by $11.1 million in forfeited deposits for the year ended December 31, 2008 compared to $21.7 million for the year ended December 31, 2007. The significant reduction of towers under construction recognizing revenue during the year ended December 31, 2008 as compared to 2007, and the reversal of revenue due to tower unit defaults contributed to the decline in revenues. One tower was under construction and recognizing revenue for the year ended December 31, 2008 compared to 11 towers for 2007. During the year ended December 31, 2008, we recorded 107 defaulted contracts that resulted in the reversal of approximately $119.3 million in revenue compared to 211 defaulted contracts and the reversal of $231.9 million in revenue in the same period of 2007. In addition, during the year ended December 31, 2008, we recorded 107 defaulted contracts, related to one of our tower projects in Florida. These defaults did not impact our tower revenue or gross margin since we had previously ceased using percentage-of-completion accounting during the fourth quarter of 2007. The twelve months ended December 31, 2008, was affected by the rescission of 24 contracts at The Watermark in connection with the previously disclosed agreement with the State of New Jersey Department of Community Affairs. The impact was a reversal of approximately $27.1 million of revenue and $4.2 million of gross margin, plus the return of approximately $5.4 million in deposits. During the year ended December 31, 2008, we recorded revenue of approximately $166.3 million in connection with the closing of 203 units from our inventory of completed and unsold tower units.

For the year ended December 31, 2008, tower gross margin was impacted by $321.1 million of land option abandonment charges and asset impairment losses. In addition, for the year ended December 31, 2008, gross margin was negatively impacted by approximately $7.9 million in costs associated with the hotel operations of our tower segment.

All towers under construction were completed at June 30, 2008. For the year ended December 31, 2007, tower gross margin was impacted by several changes in estimated revenues and costs, including (1) a $11.2 million increase to the contracts receivable default reserve that was required to absorb the effect of the 211 defaulted contracts and to update the balance of the reserve to reflect expected future defaults, (2) a $7.9 million increase in interest costs associated with increased tower construction cycle times, (3) a $5.9 million increase in insurance costs, (4) a $38.4 million increase in tower construction costs, incentives and sales discounts and other costs and, (5) impairment losses of approximately $159.2 million related to certain completed tower units. The changes in estimates of tower construction costs are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be materially impacted by any additional changes in estimates.

The following table presents tower homebuilding impairment and land option abandonment charges by geographic location:

	For the years ended December 31,
Inventory valuation adjustments	2008	2007	2006
Tower homebuilding:
Florida	238,406	159,187	—
Northeast	52,561	—	—
Mid-Atlantic	17,247	—	—

Total	$308,214	$159,187	$—

	For the years ended December 31,
Deposits and other related costs	2008	2007	2006
Tower homebuilding:
Florida	(87)	11,735	581
Northeast	12,961	—	—
Mid-Atlantic	—	—	—

Total	$12,874	$11,735	$581

For the year ended December 31, 2008, we recorded 265 gross new orders with a contract value of approximately $220.7 million offset by defaults and cancellations of 283 contracts with a contract value of approximately $324.1 million. Included in the 283 cancellations and defaults were 107 defaults, with a contract value of approximately $132.7 million, related to one of our tower projects in Florida.

Year ended December 31, 2007 compared to year ended December 31, 2006

Tower revenues recognized using the percentage-of-completion method decreased $716.3 million. Tower revenues were favorably impacted in 2007 by $21.7 million in forfeited deposit income compared to $4.8 million in 2006. The decline in tower unit sales in buildings under construction, fewer towers under construction recognizing revenue, and slower construction cycles contributed to the decline in percentage-of-completion revenues. Eleven towers with a total sellout value of $1.5 billion were under construction and recognizing revenue during the year ended December 31, 2007 compared to 24 towers with a total sellout value of $2.4 billion in 2006. During 2007, we recorded 211 defaulted contracts that resulted in the reversal of approximately $231.9 million of revenue compared to 46 defaulted contracts and the reversal of approximately $46.5 million of revenue in 2006. The impact to gross margin was charged against the contracts receivable default reserve.

For the year ended December 31, 2007, tower gross margin was impacted by several changes in estimated revenues and costs, including (1) a $11.2 million increase to the contracts receivable default reserve that was required to absorb the effect of the 211 defaulted contracts and to update the balance of the reserve to reflect expected future defaults, (2) a $7.9 million increase in interest costs associated with increased tower construction cycle times, (3) a $5.9 million increase in insurance costs, (4) a $26.6 million increase in tower construction costs, incentives and sales discounts and other costs, (5) a $38.4 million reserve applied to the cumulative gross margin recognized for one of our uncompleted tower projects, (6) impairment losses of approximately $159.2 million related to certain completed tower units, one uncompleted tower project and undeveloped tower land sites and, (7) write-offs of approximately $11.7 million in forfeited deposits, pre-development costs and estimated future payments associated with the termination or probable termination of land and lot option contracts. The changes in estimates of tower construction costs are accounted for on a cumulative basis in the period that the change occurs. Future gross margins in towers currently under construction may be materially impacted by any additional changes in estimates.

During the year ended December 31, 2007 one of our tower projects continued use of the percentage-of-completion. While the general real estate market, and specifically the Florida tower market, has deteriorated during the past two years, we determined that we had the ability to reasonably estimate the aggregate sales proceeds and costs of the tower project which supported the use of the percentage-of-completion method of revenue and profit recognition though September 2007. We ceased the future use of percentage-of-completion accounting as of October 1, 2007, reserved 100% of the previously recognized cumulative profit totaling $38.4 million, and reverted to the deposit method of accounting. The accounting for units at closing will be determined by the facts and circumstances at that time ranging from the cost recovery method, if the collection of sales proceeds is not reasonably assured (paragraph 35 of SFAS 66) to full accrual method if all conditions of paragraph 5 of SFAS 66 are met.

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

Real estate services

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
Revenues	$72,477	$91,840	$109,421
Gross margin	$906	$2,404	$5,431
Gross margin percentage	1.3%	2.6%	5.0%

Year ended December 31, 2008 compared to year ended December 31, 2007

Real estate services revenues for the year ended December 31, 2008, including real estate brokerage and title operations, decreased 21.1%. The decrease in revenue is due to the decrease in the average sales price per transaction offset by an increase in brokerage transaction volume.

During the year ended December 31, 2008, Prudential Florida WCI Reality brokerage transaction volume increased 6.2% to 6,653 closings from 6,262 closings in 2007. The average sales price per transaction decreased 24.1% to $330 from $440 in 2007. The decrease in gross margin percentage for the year ended December 31,

2008, was primarily due to the decrease in revenue without a proportional decrease in fixed overhead cost associated with Prudential Florida WCI Realty partially offset by the reduced overhead contributed by the title operations.

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

Other revenues and cost of sales

Amenity membership and operations

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
Revenues	$72,636	$72,133	$79,415
Gross margin	$(31,284)	$(29,348)	$(12,548)

Year ended December 31, 2008 compared to year ended December 31, 2007

Total amenity membership and operations revenue increased 1.0% for the year ended December 31, 2008. For the year ended December 31, 2008, we recorded $33.3 million of impairment losses related to our investments in equity club memberships compared to $20.2 million in 2007. For the year ended December 31, 2007, the company recognized $2.1 million of previously deferred revenue related to slip sales at one of our marinas in Florida. In April 2007, we sold a non-golf recreational facility for $47.5 million (excluding closing costs) and recorded a pre-tax gain of approximately $20.1 million. The gain from the sale and the operations has been reflected as discontinued operations in the statements of income. Amenity gross margins continue to be adversely affected by deficits associated with new amenity operations and slow absorption of membership sales.

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

Gross margin was adversely impacted by recording approximately $20.2 million of asset impairment and abandonment charges for the year ended December 31, 2007, compared to $4.5 million in 2006. See “Notes to Consolidated Financial Statements” for additional explanation. Amenity gross margins continue to be adversely affected by deficits associated with new amenity operations and slow absorption of membership sales.

Land Sales

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
Revenues	$79,458	$18,146	$11,739
Gross margin	$(2,890)	$9,513	$6,789
Gross margin percentage	—	52.4%	57.8%

Year ended December 31, 2008 compared to year ended December 31, 2007

During 2008, we sold a residential project that resulted in revenue of approximately $79.4 million with gross margin of $6.1. During 2007, we sold 7 commercial parcels located in our Florida market for $18.1 million in revenue with a gross margin of 52.4%. For the year ended December 31, 2008, we recorded $8.8 million of impairment losses on certain land parcels. Land sales are ancillary to our overall operations and are expected to continue in the future, but may significantly fluctuate.

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

Other income and expense

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
Equity in (earnings) losses from joint ventures, net	$(514)	$(488)	$603
Other expense (income)	18,123	(219)	(6,165)
Impairment of investments in joint ventures	4,480	10,748	—
Impairment of property and equipment	36,616	—	—
Market valuation on interest rate swaps	929	8,756	—
Hurricane (recoveries) costs, net	—	(7,759)	(6,646)
Selling, general and administrative expense, including real estate taxes	131,312	186,986	193,218
Interest expense, net	112,462	90,982	35,600
Goodwill impairments	1,343	59,534	—
Expenses related to early repayment of debt	1,343	7,705	455
Restructuring costs	27,792	—	—

Year ended December 31, 2008 compared to year ended December 31, 2007

Other income for the year ended December 31, 2008 includes interest income on mortgage notes, customer deposits and other non-operating fee income and expenses, respectively. The hurricane recoveries in 2007 represent the final settlement of our Hurricane Wilma claims. Included in other expense (income) for the year ended December 31, 2008 is approximately $14.6 million of expense related to the write-off of minority interest losses related to a consolidated joint venture in which the company is funding 100% of the operations. Also included in other expense is $4.5 million for the write-off of capitalized costs related to our unsuccessful debt restructuring efforts prior to our filing petitions for reorganization relief.

During the year end December 31, 2008, we recorded $36.6 million of asset impairment losses related to certain recreational amenities owned and operated by us and classified as property and equipment.

During 2007, we removed the cash flow hedge designation related to an interest rate swap agreement as the result of our bank facility modifications and we are no longer applying hedge accounting. The non-cash mark-to-market resulted in a $929,000 loss for the year ended December 31, 2008. The losses are included in other expense (income). In addition, due to our filing of petitions under Chapter 11 of the Bankruptcy Code, the interest rate swap agreement was terminated by the counterparty and the fair value on the termination date became due and payable as a secured obligation to the counterparty. We incurred $27.8 million of restructuring costs for the year ended December 31, 2008 associated with our reorganization under Chapter 11.

Selling, general and administrative expenses (SG&A) including real estate taxes, decreased 29.8% to $131.3 million for the year ended December 31, 2008. General and administrative costs decreased 42.6% for the respective period due to cost reductions in salaries and benefits as compared to the same period in 2007, and the non-recurring costs incurred in 2007 related to our engagement of Goldman Sachs & Co. as our financial advisor to assist us in a thorough review of the Company’s business plans, capital structure and growth prospects, with the objective of enhancing the Company’s value for all of our shareholders. Sales and marketing expenditures decreased 33.0% during the year ended December 31, 2008, primarily due to the reduction in advertising expenditures and sales office overhead reductions.

Interest incurred decreased 23.0% for the year ended December 31, 2008. Interest capitalized decreased 80.1% for the year ended December 31, 2008, primarily due to the decrease in real estate inventories under development in each period. As of the filing of the petitions for reorganization, we discontinued accruing interest on pre-petition unsecured debt obligations. Contractual interest for the year ended December 31, 2008 equaled $129.1 million.

Year ended December 31, 2007 compared to year ended December 31, 2006

Other income for the year ended December 31, 2007 includes interest income and other non-operating fee income and expenses. The hurricane recoveries represent settlement amounts from our Hurricane Wilma claims.

During the year ended December 31, 2007, we recorded approximately $10.7 million of valuation adjustments to our investments in unconsolidated entities in accordance with Accounting Principles Board 18. The Company did not record any adjustments to its investments in unconsolidated entities related to SFAS 144 or APB 18 during 2006 or 2005. These valuation adjustments were calculated based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions change.

During 2007, we removed the cash flow hedge designation related to an interest rate swap agreement as the result of our bank facility modifications and we are no longer applying hedge accounting. The non-cash mark-to-market loss recorded in 2007 was approximately $8.8 million.

SG&A expenses including real estate taxes, decreased 3.2% to $187.0 million for the year ended December 31, 2007. General and administrative costs increased 6.5% primarily due to approximately $10 million in costs related to the engagement of Goldman Sachs & Co. and other outside advisors in connection with the proxy contest, in our response to the tender offer, and the company sale process. Sales and marketing expenditures decreased 28.7%, primarily due to the reduction in advertising expenditures and sales office overhead reductions.

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

Total Taxes

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Given the continued downturn in the homebuilding industry during the fourth quarter of 2008, resulting in additional inventory and intangible impairments, land purchase option write-offs and operating losses, we are currently in a three year cumulative loss position at December 31, 2008. According to SFAS 109, a three year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. During 2008, we continued recording valuation allowances against our deferred tax assets. The remaining deferred tax assets for which there is no valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carryback to the 2007 year. Our approximate $195.0 million of federal net operating loss carryforwards remaining after carrybacks to 2006, expire December 31, 2028.

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

Debtor-in-Possession Financing

On September 24, 2008, pursuant to authorization from the Bankruptcy Court, the Company entered into a $150 million Debtor-In-Possession Credit Agreement (the “DIP Agreement”) with a syndicate of lenders, some of which were lenders under the Company’s pre-petition secured debt facilities, led by Wachovia Bank, National Association, acting as administrative agent, and Bank of America, N.A. acting as collateral agent. The Court also granted the Company final authority to continue using its on-hand cash collateral during the Chapter 11 case. The DIP Credit Agreement includes an $80 million term loan and a $70 million revolving credit facility (collectively, the “DIP Loans”). The $80 million term loan was a required borrowing on the closing date, approximately $50 million of which was used to repay the outstanding balance under the Company’s Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of September 22, 2005 (the “Pre-Petition Tower Facility”) with the remainder to be used for general corporate purposes. Availability of funds under the revolving credit facility is subject to a limitation on the amount of cash and cash equivalents held by the Company. The Company may also request the issuance of up to $25 million in letters of credit. As part of the order, the Company granted the prepetition agents and the lenders various forms of protection, including liens and administrative claims to protect against the diminution of the collateral value to the extent provided in the final order approving the DIP Agreement. The DIP Agreement initially matures on September 24, 2009, subject to a six-month extension period. Borrowings under the DIP Agreement bear interest at the Eurodollar Rate plus 6.0% or an index base rate plus 5.0%.

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

The DIP Agreement and the related guarantees are secured by first priority liens on substantially all of the Company’s and the Guarantors’ assets. The DIP Agreement includes certain covenants that impose substantial restrictions on the Company’s and the Guarantors’ financial and business operations, including the ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. In addition, the Company is required to maintain an Appraised Value Ratio, as defined, of not less than 1.26 to 1.0, and to meet certain monthly cash flow variance tests. At February 28, 2009, we were in compliance with these covenants.

Sources and Uses of Cash

Cash and cash equivalents totaled $113.2 million as of December 31, 2008 and $188.8 million at December 31, 2007. Restricted cash totaled $12.3 million at December 31, 2008 and $20.4 million at December 31, 2007.

Cash provided by operating activities

For the year ended December 31, 2008, cash provided by operating activities totaled $253.9 million, which included the following significant items:

•	A net loss of $936.8 million, which includes asset impairment losses and land acquisition termination costs of $659.5 million.

•	A decrease in contracts receivable of $358.3 million due to cash collections, combined with contract defaults and cancellations.

•	A decrease of $196.5 million in real estate inventories primarily due to closings of homes and land parcels.

•	A $83.1 million income tax refund.

Cash used in investing activities

For the year ended December 31, 2008, cash used in investing activities totaled $2.6 million, which was comprised of a net $2.5 million increase in property and equipment.

Cash used in financing activities

For the year ended December 31, 2008, cash used in financing activities totaled $326.8 million and included the following significant items:

•	Combined net repayments of $386.0 million on our revolving credit facility, term note, and other mortgages and notes payable.

•	During the September 2008 quarter and in conjunction with our Chapter 11 filing, we obtained Debtor-in-Possession financing including proceeds of approximately $80 million from the Term Loan portion.

The Company has been experiencing a reduction in availability and in some cases cancellation of surety bond capacity and continuation of outstanding bonds. In addition to increasing cost of surety bond premiums there may be some cases where we may have to obtain a letter of credit or some other type of collateral to secure necessary surety bonds or, if unable to secure such bonds, may elect to post alternative forms of collateral with government entities or escrow agents.

The following table summarizes our payments under debt, operating lease and purchase obligations as of December 31, 2008:

(Dollars in thousands)	Currently Due	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$—	$13,839	$9,917	$6,443	$3,498	$1,352	$4,085	$39,134
Debt (1)	1,538,753	78,856	—	—	—	—	—	1,617,609
Estimated interest payments on debt (2)	—	47,537	18,296	—	—	—	—	65,833

Total obligations (3)	$1,538,753	$140,232	$28,213	$6,443	$3,498	$1,352	$4,085	$1,722,576

(1)	The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings. The $78.9 million appearing in 2009 relates to outstanding amounts under our Debtor-in-Possession Term Note and a $1.8 million pre-petition secured note.
(2)	Interest payments on our Debtor-in-Possession Term Note, Revolving Credit Facility and Senior Secured Term Note have been estimated assuming that the outstanding balances and underlying fixed or variable interest rates that existed at December 31, 2008 do not change until contractual maturity of the specific debt. Does not include contractual interest on subordinated notes classified as “Liabilities Subject to Compromise.”
(3)	Total obligations exclude future estimated payments related to community development district obligations. (See Notes to our consolidated financial statements)

OFF-BALANCE SHEET ARRANGEMENTS

We selectively enter into business relationships through the form of partnerships and joint ventures with unrelated parties. These partnerships and joint ventures are utilized to acquire, develop, market and operate homebuilding, amenities and real estate projects. In connection with the operation of these partnerships and joint ventures, the partners may agree to make additional cash contributions to the partnerships pursuant to the partnership agreements. We believe that future contributions, if required, will not have a significant impact on our liquidity or financial position. If we fail to make required contributions, we may lose some or all of our interest in such partnerships or joint ventures. Effective February 2009, our interests in two joint ventures were dissolved and we were released from any further obligations under the joint venture agreements. See the Notes to Consolidated Financial Statements for further discussion.

In the normal course of business, we enter into contractual arrangements to acquire developed and undeveloped land parcels and lots. As of December 31, 2008, we currently have no remaining active land or lot option purchase contracts.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. As of December 31, 2008 we had approximately $37.1 million in letters of credit outstanding. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $74.5 million as of December 31, 2008, are typically outstanding over a period of approximately one to five years.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain information included herein and in other company reports, Securities and Exchange Commission filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements about the company’s ability to operate its business while in Chapter 11 proceedings, anticipated operating results, financial resources, ability to acquire land, ability to sell homes and properties, ability to deliver homes from backlog, and ability to secure materials and subcontractors. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other company reports, filings, statements and presentations.

These risks and uncertainties include WCI’s ability to compete as a going concern in real estate markets where we conduct business; WCI’s ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted by it from time to time; the ability of WCI to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for WCI to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; WCI’s ability to obtain and maintain normal terms with vendors and service providers; WCI’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 cases on WCI’s liquidity or results of operations; the ability of WCI to fund and execute its business plan; the ability of WCI to attract, motivate and/or retain key executives and employees; WCI’s ability to maintain or increase historical revenues and profit margins; WCI’s ability to obtain necessary permits and approvals for the development of its lands; the availability of capital to WCI and our ability to effect growth strategies successfully; availability of labor and materials and material increases in insurance, labor and material costs; increases in interest rates and availability of mortgage financing; continued volatility in housing markets and economic conditions; the ability of prospective residential buyers to obtain mortgage financing due to tightening credit markets, appraisal problems or other factors; increases in construction and homeowner insurance and availability of insurance, the continuing negative buyer sentiment and erosion of consumer confidence; the negative impact of claims for contract rescission or increasing cancellation rates by contract purchasers; adverse legislation or regulations; impact of governmental regulations, including the Emergency Economic Stabilization Act and the American Recovery and Reinvestment Act, adverse legal proceedings; changes in generally accepted accounting principles; natural disasters; adverse weather conditions; terrorist acts and other acts of war; and changes in general economic, real estate and business conditions and other factors over which the company has little or no control. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then the company’s actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We utilize fixed and variable rate debt. Changes in interest rates on fixed rate debt generally affect the fair market value of the instrument, but not our earnings or cash flow. Changes in interest rates on variable rate debt generally do not impact the fair market value of the instrument but does affect our earnings and cash flow. We are exposed to market risk primarily due to fluctuations in interest rates on our variable rate debt. Effective December 23, 2005, we hedged a portion of our exposure to changes in interest rates by entering into an interest swap agreement to lock in a fixed interest rate. The swap agreement effectively fixed the variable rate cash flows on our $300.0 million of variable rate senior term note and expires December 2010. On August 17, 2007, we amended the senior term note agreement, which required us to reduce the balance to $262.5 million and increased the interest rate. As a result, the underlying terms of the interest swap agreement no longer effectively matched the terms of the senior term note and we removed the designation of the swap agreement as a cash flow hedge. Subsequent changes in the fair value of the swap agreement are reflected in other income and expense in the consolidated statements of income. Due to our filing of petitions under Chapter 11 of the Code, the interest rate swap agreement was terminated by the counterparty and the fair value on the termination date became due and payable as a secured obligation to the counterparty. At December 31, 2008, the fair value of the swap agreement of ($10.6) million is reflected in liabilities subject to compromise in the consolidated balance sheet.

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

	Currently Due	2009	2010	2011	2012	2011	Thereafter	FMV at 12/31/08
Debt:
Fixed rate (4%)	$125.0
Fixed rate (9.1%)	$200.0
Fixed rate (7.9%)	$125.0
Fixed rate (6.6%)	$200.0
Fixed rate (7.25%)	$100.0
Fixed rate (7.5%)	$65.0
Fixed rate (7%)	$—	$1.8
Variable rate Credit Facility ( 5.7% at 12-31-08)	$498.9
Variable rate Senior Term Note (5.7% at 12-31-08)	$224.8
Variable rate Debtor-in Possession Term Note (8.25% at 12-31-08)	$—	$77.1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WCI Communities, Inc:

We have audited the accompanying consolidated balance sheets of WCI Communities, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness at the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WCI Communities, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy code on August 4, 2008, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties as of January 1, 2007, and its method of accounting for share-based payments as of January 1, 2006.

/s/ Ernst & Young LLP

Miami, Florida

May 7, 2009

WCI Communities, Inc.

Debtor-in-Possession

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$113,210	$188,821
Restricted cash	12,258	20,360
Contracts receivable	—	358,327
Mortgage notes and accounts receivable	13,781	19,138
Real estate inventories	1,021,959	1,848,309
Property and equipment, net	183,629	236,429
Investment in joint ventures	18,198	23,411
Other assets	105,796	185,591
Goodwill	8,341	9,662
Other intangible assets, net	788	1,183

Total assets	$1,477,960	$2,891,231

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$102,773	$241,990
Customer deposits	26,343	188,060
Community development district obligations	54,694	87,870
Senior secured revolving credit facility	498,924	545,975
Senior secured term note	224,829	262,500
Debtor-in-possession term note	77,081	—
Mortgages and notes payable	1,775	300,125
Senior subordinated notes	—	525,000
Junior subordinated notes	—	165,000
Contingent convertible senior subordinated notes	—	125,000

	986,419	2,441,520

Liabilities subject to compromise	979,527	—
Minority interests	26,600	29,677
Commitments and contingencies

Shareholders’ (deficit) equity:
Common stock, $.01 par value; 100,000 shares authorized, 46,905 and 46,823 shares issued, respectively	469	468
Additional paid-in capital	299,824	297,714
(Accumulated deficit) retained earnings	(706,737)	230,059
Treasury stock, at cost, 4,712 and 4,699 shares, respectively	(108,142)	(108,090)
Accumulated other comprehensive loss	—	(117)

Total shareholders’ (deficit) equity	(514,586)	420,034

Total liabilities and shareholders’ (deficit) equity	$1,477,960	$2,891,231

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Debtor-in-Possession

Consolidated Statements of Operations

(In thousands, except per share data)

	For the years ended December 31,
	2008	2007	2006
Revenues
Homebuilding	$328,826	$747,765	$1,836,002
Real estate services	72,477	91,840	109,421
Other	154,774	96,771	99,162

Total revenues	556,077	936,376	2,044,585

Costs of Sales
Homebuilding	913,360	1,036,414	1,576,445
Real estate services	71,571	89,436	103,990
Other	188,655	116,360	118,499

Total costs of sales	1,173,586	1,242,210	1,798,934

Gross margin	(617,509)	(305,834)	245,651

Other Income and Expenses
Equity in (earnings) losses from joint ventures	(514)	(488)	603
Other expense (income)	18,123	(219)	(6,165)
Impairment of investments in joint ventures	4,480	10,748	—
Impairment of property and equipment	36,616	—	—
Market valuation on interest rate swap	929	8,756	—
Hurricane recoveries	—	(7,759)	(6,646)
Selling, general, administrative and other	107,959	162,208	175,887
Interest expense, net (see Note 2 for contractual interest)	112,462	90,982	35,600
Real estate taxes, net	23,353	24,778	17,331
Depreciation and amortization	18,544	22,011	24,592
Goodwill impairments	1,343	59,534	—
Expenses related to debt amendments and early repayment of debt	1,343	7,705	455

(Loss) income from continuing operations before reorganization items, minority interests and income taxes	(942,147)	(684,090)	3,994
Reorganization items, net	27,792	—	—
Minority interests	14,428	8,345	837

(Loss) income from continuing operations before income taxes	(955,511)	(675,745)	4,831
Income tax benefit from continuing operations	(18,715)	(81,235)	(1,304)

(Loss) income from continuing operations	(936,796)	(594,510)	6,135
Income from discontinued operations, net of tax	—	1,191	2,879
Gain on sale of discontinued operations, net of tax	—	14,788	—

Net (loss) income	$(936,796)	$(578,531)	$9,014

(Loss) earnings per share:
Basic and diluted:
From continuing operations	$(22.21)	$(14.15)	$.14
From discontinued operations	—	.38	.07

	$(22.21)	$(13.77)	.21

Weighted average number of shares:
Basic	42,173	42,001	42,629
Diluted	42,173	42,001	43,449

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Debtor-in-Possession

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Gain	Treasury Stock	Total

	Shares	Amount
Balance at December 31, 2005	44,362	$460	$298,786	$799,468	$(1,105)	$(38,987)	$1,058,622
Exercise of stock options	509	6	5,271	—	—	—	5,277
Tax benefit from stock option exercises	—	—	1,513	—	—	—	1,513
Stock-based compensation	19	—	6,104	—	—	—	6,104
Purchase of treasury stock	(3,000)	—	—	—	—	(69,060)	(69,060)
Purchase of call options associated with stock repurchase program	—	—	(25,688)	—	—	—	(25,688)
Comprehensive income:
Net income	—	—	—	9,014	—	—	9,014
Change in fair value of derivative, net	—	—	—	—	1,617	—	1,617

Total comprehensive income							10,631

Balance at December 31, 2006	41,890	466	285,986	808,482	512	(108,047)	987,399
Exercise of stock options	144	1	1,805	—	—	—	1,806
Tax benefit from stock option exercises	—	—	3,257	—	—	—	3,257
Stock-based compensation, net	90	1	6,666	—	—	(43)	6,624
FIN 48 adjustment	—	—	—	108	—	—	108
Comprehensive loss:
Net loss	—	—	—	(578,531)	—	—	(578,531)
Change in fair value of derivative, net	—	—	—	—	(629)	—	(629)

Total comprehensive loss							(579,160)

Balance at December 31, 2007	42,124	468	297,714	230,059	(117)	(108,090)	420,034
Stock-based compensation, net	69	1	2,110	—	—	(52)	2,059
Comprehensive loss:
Net loss	—	—	—	(936,796)	—	—	(936,796)
Change in fair value of derivative, net	—	—	—	—	117	—	117

Total comprehensive loss							(936,679)

Balance at December 31, 2008	42,193	$469	$299,824	$(706,737)	$—	$(108,142)	$(514,586)

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Debtor-in-Possession

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(936,796)	$(578,531)	$9,014
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Tax benefit relating to stock option exercises	—	3,257	1,513
Write-off of unamortized debt issuance costs	1,343	7,705	—
Non-cash reorganization costs	9,063	—	—
Change in mark-to-market of derivatives	929	8,756	—
Deferred income taxes	(584)	(52,362)	(63,141)
Depreciation and amortization	28,841	28,422	30,264
Gain on sale of interest in joint venture	—	—	(2,622)
Gain on sale of property and equipment	—	(22,422)	(1,395)
(Earnings) losses from investment in joint ventures	(514)	(488)	603
Minority interests	(14,428)	(8,345)	(837)
Stock-based compensation expense	2,059	6,624	6,104
Asset impairment losses and land acquisition termination costs	653,643	341,904	121,516
Goodwill impairments	1,343	59,534	—
Impairment of investments in joint ventures	4,480	10,748	—
Changes in assets and liabilities:
Restricted cash	8,102	21,675	65,815
Contracts receivable	358,327	911,222	(146,040)
Mortgage notes and accounts receivable	5,357	9,380	24,006
Real estate inventories	196,514	(210,113)	(372,669)
Distributions of earnings from joint ventures	1,388	1,043	3
Cash from consolidation of joint ventures	—	—	1,186
Other assets	56,840	(45,848)	11,891
Accounts payable and other liabilities	(24,111)	(121,232)	(46,269)
Customer deposits	(131,236)	(173,949)	(106,332)
Income taxes payable	33,295	906	(22,219)

Net cash provided by (used in) operating activities	253,855	197,886	(489,609)

Cash flows from investing activities:
Additions to property and equipment, net	(2,536)	(24,481)	(41,178)
Proceeds from sale of property and equipment	—	55,160	3,241
Proceeds from sale of interest in joint venture	—	—	3,625
Contributions to joint ventures	(141)	(134)	(13,836)
Distributions of capital from joint ventures	—	510	1,118

Net cash (used in) provided by investing activities	(2,677)	31,055	(47,030)

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Debtor-in-Possession

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	For the years ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Net (repayments) borrowings on senior secured revolving credit facility	$(47,051)	$42,129	$409,796
Repayment on senior secured term note	(37,671)	(37,500)	—
Proceeds from debtor-in-possession term note	80,000	—	—
Repayment on debtor-in-possession term note	(2,919)	—	—
Proceeds from borrowings on mortgages and notes payable	32,378	526,327	437,633
Repayment of mortgages and notes payable	(330,742)	(590,490)	(276,498)
Redemption of a portion of senior subordinated notes	—	—	(5,430)
Proceeds from issuance of junior subordinated notes	—	—	65,000
Debt amendment and/or issue costs	(15,513)	(16,379)	(4,423)
Payments to community development districts	(2,008)	(6,161)	(1,620)
Distributions to minority interests	(3,263)	(1,728)	(9,056)
Proceeds from exercise of stock options	—	1,806	5,277
Purchase of treasury stock	—	—	(69,060)
Purchase of call options associated with common stock repurchase program	—	—	(25,688)

Net cash (used in) provided by financing activities	(326,789)	(81,996)	525,931

Net (decrease) increase in cash and cash equivalents	(75,611)	146,945	(10,708)
Cash and cash equivalents at beginning of year	188,821	41,876	52,584

Cash and cash equivalents at end of year	$113,210	$188,821	$41,876

The accompanying notes are an integral part of these consolidated financial statements.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements

December 31, 2008

(In thousands, except per share data)

1.	Chapter 11 Proceedings

On August 4, 2008, WCI Communities, Inc. (the Company, WCI or we) and 126 of its subsidiaries (excluding its Watermark real estate brokerage, our WCI Mortgage business and certain other joint ventures in which we are a partner) (the Debtors) filed voluntary petitions for reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in Wilmington, Case No. 08—11643 (KJC). The list of the Debtors and Tax Identification Numbers is located on the docket for Case No. 08-11643 (KJC) [Docket No. 64] and http://chapter11.epiqsystems.com/wcicommunities.

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

DIP Credit Agreement.    On September 24, 2008, pursuant to authorization from the Delaware Bankruptcy Court, the Company entered into a $150,000 Debtor-In-Possession Credit Agreement (the DIP Agreement) with a syndicate of lenders, some of which were lenders under the Company’s pre-petition secured debt facilities, led by Wachovia Bank, National Association, acting as administrative agent, and Bank of America, N.A. acting as collateral agent. The Court also granted the Company final authority to continue using its on-hand cash collateral during the Chapter 11 case. The DIP Credit Agreement includes an $80,000 term loan and a $70,000 revolving credit facility (collectively, the DIP Loans). The $80,000 term loan was a required borrowing on the closing date, approximately $50,000 of which was used to repay the outstanding balance under the Company’s Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of September 22, 2005 (the Pre-Petition Tower Facility) with the remainder to be used for general corporate purposes. Availability of funds under the revolving credit facility is subject to a limitation on the amount of cash and cash equivalents held by the Company. The Company may also request the issuance of up to $25,000 in letters of credit. As part of the order, the Company granted the prepetition agents and the lenders various forms of protection, including liens and administrative claims to protect against the diminution of the collateral value to the extent provided in the final order approving the DIP Agreement. The DIP Agreement initially matures on September 24, 2009, subject to a six-month extension period. Borrowings under the DIP Agreement bear interest at the Eurodollar Rate plus 6.0% or an index base rate plus 5.0%.

The Company’s obligations under the DIP Agreement are guaranteed by substantially all of our subsidiaries (the Guarantors). The Company is required to make certain mandatory repayments under the DIP Agreement in the event it sells certain assets, including bulk unit sales, subject to certain exceptions. Certain mandatory repayments may permanently reduce the original borrowing capacity, as further defined in the DIP Agreement.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

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

Appointment of Creditors’ Committee.    The United States Trustee for the District of Delaware has appointed an official committee of unsecured creditors (the Creditors’ Committee). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions or ultimate plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

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

Accordingly, any description of an executory contract or unexpired lease elsewhere in these Notes, including where applicable, our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

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

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

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

Claim Bar Date.    On December 2, 2008, the Bankruptcy Court entered an order setting the last day for filing proofs of claim in the Debtors Chapter 11 cases as February 2, 2009 at 4:00 p.m. Prevailing Eastern Time (the Bar Date). As of the Bar Date we had received approximately 3,700 claims and since the Bar Date we have received approximately 200 additional claims. Information regarding the proof of claim process and appropriate forms may be found at the following web site maintained for that purpose by the Debtors’ claims and noticing agent, Epiq Systems, Inc.: http://chapter11.epiqsystems.com/wcicommunities.

Costs of Reorganization.    We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations.

Effect of Filing on Creditors and Shareowners.    Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise and subject to other applicable exceptions, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareowners are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareowners, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. As discussed below, if the requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our liabilities and securities, including our stock is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors.

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

Currently, we have the exclusive right to file a Chapter 11 plan or plans prior to April 30, 2009 and the exclusive right to solicit acceptance thereof until June 1, 2009. Pursuant to Section 1121 of the Bankruptcy Code, the exclusivity periods may be expanded or reduced by the Bankruptcy Court, but in no event can the exclusivity periods to file and solicit acceptance of a plan or plans of reorganization be extended beyond 18 months and 20 months, respectively.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

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

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheet as of December 31, 2008:

December 31, 2008
Accounts payable, other liabilities & customer deposits	$144,567
Senior subordinated notes due 2015 at 6.6%	200,000
Senior subordinated notes due 2013 at 7.9%	125,000
Senior subordinated notes due 2012 at 9.1%	200,000
Contingent convertible senior subordinated notes due 2023 at 4%	125,000
Junior subordinated notes due 2036 at 7.54%	65,000
Junior subordinated notes due 2035 at 7.25%	100,000
Accrued interest	19,960

$979,527

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

Reorganization Items, net

The following table summarizes the components included in reorganization items, net on our Consolidated Statements of Operations of the three and nine months ended December 31, 2008:

Year Ended December 31, 2008
Professional fees	$18,729
Write-off of deferred debt issue costs	9,063

$27,792

During the year ended December 31, 2008, cash paid for reorganization items was approximately $13,268.

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

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

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

Business Strategy

During the first quarter of 2009 the Company continued its cost reduction initiatives including a significant reduction of overhead, consolidation of operating divisions, closing of sales offices and rejection of leases/ contracts through the Bankruptcy Code, and further concentrated its efforts on selling speculative inventory and non-core assets.

In addition, due to the continuing deterioration of the housing industry nationally and in Florida in particular, and the challenging economic conditions and lack of visibility in the marketplace (including unpredictability in projecting pricing trends and housing recovery timeframes), the Company adopted a plan in early 2009 to currently suspend all new homebuilding construction activities except under limited circumstances, subject however, to completion of existing homes under construction or subject to pending purchase contracts. This plan also contemplates the continuation of the sale of our speculative inventory and the ongoing maintenance of our communities, amenities operations and real estate services.

As part of the Company’s overall strategy to explore alternatives to emerge from bankruptcy in an expeditious manner, the Company also engaged its financial/restructuring advisor to assist with a comprehensive marketing process for the sale or reorganization of the Company, as well as the disposition of certain assets. The Company continues to explore strategic alternatives.

2.	Significant Accounting Policies

A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements follows.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of WCI Communities, Inc., our wholly owned subsidiaries and certain joint ventures which are not variable interest entities (VIE’s) but we have the ability to exercise control. The equity method of accounting is applied in the accompanying consolidated financial statements with respect to those investments in joint ventures which are not variable interest entities and we have less than a controlling interest, have substantive participating rights, or are not the primary beneficiary as defined in FIN 46-R, Consolidation of Variable Interest Entities. All material intercompany balances and transactions are eliminated in consolidation.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States (GAAP). These principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

In accordance with GAAP, we have applied the provisions of American Institute of Certified Public Accountants’ (AICPA) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, in preparing the consolidated financial statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain items of income, expense, gain or loss realized or incurred because we are in Chapter 11 are recorded in reorganization items, net on the accompanying consolidated statements of operations. Also, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheet at December 31, 2008 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. We have also prepared these consolidated financial statements on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 cases. In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (3) as to operations, the effect of any changes that may be made to our business. In addition, the financial statements do not reflect the

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

amounts that may be allowed with respect to pre-petition claims and liabilities which may, as a result of the filing of proofs of claims by our creditors, result in liabilities in excess of those estimated by us in preparing the accompanying consolidated financial statements.

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

Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. In accordance with the Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, changes in estimates of tower revenue and development costs are accounted for on a cumulative basis in the period that the change occurs. Our estimates of tower revenue and development costs are revised on a quarterly basis until a tower building is completed and delivered to unit owners. Subsequent to the completion of a tower, we may incur additional costs in order to finalize and close-out the project. All towers under construction were completed as of June 30, 2008. For the years ended December 31, 2008, 2007 and 2006, tower gross margin was impacted by approximately $15,400, $40,400 and $36,800, respectively, as a result of tower construction cost increases, an increase in interest costs associated with increased tower construction cycle times and changes in insurance and other costs. The impact to net (loss) income for the years ended December 31, 2008, 2007 and 2006, was $9,390, $24,590 and $22,400, respectively. The impact to diluted (loss) earnings per share for the years ended December 31, 2008, 2007 and 2006, was $.22, $.59 and $.52, respectively. The percentage-of-completion method is applied when we meet the applicable requirements under SFAS 66. Any amounts due under sales contracts, to the extent recognized as revenue are recorded as contracts receivable. Any sales after the residential building is completed are recorded as revenue on the completed contract method.

One of our previous projects was a tower containing 186 units and approximately 5,000 square feet of retail space that commenced construction in the fourth quarter 2005. At that time, all conditions of paragraph 37 of SFAS 66 were met and thus we recognized profit under the percentage-of-completion method. We continued use

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

of the percentage-of-completion method through September 2007 and had recognized cumulative revenue and profit of $132,000 and $38,400, respectively. After relatively strong initial sales activity in late 2005 and early 2006 of 117 units, or 63% of total available units sold, there was limited activity in the tower. While the general real estate market, and specifically the Florida tower market, had deteriorated during the past two years, we determined that we had the ability to reasonably estimate the aggregate sales proceeds and costs of the tower project which supported the use of the percentage-of-completion method of revenue and profit recognition through September 2007.

During 2007, as we approached completion of the tower project, the following factors led us to determine that we could no longer reasonably estimate aggregate sales proceeds for the project:

•	further deterioration of the general real estate market;

•	further deterioration of the Florida tower market;

•	the Company had lowered pricing on most of its unsold finished tower inventory;

•	an overall tightening of credit availability for real estate financing;

•	discussions with existing contract holders evidencing significantly higher default expectations;

•	continued lack of interest from prospective buyers in the project.

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

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

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

Contracts Receivable

Amounts due under tower sales contracts, to the extent recognized as revenue under the percentage-of-completion method are recorded as contracts receivable. On a quarterly basis, we prepare an analysis for each specific tower and analyze each unit with respect to information we have that leads us to believe specific units are at risk of defaulting. Based on this analysis, actual defaults experienced at each tower location, and the current market environment, we estimate the number of defaults that may occur for future unit closings. This analysis requires us to make significant estimates and assumptions that affect the reported amounts in our financial statements. These estimates are subject to revision as additional information becomes available and actual defaults could differ materially from our estimates. At December 31, 2008, all of our contracts receivable have been closed out. At December 31, 2007, our contracts receivable balance of $358,327 is net of an allowance of $11,039 for estimated losses due to potential customer defaults.

For the year ended December 31, 2008, our aggregate tower unit default rate was approximately 34%, as compared to 24% for 2007. In 2006, our residential tower default rate was approximately 7% of total sold tower units.

The following table presents the activity in our contracts receivable reserve account.

	For the years ended December 31,
	2008	2007	2006
Contracts receivable reserve at beginning of period	$11,039	$18,297	$5,658
Increase to reserve	—	48,850	17,270
Defaults and other reductions	(11,039)	(56,108)	(4,631)

Contracts receivable reserve at end of period	$—	$11,039	$18,297

Real Estate Inventories and Cost of Sales

Real estate inventories consist of land and land improvements, investments in amenities and tower residences and homes that are under construction or completed. Total land and common development costs are apportioned to each home, lot, amenity or parcel on the relative sales value method, while site specific

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

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

•

Current or Future Communities, including land under contract.    When the profitability of a current community deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the community to its carrying value. If the estimated future undiscounted cash flow is less than the asset’s carrying value, the asset is written down to its estimated current fair value. Such indicators include gross margin or sales pace significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. We also consider potential changes to the product offerings in a community, including changes to the community amenities, and any alternative strategies for the land, such as the sale of the land either in whole or in parcels or lots. We determine estimated current fair value primarily by discounting the estimated future cash flow related to the asset. In estimating the cash flow for a community, we use various estimates such as (a) the expected annual sales pace to absorb the planned number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the community is located, competition within the market, and historical sales rates of the community or similar communities owned by us or historical sales rates of similar product offerings in the market; (b) the expected net sales prices in the short-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices in the community or in similar communities owned by us or historical sales prices of similar product offerings in the market; (c) the expected costs to be expended in the future, including, but not limited to, land and land development, home construction, construction overhead, sales and marketing, real estate taxes, community association costs, and interest costs expected to be capitalized. In certain circumstances we utilize third party appraisals to assist us in determining estimated fair values. We evaluate land held for

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

future communities, whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. The evaluation involves the same types of estimates described above as well as an evaluation of the regulatory environment in which the land is located and the estimated costs and probability of obtaining the necessary approvals. Based upon this review, we decide (a) as to land under contract to be purchased, whether the contract will likely be terminated or renegotiated, and (b) as to land we own, whether the land will likely be developed as previously planned or in an alternative manner, or should be sold. We then further determine whether costs that have been capitalized are recoverable or should be written off.

Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flows. The discount rate used in determining each community’s fair value depends on the stage of development, location and other specific factors that increase or decrease the risks associated with the estimated cash flows. The discount rates that we used during the periods in 2006-2007 in the determination of fair values ranged from 12%-18%. The discount rates that we used during the year ended December 31, 2008 in the determination of fair values ranged from 20%-22%.

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

Completed Inventory.    When the profitability of our completed traditional homes and tower units deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the assets, we further estimate the assets’ fair values. Such assets are considered held for sale and the assets’ fair values are determined primarily by discounting the estimated future cash flows related to the asset. In estimating the cash flows for completed homes and tower units, we use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the specific community or the estimated impact of our pricing reductions and sales incentives; and (b) expected net sales prices in the near-term based upon current pricing estimates, as

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

well as estimated increases in future sales prices based upon historical sales prices of the units within the specific community or in similar communities owned by us or historical sales prices of similar product offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. The discount rates that we used during the periods in 2006-2007 in the determination of fair values ranged from 8%-12%. The discount rates that we used during the year ended December 31, 2008 in the determination of fair values ranged from 15%-18%.

Investments in Amenities. When the underlying recreational amenity is substantially complete and available for its intended use, we consider the asset held for sale. When the profitability of our equity club membership sales deteriorates, the sales pace significantly declines or some other factor indicates a possible impairment in the recoverability of the recreational amenity assets, the assets’ fair values are determined primarily by discounting the estimated future cash flows specifically related to membership sales and asset development expenditures. In estimating the cash flows, we use various estimates such as (a) sales pace to absorb the number of memberships based upon economic conditions that may have either a short-term or long-term impact on the market in which the assets are located, competition within the market, historical sales rates of the memberships for the specific amenity or the estimated impact of our pricing reductions and sales incentives; (b) net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the memberships for the specific recreational amenity or in similar recreational amenities owned by us or historical sales prices of similar membership offerings in the market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the memberships and related estimated cash flows. The discount rates that we used in the periods of 2006-2007 in the determination of fair values ranged from 10%-14%. The discount rates that we used during the year ended December 31, 2008 in the determination of fair values ranged from 15%-18%.

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

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

planned construction period is greater than one year, capitalized interest and real estate taxes are amortized to costs of sales under the percentage-of-completion method. Interest capitalized to property and equipment is depreciated on the straight-line method over the estimated useful lives of the related assets.

The following table is a summary of interest expense, net, and real estate taxes, net:

	For the years ended December 31,
	2008	2007	2006
Total interest incurred	$114,994	$149,346	$128,964
Debt issue cost amortization	10,051	4,879	3,356
Interest capitalized	(12,583)	(63,243)	(96,720)

Interest expense, net	$112,462	$90,982	$35,600

Previously capitalized interest included in cost of sales	$36,603	$36,218	$74,030

Real estate taxes incurred	$23,717	$28,660	$27,556
Real estate taxes capitalized	(347)	(3,882)	(10,225)

Real estate taxes, net	$23,370	$24,778	$17,331

Previously capitalized real estate taxes included in cost of sales	$3,149	$4,665	$7,182

As of the filing of the petition for reorganization, we discontinued accruing interest on pre-petition unsecured debt obligations. Contractual interest for the year ended December 31, 2008 equaled approximately $129,130.

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

The following table presents the activity in our warranty liability account included in accounts payable and other liabilities.

	For the years ended December 31,
	2008	2007	2006
Warranty liability at beginning of year	$19,145	$20,110	$18,578
Warranty costs accrued and incurred	9,433	8,293	10,299
Warranty costs paid	(2,077)	(9,258)	(8,767)

Warranty liability at end of year	$26,501	$19,145	$20,110

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid instruments with an original purchased maturity of three months or less as cash equivalents. Restricted cash consists principally of escrow accounts representing customer deposits restricted as to use. Cash as of December 31, 2008 and 2007 included $4,388 and $9,602, respectively, of amounts in transit from title companies for transactions closed at or near year-end.

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

Other Assets

Other assets primarily consist of income taxes receivable, prepaid expenses, community development district amounts, acquisition deposits and debt issue costs. Debt issue costs, principally loan origination and related fees, are deferred and amortized over the life of the respective debt using the straight-line method, which approximates the effective interest method.

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

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

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

We review goodwill annually (or whenever indicators of impairment exist) for impairment in accordance with SFAS 142. Our 2008 goodwill impairment charges of approximately $1,343 were related to real estate service units whose operations have been merged into similar reporting units. Our 2007 goodwill impairment charges of approximately $59,534 were comprised of approximately $38,073 related to specific homebuilding acquisitions made during the years 2004-2005, and approximately $21,462 related to our homebuilding and amenities operations in Florida. Our real estate services goodwill was considered not impaired based on our estimated fair values of the reporting units exceeding the carrying value of those reporting units.

The components of our goodwill are as follows:

	Homebuilding	Amenity membership and operations	Real estate services	Total
Balance as of December 31, 2005	$52,195	$5,364	$8,734	$66,293
Goodwill acquired during the year net of retirements	1,975	—	830	2,805

Balance as of December 31, 2006	54,170	5,364	9,564	69,098
Goodwill acquired during the year, net of retirements	—	—	98	98
Impairment losses	(54,170)	(5,364)	—	(59,534)

Balance as of December 31, 2007	—	—	9,662	9,662
Goodwill acquired during the year, net of retirements	—	—	22	22
Impairment losses	—	—	(1,343)	(1,343)

Balance as of December 31, 2008	$—	$—	$8,341	$8,341

We have identifiable intangible assets with estimated finite useful lives of 5 years. These assets were acquired through acquisitions and are being amortized on the straight-line basis over their estimated useful lives and had accumulated amortization of $1,196 and $726 at December 31, 2008 and 2007, respectively. We amortized $395, $501 and $624 for the years ended December 31, 2008, 2007 and 2006, respectively.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

The estimated aggregate amortization expense remaining is as follows:

2009	$392
2010	336
2011	60

$788

Accounts Payable and Other Liabilities

As a result of our Chapter 11 filing certain of our accounts payable and other liabilities have been classified in liabilities subject to compromise on the balance sheet as of December 31, 2008. The table below is presented before the reclassification to provide comparability to the prior year.

Accounts payable and other liabilities primarily consist of the following:

	December 31,
	2008	2007
Accounts payable	$47,037	$73,585
Accrued interest	27,550	15,901
Accrued real estate taxes	23,559	23,901
Contract retainage	5,059	18,602
Warranty liabilities	26,501	19,145
Deferred income	41,426	46,307
Other liabilities	65,687	44,549

	236,819	241,990
Accounts payable and other liabilities subject to compromise	(134,046)	—

	$102,773	$241,990

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

We have an interest rate swap agreement with a counterparty that is a major financial institution. The swap agreement effectively fixed the variable rate cash flows on our senior term note for the entire 5-year term. The interest rate swap agreement expires December 2010. The swap agreement was designated as a cash flow hedge.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

For the years ended December 31, 2006 and 2005, we recognized a cumulative net unrealized gain of $803 and a loss of $1,826, respectively, on our interest rate swap which were included in other comprehensive income, net of taxes, and the related asset was included in other assets. The fair value of the interest rate swap agreement was estimated based on quoted market rates of similar financial instruments. The related gains or losses were recorded in shareholders’ equity as accumulated other comprehensive income or loss. On August 17, 2007, we amended the senior term note agreement, which required us to reduce the balance to $262,500 and increased the interest rate. As a result, the underlying terms of the interest swap agreement no longer effectively matched the terms of the senior term note and we removed the designation of the swap agreement as a cash flow hedge. Subsequent changes in the fair value of the swap agreement are reflected in other income and expense in the consolidated statements of income. Due to our filing of petitions under Chapter 11 of the Bankruptcy Code, the interest rate swap agreement was terminated by the counterparty and the fair value on the termination date became due and payable as a secured obligation to the counterparty. At December 31, 2008, the fair value of the swap agreement of ($10,575) is reflected in liabilities subject to compromise in the consolidated balance sheet.

Fair Value of Financial Instruments

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

Level 1 Inputs—Quoted prices for identical instruments in active markets.

Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs—Instruments with primarily unobservable value drivers.

We have one derivative instrument, an interest rate swap agreement, subject to valuation under SFAS 157:

	December 31, 2008	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative	$10,575	$—	$10,575	$—

The non-cash mark-to-market resulted in a loss of $929 for the year ended December 31, 2008. Due to our filing of petitions under Chapter 11 of the Bankruptcy Code, the interest rate swap agreement was terminated by the counterparty and the fair value on the termination date became due and payable as a secured obligation to the counterparty.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Advertising Costs

Advertising costs consists primarily of television, radio, newspaper, direct mail, billboard, brochures and other media advertising programs. We expense advertising costs as incurred to selling, general and administrative costs. Tangible advertising costs such as architectural models and visual displays are capitalized to property and equipment or real estate inventories. Advertising expense was approximately $9,718, $17,964, and $31,577 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We assess our deferred tax assets quarterly to determine if valuation allowances are required. See Note 18 for further discussion of the valuation allowances recorded in 2008.

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

Stock-Based Compensation

At December 31, 2008, we have two stock incentive plans, which are described more fully in Note 17. Prior to January 1, 2006, we accounted for stock-based awards granted under the plans in accordance with the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123 Accounting for Stock-Based Compensation. Compensation expense related to stock options was not recognized in our condensed consolidated statement of operations prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R, Share-Based Payment, using the modified-prospective transition method. Under this transition method, compensation expense recognized subsequent to January 1, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

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

Employee Benefit Plan

Company employees who meet certain requirements as to age and service are eligible to participate in our 401(k) benefit plan. For the years ended December 31, 2008, 2007 and 2006, our expenses related to the plan were $1,597, $2,356, and $3,083, respectively.

Shareholders’ Equity

In addition to common stock, we have 100,000 shares authorized of series common stock, $.01 par value per share, and 100,000 shares authorized of preferred stock, $.01 par value per share. No shares of series common stock or preferred stock are issued and outstanding.

Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. In September 2006, our Board of Directors approved the repurchase of an additional 3,000 shares. During the year ended December 31, 2006, we repurchased 3,000 shares at an average price of $23.02 per share. During the years ended December 31, 2008 and 2007, we received approximately 12 and 7 shares, respectively, to satisfy employees tax liability on shares issued in conjunction with our stock-based compensation program.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding including the dilutive effect of stock options and convertible notes. Options to purchase common stock, restricted stock units and performance stock grants totaling 1,384, 3,906 and 1,879 shares were excluded from the computation of diluted weighted average shares outstanding for 2008, 2007 and 2006, respectively, due to their antidilutive effect. Approximately 4,534 shares related to the contingent convertible notes were excluded from the calculation of diluted weighted average shares outstanding for the years ended 2008 and 2007 due to their antidilutive effect.

Information pertaining to the calculation of earnings per share for each of the three years ended December 31 is as follows:

	2008	2007	2006
Basic weighted average shares outstanding	42,173	42,001	42,629
Dilutive common share equivalents:
Employee stock options, restricted stock and performance stock grants	—	—	820
Contingent convertible senior subordinated notes	—	—	—

Diluted weighted average shares outstanding	42,173	42,001	43,449

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Consolidated Statement of Cash Flows—Supplemental Disclosures

	For the years ended December 31,
	2008	2007	2006
Interest paid (net of amount capitalized)	$89,717	$83,280	$27,839

Income taxes paid, net	$249	$8,346	$84,315

Non-monetary transactions during 2008, 2007 and 2006:

	2008	2007	2006
Community development district obligations assumed by end user	$12,226	$7,281	$9,297
Change in community development district obligations	18,942	13,791	4,400

New Accounting Pronouncements

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

In April 2008, the FASB issued FASB Staff Position 90-7-1, “An Amendment of AICPA Statement of Position 90-7,”. FSP 90-7-1, which was effective immediately and amends SOP 90-7, paragraph 38 to nullify the requirement regarding changes in accounting principles. Previously under paragraph 38 of SOP 90-7, changes in accounting principles that will be required in the financial statements of an emerging entity within the 12 months following the adoption of fresh-start accounting were required to be adopted at the time fresh-start reporting was adopted. As a result of the amendment, an entity emerging from bankruptcy that applies fresh-start reporting should follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

interest cost is recognized in subsequent periods. Our 2003 4.0% contingent convertible senior subordinated notes due August 5, 2023 are within the scope of FSP APB 14-1. We will be required to record the debt portions of our 4.0% contingent convertible senior subordinated notes at their fair value on the date of issuance or subsequent amendment date and amortize the discount into interest expense over the life of the debt; however, there would be no effect on our cash interest payments. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008 and the interim periods within those fiscal years, and would be applied retrospectively to all periods presented. Early adoption is not permitted. We do not expect the adoption of FSP APB 14-1 to have a material effect on our consolidated financial statements.

Concentration Risks

Approximately 96% of our total revenues are generated from our Florida operations, with our Mid-Atlantic United States (Mid-Atlantic U.S.) and the Northeast United States (Northeast U.S.) markets comprising the remaining revenues. Consequently, the significant economic downturn in the Florida, Mid-Atlantic U.S. and Northeast U.S. markets has adversely affected our business, results of operations and financial condition.

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

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Condensed Combined Debtors-in-Possession Balance Sheet

December 31, 2008
Assets
Cash & cash equivalents	$97,331
Restricted cash	10,960
Mortgages & accounts receivable	10,417
Intercompany receivables, net	124,815
Real estate inventories	997,100
Plant & equipment	122,151
Investments in joint ventures and subsidiaries	270,101
Other assets	104,089

Total assets	$1,736,964

Liabilities and Shareholders’ Deficit
Accounts payable & other liabilities	$85,351
Customer deposits	24,987
CDD obligations	52,001
Senior revolving credit facility	498,924
Senior term loan	224,829
Debtor-in-possession term note	77,081
Mortgages & notes payable	1,775

964,948

Liabilities subject to compromise	979,527
Shareholders’ deficit	(207,511)

Total liabilities and shareholders’ deficit	$1,736,964

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Condensed Combined Debtors-in-Possession Statement of Operations

August 4, 2008 to December 31, 2008
Revenue	$89,509
Costs of sales	637,338

Gross margin	(547,829)
Other income and expenses, net	101,333

Loss before reorganization items and income taxes	(649,162)
Reorganization items, net	27,792
Income tax benefit	(19,219)

Net loss	$(657,735)

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Condensed Combined Debtors-in-Possession Statement of Cash Flows

August 4, 2008 to December 31, 2008
Cash flows from operating activities:
Net loss	$(657,735)
Adjustments to reconcile net loss to net cash provided by operating activities	694,067

Net cash provided by operating activities	36,332

Net cash provided by investing activities	(106)

Net cash provided by financing activities	11,898

Net increase in cash and cash equivalents	48,124
Cash and cash equivalents at beginning of period	49,207

Cash and cash equivalents at end of period	$97,331

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

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

The amount of previously capitalized interest included in cost of sales of each segment, thereby reducing segment gross margin, is also presented for purposes of additional analysis. The accounting policies of the segments are the same as those described in our significant accounting policies in Note 2. Asset information by business segment is not presented, since we do not prepare such information.

Year ended December 31, 2008	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals

		Homes	Lots
Revenues	$39,643	$282,420	$6,763	$72,477	$75,316	$79,458	$556,077
Gross margin	(325,841)	(260,844)	2,151	906	(30,991)	(2,890)	$(617,509)
Previously capitalized interest included in cost of sales	5,717	11,697	486	—	11	18,692	$36,603

Year ended December 31, 2007	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals

		Homes	Lots
Revenues	$35,385	$695,936	$16,444	$91,840	$78,625	$18,146	$936,376
Gross margin	(237,377)	(50,048)	(1,224)	2,404	(29,102)	9,513	$(305,834)
Previously capitalized interest included in cost of sales	10,426	24,135	1,207	—	(230)	680	$36,218

Year ended December 31, 2006	Tower Homes	Traditional		Real Estate Services	Amenity Membership and Operations and Other	Land Sales	Segment Totals

		Homes	Lots
Revenues	$729,516	$1,068,393	$38,093	$109,421	$87,423	$11,739	$2,044,585
Gross margin	139,816	113,339	6,402	5,431	(26,126)	6,789	245,651
Previously capitalized interest included in cost of sales	42,918	27,680	3,220	—	22	190	74,030

See the consolidated statements of operations for a reconciliation of gross margin to income before minority interests and income taxes for the years ended December 31, 2008, 2007 and 2006.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

5.	Asset Impairments and Write Offs

The weakened market conditions that arose during late 2005 have persisted through 2008 and resulted in significantly lower than expected net new orders, revenues and gross margins and higher than expected cancellation rates. As a result, certain of our inventories and other long-lived assets were tested for impairment and we recorded asset impairment losses of approximately $600,985 and $319,040 for the years ended December 31, 2008 and 2007, respectively.

The following table quantifies our impairments for each of our inventory components:

	December 31,
	2008	2007
Land and land improvements	$308,955	$136,247
Investments in amenities	33,347	19,800
Work in progress:
Towers	8,367	44,195
Homes	21,568	14,453
Completed inventories:
Towers	172,427	69,080
Homes	56,321	35,265

Total impairments	$600,985	$319,040

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

Write-off of deposits and other costs

We evaluate deposits and other costs related to land option contracts for recoverability and write-off such deposits and others costs when it is no longer probable that we will pursue the purchase as originally planned. These decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the purchase agreement, the timing of required land purchases, and other factors. We wrote off approximately $16,321, $22,864 and $41,363 for the years ended December 31, 2008, 2007 and 2006, respectively related to forfeited deposits and other costs associated with the termination or probable termination of land option contracts.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Valuation adjustments and land purchase deposit write-offs by geographic market:

	For the years ended December 31,
Inventory valuation adjustments	2008	2007	2006
Traditional homebuilding:
Florida	$180,843	$122,059	$91,275
Northeast	10,437	13,672	912
Mid-Atlantic	59,312	3,234	1,467

Tower homebuilding:
Florida	238,406	159,187	—
Northeast	52,561	—	—
Mid-Atlantic	17,247	—	—

Real estate services		—	—
Amenity membership and operations and other	33,347	19,800	4,501
Land sales	8,832	1,088	—

Total	$600,985	$319,040	$98,155

	For the years ended December 31,
Deposits and other related costs	2008	2007	2006
Traditional homebuilding:
Florida	$3,611	$704	$20,826
Northeast	28	9,940	1,323
Mid-Atlantic	10	25	4,175

Tower homebuilding:
Florida	(87)	11,735	581
Northeast	12,961	—	—
Mid-Atlantic	—	—	—

Real estate services	—	—	—
Amenity membership and operations and other	(202)	460	—
Land sales	—	—	14,458

Total	$16,321	$22,864	$41,363

6.	Discontinued Operations

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

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

The results from discontinued operations were as follows:

	For the years ended December 31,
	2008	2007	2006
Revenue	$—	$4,580	$9,114
Gross margin	—	1,931	4,728
Gain on sale of facility	—	22,422	—
Income tax expense	—	8,374	1,848
Net income from discontinued operations	—	15,979	2,879

7.	Mortgage Notes and Accounts Receivable

Mortgage notes and accounts receivable are summarized as follows:

	December 31,
	2008	2007
Accounts receivable	$13,161	$18,544
Mortgage notes receivable	620	594

	$13,781	$19,138

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

8.	Real Estate Inventories

Real estate inventories are summarized as follows:

	December 31,
	2008	2007
Land and land improvements	$628,500	$834,178
Investments in amenities	72,052	123,807
Work in progress:
Towers	7,658	322,659
Homes	54,653	153,487
Completed inventories:
Towers	175,578	180,300
Homes	83,518	233,878

Total real estate inventories	$1,021,959	$1,848,309

Work in progress includes tower units and homes that are finished, sold and ready for delivery. Work in progress also includes unsold tower units and homes in various stages of construction and tower land in the initial stages of site planning and tower design. Completed inventories consist of model homes used to facilitate sales

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

and tower units and homes that were not subject to a sales contract. Including model homes, we had 234 and 477 completed single- and multi-family homes at December 31, 2008 and 2007, respectively. We had 506 and 391 completed tower residences at December 31, 2008 and 2007, respectively.

9.	Land and Lot Purchase Arrangements

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

Under the provisions of the Financial Accounting Standards Board Interpretation 46-R, Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB 51, we have concluded that whenever we enter into an arrangement to acquire land or lots from an entity and pay a non-refundable deposit or enter into a partnership arrangement, a VIE may be created. If we are deemed to be the primary beneficiary of these arrangements, we would be required to consolidate the VIE. Our exposure to loss as a result of our involvement with the VIE is limited to our deposit and pre-development costs not the VIE’s total assets or liabilities that may be consolidated on the balance sheet. As of December 31, 2008, we have no remaining active arrangements to acquire land and lots.

10.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (in years)	December 31,
		2008	2007
General corporate facilities:
Land and improvements	10 to 15	$1,095	$1,611
Buildings and improvements	5 to 40	15,738	23,554
Furniture, fixtures and equipment	2 to 15	50,953	54,276
Assets under construction	—	—	77

		67,786	79,518

Amenities:
Land and improvements	10 to 15	104,823	135,452
Buildings and improvements	5 to 40	99,481	86,218
Furniture, fixtures and equipment	2 to 15	19,114	16,701
Marinas and docks	5 to 20	353	353
Assets under construction	—	1,632	8,705

Total amenities		225,403	247,429

		293,189	326,947
Less accumulated depreciation		(109,560)	(90,518)

Property and equipment, net		$183,629	$236,429

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

For the year ended December 31, 2008, we recorded asset impairment losses of approximately $36,616 of which $36,210 related to recreational amenity assets and $406 related to certain of our sales offices. There were no such impairments recognized in 2007.

11.	Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures, which are not considered variable interest entities, represent our ownership interest in real estate limited partnerships and are accounted for under the equity method when we have less than a controlling interest, have substantive participating rights or we are not the primary beneficiary as defined in FIN 46R. At December 31, 2008 investments in unconsolidated joint ventures consists of the following:

Name of Venture	Percentage of Ownership	Type and Location of Property
Pelican Landing Timeshare Ventures Limited Partnership	51.0%	Multi-family timeshare units—Bonita Springs, Florida

WCI Mortgage LLC	49.9%	Mortgage banking operations—Bonita Springs, Florida

We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The evaluation of our investments in unconsolidated entities includes two critical assumptions: (1) projected future distributions from the unconsolidated entities and (2) discount rates applied to the future distributions. Our assumptions on the projected future distributions from the unconsolidated entities are dependent on market conditions. Specifically, distributions are dependent on cash to be generated from the sale of inventory by the unconsolidated entities. Such inventory is also reviewed for potential impairment by the unconsolidated entities in accordance with SFAS 144. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, our proportionate share is reflected in equity in earnings (loss) from unconsolidated entities with a corresponding decrease to our investment in unconsolidated entities.

In the third quarter of 2008, we exited two unconsolidated joint ventures, Ocala 623 Land Development LLC and Renaissance at Woodlands LLC. During the years ended December 31, 2008 and 2007, we recorded approximately $4,480 and $10,748, respectively, of valuation adjustments to our investments in these joint ventures in accordance with APB 18. Effective February 2009, our interests in these two joint ventures were dissolved and we were released from any further obligations under the joint venture agreements. The Company did not record any adjustments to its investments in unconsolidated entities related to SFAS 144 or APB 18 during 2006. These valuation adjustments were calculated based on current market conditions and assumptions made by management, which may differ materially from actual results if market conditions change. As a result of the dissolution of our interest in Renaissance at Woodlands LLC we were also released from a loan guarantee obligation of approximately $5,000.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Our share of net earnings (loss) is based upon our ownership interest. We may be required to make additional cash contributions to the ventures, pursuant to the venture agreements, to avoid the loss of all or part of our interest in such ventures. Although our joint ventures do not have outstanding debt, the partners may agree to incur debt to fund partnership and joint venture operations in the future.

The basis differences between our investments in joint ventures and the equity in underlying net assets are primarily attributable to acquisition purchase accounting, agreed upon values among the Partners for contributed assets, deferred development fees and other basis differences. At December 31, 2008 and 2007, our basis in net partnership assets is less than our capital on the partnerships’ books by $921 and $1,594, respectively. The basis differences are realized by us primarily as the joint ventures sell underlying assets. The aggregate condensed financial information reflects the financial information of the unconsolidated joint ventures and is summarized as follows:

	December 31,
	2008	2007
Assets
Real estate inventories	$25,566	$92,891
Club facilities, property and equipment, net	23	18
Other assets	14,527	21,484

Total assets	$40,116	$114,393

Liabilities and Partners’ Capital
Total liabilities	$2,617	$22,294
Capital—other partners	18,380	56,345
Capital—the Company	19,119	35,754

Total liabilities and partners’ capital	$40,116	$114,393

	For the years ended December 31,
	2008	2007	2006
Combined Results of Operations
Revenues	$12,258	$33,277	$25,681

Net income (loss)	$690	$2,574	$(1,511)

12.	Debtor-In-Possession Financing

On September 24, 2008, pursuant to authorization from the Delaware Bankruptcy Court, we entered into a $150,000 Debtor-In-Possession Credit Agreement (the DIP Agreement) with a syndicate of lenders, some of which were lenders under our pre-petition secured debt facilities, led by Wachovia Bank, National Association, acting as administrative agent, and Bank of America, N.A., acting as collateral agent. The Court also granted WCI final authority to continue using its on-hand cash collateral during the Chapter 11 case. The DIP Credit Agreement includes an $80,000 term loan and a $70,000 revolving credit facility (collectively, the DIP Loans). The $80,000 term loan was a required borrowing on the closing date, approximately $50,000 of which was used to repay the outstanding balance under our Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement, dated as of September 22, 2005, with the remainder to be used for general

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

corporate purposes. Availability of funds under the revolving credit facility is subject to a limitation on the amount of cash and cash equivalents held by WCI. We may also request the issuance of up to $25,000 in letters of credit. As part of the order, we granted the pre-petition agents and the lenders various forms of protection, including liens and administrative claims to protect against the diminution of the collateral value to the extent provided in the final order approving the DIP Agreement. The DIP Agreement initially matures on September 24, 2009, subject to a six-month extension period. Borrowings under the DIP Agreement bear interest at the Eurodollar Rate plus 6.0% or an index base rate plus 5.0%. At December 31, 2008, the revolving credit facility was accruing interest at 8.25%.

Our obligations under the DIP Agreement are guaranteed by substantially all of our subsidiaries (the Guarantors). We are required to make certain mandatory repayments under the DIP Agreement in the event we sell certain assets, including bulk unit sales, subject to certain exceptions. Certain mandatory repayments may permanently reduce the original borrowing capacity, as further defined in the DIP Agreement.

The DIP Agreement and the related guarantees are secured by first priority liens on substantially all of WCI’s and the Guarantors’ assets. The DIP Agreement includes certain covenants that impose substantial restrictions on WCI’s and the Guarantors’ financial and business operations, including the ability to, among other things, incur or secure other debt, make investments, sell assets and pay dividends or repurchase stock. In addition, we are required to maintain an Appraised Value Ratio, as defined, of not less than 1.26 to 1.0, and to meet certain monthly cash flow variance tests. At December 31, 2008, we were in compliance with these covenants.

13.	Pre-Petition Debt Obligations

Senior Secured Revolving Credit Facility

The filing of the Chapter 11 petitions triggered repayment obligations under a number of our debt instruments and agreements. As a result, all of our debt obligations became immediately payable. We believe that any efforts to enforce the payment obligations are stayed as a result of the Chapter 11 filings. In addition, we are no longer able to borrow funds under our pre-petition debt agreements.

In June 2006, we entered into a new senior unsecured revolving credit agreement (the Revolving Credit Facility). The Revolving Credit Facility provided for a $930,000 revolving loan and matures June 2010, subject to extensions at our request, not to exceed four years from the existing maturity date, and allows for prepayments and additional borrowings to the maximum amount, provided an adequate borrowing base is maintained. In April 2007 and August 2007, simultaneously with the amendment of the senior secured term note (the Term Loan), the Revolving Credit Facility was amended to reduce the borrowing capacity and modify certain financial and operational covenants. We also agreed to provide the lenders under the Revolving Credit Facility with mortgages and other security documents covering substantially all of our unsecured assets as security and to obtain appraisals and other property-specific reports. In addition, the lenders under the Revolving Credit Facility agreed to waive existing prohibitions on a defined Change of Control to accommodate the change in the membership of our Board of Directors. The Revolving Credit Facility allows an allocation of the unused balance for issuance of a maximum of $280,000 of stand-by letters of credit of which $36,616 is outstanding at December 31, 2008. At September 30, 2007, we failed to comply with the minimum EBITDA to Fixed Charges ratio as defined in the August 2007 amendment and we requested and received a limited waiver of default from the lenders under the Revolving Credit Facility in November 2007. Pursuant to the terms of the waiver the interest rate increased to the lender’s prime rate plus 2.00% or the Eurodollar base rate plus 3.50%, payable in arrears. At December 31, 2008, $498,924 of our outstanding balance under the Revolving Credit Facility was accruing interest at 5.69%.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

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

Senior Secured Term Loan

In December 2005, we entered into a $300,000 senior unsecured term note (the Term Loan). The Term Loan is a senior obligation guaranteed by all significant operating subsidiaries of the Company, and is cross-defaulted with our Revolving Credit Facility. The proceeds of the Term Loan were used to repurchase a portion of our outstanding 10-5/8% Senior Subordinated Notes due 2011. The Term Loan matures December 2010. We may prepay the Term Loan, in whole or in part, at any time without fees or penalty. Simultaneous with the closing of the Term Loan, we executed a swap agreement that effectively fixes the interest rate on the borrowing at 6.9% for the entire term of the Term Loan. The Term Loan contains customary covenants, including covenants that, in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of substantially all of our assets, and that require us to maintain specified financial ratios and satisfy financial condition tests. In June 2006, the Term Loan was amended to conform certain terms and covenants to those of the Revolving Credit Facility. In April 2007 and August 2007, simultaneously with the amendment of the Revolving Credit Facility, the Term Loan was amended to reduce the borrowing capacity and modify certain financial and operational covenants. We also agreed to provide the lenders under the Term Loan with mortgages and other security documents covering substantially all of our unsecured assets as security and to obtain appraisals and other property-specific reports. In addition, the lenders under the Term Loan agreed to waive existing prohibitions on a defined Change of Control to accommodate the change in the membership of our Board of Directors. At September 30, 2007, we failed to comply with the minimum EBITDA to Fixed Charges ratio as defined in the August 2007 amendment and we requested and received a limited waiver of default from the lenders under the Term Loan in November 2007. Pursuant to the terms of the waiver the interest rate increased to the LIBOR base rate plus 4.00% (5.69% at December 31, 2008), payable in arrears.

On January 16, 2008, we further simultaneously amended the Term Loan. This amendment provides for, among other things, a waiver of the EBITDA to Fixed Charges ratio for the quarters ending September 30, 2007 and December 31, 2007, and waiver of the Leverage Ratio for the quarter ending December 31, 2007. The borrowing capacity under the Term Note was reduced from $262,500 (under the August 2007 amendment) to $253,125 effective January 16, 2008, with subsequent reductions to $243,750 on February 28, 2008, to $225,000 on July 1, 2008 and to $206,250 on July 1, 2009. The amendment also specifies mandatory prepayments and limits the use of proceeds from the Term Note. The interest rate is LIBOR base rate plus 5.25%. The interest rate

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

can be increased up to 25 basis points based on the ATNW and the Leverage Ratio, as set forth below. The revised Term Loan contains modifications to certain financial and operational covenants, which limit our ability, among other items, to repurchase subordinated debt and common stock, and to finance tower construction under the Term Loan.

Senior Subordinated Notes

As a result of the Chapter 11 petitions the notes became immediately payable and are included in liabilities subject to compromise at December 31, 2008.

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

Junior Subordinated Notes

In February 2006, we issued $65,000 of junior subordinated notes (the Notes) in a private placement. The Notes bear interest at a fixed rate of 7.54%, payable quarterly in arrears through April 30, 2016 and thereafter at a variable rate equal to LIBOR plus 250 basis points, adjusted quarterly. The Notes mature April 30, 2036. The Notes are subordinated to all existing and future senior debt. Proceeds from the offering were used to repay $64,700 of the outstanding balances under the senior unsecured credit facility. As a result of the Chapter 11 petitions the notes became immediately payable and are included in liabilities subject to compromise at December 31, 2008.

In September 2005, we issued $100,000 of junior subordinated notes (the Notes) in a private placement. The Notes bear interest at a fixed rate of 7.25%, payable quarterly in arrears through October 30, 2015 and thereafter at a variable rate equal to LIBOR plus 250 basis points, adjusted quarterly. The Notes mature October 30, 2035. The Notes are subordinated to all existing and future senior debt. Proceeds from the offering were used to repay $98,000 of the outstanding balances under the senior unsecured credit facility. As a result of the Chapter 11 petitions the notes became immediately payable and are included in liabilities subject to compromise at December 31, 2008.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Contingent Convertible Senior Subordinated Notes

In August 2003 we issued $125,000 of 4.0% contingent convertible senior subordinated notes (the 4% Notes) due 2023. The 4% Notes mature August 5, 2023 and interest is payable semi-annually in arrears commencing on February 5, 2004. The 4% Notes are subordinated to all existing and future senior debt. As a result of the Chapter 11 petitions the notes became immediately payable and are included in liabilities subject to compromise at December 31, 2008.

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

In connection with the reduction in our credit rating by Moody’s on our senior subordinated debt, a holder of our 4% Notes may now convert all or a portion of such 4% Notes. Upon conversion of the 4% Notes, we will pay cash equal to the lesser of the cash conversion price (as defined in the Supplemental Indenture) and 100

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

percent of the principal amount of the Convertible Notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the 4% Notes, we may elect to issue common stock or pay an amount of cash equivalent to the difference between the cash conversion price and 100 percent of the principal amount of the 4% Notes. As of December 31, 2008, the cash conversion price per $1,000 aggregate principal amount of 4% Notes would result in the holder receiving an amount less than par and no holders have requested conversion.

14.	Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	December 31,
	2008	2007
Purchase money mortgage loans, net	$1,775	$8,169
Revolving credit $390,000 construction loan	—	291,956

	$1,775	$300,125

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

In September 2005, we entered into an amended and restated revolving credit construction loan agreement (the Tower Loan Agreement) that replaced the previous $290,000 revolving tower construction loan. The loan was repaid from proceeds of the DIP Loan.

In connection with the purchase of real estate assets located in Manatee County, Florida, we entered into two promissory notes payable to the sellers totaling $19,225. The notes were repaid in January 2008.

15.	Community Development District Obligations

In connection with the development of certain of our communities, community development or improvement districts may utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities. We utilize two primary types of bonds issued by the district, type “A” or “B” which are used to reimburse us for construction or acquisition of certain infrastructure improvements. The “A” bond is the portion of a bond offering that is ultimately intended to be assumed by the end-user, and the “B” bond is our obligation. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district. If the owner of the parcel does not pay this obligation, a lien is placed on the property to secure the unpaid obligation. The bonds, including interest and redemption premiums, if any, and the associated lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The amount of community development district and improvement district bond obligations issued and outstanding with respect to our communities totaled $107,754 and $149,810 at December 31, 2008 and 2007, respectively. Bond obligations at December 31, 2008 mature from 2011 to 2036.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

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

In accordance with EITF Issue 91-10, Accounting for Special Assessments and Tax Increment Financing, we record a liability, net of cash held by the districts that directly reduce our district obligations for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. We reduce this liability by the corresponding assessment assumed by property purchasers and the amounts paid by us at the time of closing and transfer of the property. We have accrued $54,694 and $87,870 as of December 31, 2008 and 2007, respectively, as our estimated amount of bond obligations that we may be required to pay.

16.	Income Taxes

The provision for income taxes consists of the following:

	For the years ended December 31,
	2008	2007	2006
Current:
Federal	$(70,533)	$(43,312)	$52,540
State	—	843	10,020

	(70,533)	(42,469)	62,560

Deferred:
Federal	51,818	(38,766)	(50,274)
State	—	—	(13,590)

	51,818	(38,766)	(63,864)

Income tax (benefit) expense from continuing operations	(18,715)	(81,235)	(1,304)
Income tax expense from discontinued operations	—	8,374	1,848

Total income tax (benefit) expense	$(18,715)	$(72,861)	$544

Income taxes payable (receivable) consists of the following:

	December 31,
	2008	2007
Current	$(53,334)	$(33,379)
Deferred	—	(51,818)

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

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

In accordance with SFAS 109, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Given the continued downturn in the homebuilding industry during the fourth quarter of 2008, resulting in additional inventory and intangible impairments, land purchase option write-offs and operating losses, we were, and continue to be, in a three year cumulative loss position at December 31, 2008 and 2007. According to SFAS 109, a three year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded an increase to the valuation allowance of approximately $313,000 against our deferred tax assets resulting in full valuation of our net deferred tax assets. Our approximate $195,000 of federal net operating loss carryforwards remaining after carryback to 2006 expire December 31, 2028.

Deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
Deferred Tax Assets
Allowances and other intangibles	$4,358	$11,276
Real estate inventories	359,214	157,255
Warranties and other accruals	15,244	3,579
Stock options	4,221	2,379
Net operating losses	93,706	39,038
AMT Tax	3,329	—
Other	2,634	5,453

Total	482,706	218,980

Valuation allowance	(463,497)	(150,134)

Total deferred tax assets	19,209	68,846

Deferred Tax Liabilities
Fixed assets	(11,575)	(9,409)
Deferred income	(9,409)	(9,472)
Acquisition intangibles	1,775	1,853

Total deferred tax liabilities	(19,209)	(17,028)

Net deferred tax assets (liabilities)	$—	$51,818

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

A reconciliation of the statutory rate and the effective tax rate from continuing operations follows:

	December 31,
	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.9	3.6	2.3
Valuation allowance	(32.8)	(22.2)	—
Limitation on benefit to be recognized	—	—	—
IPO costs	—	—	(49.1)
Manufacturing deduction, net of other nondeductible items	—	—	(15.2)
Permanent items	—	(2.6)	—
Other	(4.1)	(1.8)	—

Effective rate	2.0%	12.0%	(27.0)%

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

For the year ended December 31, 2008

Balance at January 1, 2008	$34,958
Changes based on tax positions related to current year	4
Changes for tax positions in prior years	(2,590)
Reductions for tax positions of prior years	(1,460)
Settlements	—

Balance at December 31, 2008	$30,912

At December 31, 2008, we had gross tax-affected unrecognized tax benefits of approximately $30,910, of which approximately $30,910 would impact the effective tax rate. Included in the balance sheet at December 31, 2008 are approximately $965 of items of which the ultimate deductibility are certain but the timing of the deduction is uncertain. Accordingly, we did not recognize the tax benefits associated with these timing differences.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

We classify estimated interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 31, 2008 we have accumulated approximately $2,380 of gross interest expense and estimated penalties, of which approximately $2,380 would decrease the effective rate if recognized. It is reasonably possible that a gross amount of $856 will impact the effective tax rate within the twelve months following December 31, 2008.

We are periodically audited by federal and state taxing authorities. The outcome of these audits may result in taxes in addition to amounts previously paid. Tax returns for years 2005 – 2007 remain open and subject to examination by the Internal Revenue Service (IRS). We are currently under examination by the IRS for the year 2007. It is possible that examinations may be initiated by any jurisdiction where we operate and the results of which may increase our income tax liabilities, decrease the amount of deferred tax assets, and may materially change the amount of unrecognized income tax benefits for tax positions taken.

17.	Stock Incentive Plans

We have two stock incentive plans, the Employee’s 2004 Stock Incentive Plan for key employees and the Non-Employee Directors’ Stock Incentive Plan (Non-Employee Directors’ Plan). Each plan is administered by a committee of the Board of Directors (the Executive Compensation Committee). Under the Employee’s 2004 Stock Incentive Plan, the Executive Compensation Committee approves the number of shares for which options, stock appreciation rights (SARs), and other equity based awards are to be granted. The maximum number of shares authorized to be granted as of December 31, 2008 was approximately 6,566 common shares which is based on 15% of the issued and outstanding shares of our common stock as provided in the 2004 Stock Incentive Plan. As of December 31, 2008, approximately 2,821 shares are available for future grant. Options and SAR’s vest on various schedules from grant date over periods of up to five years and are exercisable within ten years of the grant date, at which time the options and SAR’s expire. Non-employee directors’ compensation paid in the form of vested restricted stock units (RSUs) and common stock may also be issued from the 2004 Stock Incentive Plan. On March 31, 2009, the Company filed a Post-Effective Amendment to its registration statement for the Employees 2004 Stock Incentive Plan, to deregister all remaining unissued shares.

Under the Non-Employee Directors’ Plan, non-qualified stock options and SARs to purchase up to approximately 215 shares of our common stock may be granted to our non-employee directors. On May 17, 2006, our shareholders approved an amended and restated Non-Employee Directors’ Plan which increased the number of shares authorized for issuance to 565 and to permit issuance of other stock-based awards in addition to the stock options and SARs previously authorized. As of December 31, 2008, 345 shares are available for future grant. Beginning October 2005, all stock-based grants issued under the Non-Employee Directors Compensation Program immediately vest upon grant with the exception of the agreement entered into in December 2006 in connection with the election of our Vice Chairman of the Board of Directors. Under the agreement, the Vice Chairman received 80,000 stock options which vested in September 5, 2007; the options expired September 2, 2008. On March 31, 2009, the Company filed a Post-Effective Amendment to its registration statement for the Non-Employee Directors’ Plan, to deregister all remaining unissued shares.

Compensation expense recognized related to our share-based awards during the year ended December 31, 2008, 2007 and 2006 was approximately $2,111, $6,667 and $6,104, respectively. For the years ended December 31, 2008, 2007 and 2006, the total income tax benefit recognized in the consolidated statement of operations for share-based awards was approximately $0, $862 and $1,238, respectively. The tax deductions related to stock options exercised during the years ended December 31, 2008, 2007 and 2006 totaled approximately $0, $893 and $3,233, respectively.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

The fair value of each of our stock option awards is estimated on the date of grant using a lattice option pricing model. The fair value of our stock option awards, which are subject to graded vesting, is expensed on a straight-line basis over the vesting life of the stock options. Stock option awards expected volatility is based on an average of historical volatility of our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures. The expected term of stock option awards granted is derived primarily from historical exercise experience under our share-based payment plans and represents the period of time that stock option awards granted are expected to be outstanding.

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $1.52, $8.63 and $10.70, respectively, per share at date of grant. No options were exercised in 2008. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $1,205 and $7,207, respectively.

A summary of the changes in stock options and SARs during the year ended December 31, 2008 was as follows:

	Stock Options and SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	3,068	$18.46
Granted	364	3.53
Exercised	—	—
Canceled	(2,275)	15.86

Outstanding at December 31, 2008	1,157	$18.85	5.6 years	$—

Vested and expected to vest in the future at December 31, 2008	1,154	$18.88	5.6 years	$—

Options vested at December 31, 2008	878	$19.63	4.8 years	$—

The fair value of stock options and stock appreciation rights granted in 2008, 2007 and 2006 was estimated using a lattice option pricing model with the following assumptions: contractual life of 10-years, dividend yield of 0% and expected volatility of 38% for 2008 and 2007 and 35% for 2006. The risk free interest rate assumptions range from 3.56% to 5.16%.

The fair value of nonvested shares is determined based on the closing price of the Company’s common stock on the grant date. The grant date fair value of the RSUs and PSGs was $3.53 in 2008, $5.95 to $23.80 in 2007 and $15.01 to $27.66 in 2006. The RSUs generally vest 100% two to three years from grant date except grants under the Non-Employee Directors’ Stock Incentive Plan immediately vest. The PSGs contingently vest over a period of one to three years upon the achievement of certain performance conditions. No expense was recognized for the 2008 and 2007 PSGs because the performance goals were deemed unattainable. During 2006, management determined the performance goals in the 2005 and 2006 PSGs were unobtainable and reversed $3,325 of compensation expense of which $1,075 related to prior periods as provided in SFAS 123R. In 2008 and 2007, approximately $26 and $87, respectively, of compensation expense was recognized as a result of change-in-control provisions in the 2004 Stock Incentive Plan, even though the performance goals are unattainable.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

A summary of our RSUs and PSGs activity for the year ended December 31, 2008 was as follows:

	RSUs	Weighted Average Grant Date Fair Value	PSGs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	122	$23.32	311	$28.08
Granted	45	3.53	91	3.53
Issued	(44)	28.64	(4)	27.51
Forfeited	(30)	15.64	(303)	23.67

Nonvested at December 31, 2008	93	$13.64	95	$18.67

Historically, we have issued shares from our authorized but unissued shares to satisfy share option exercises. At December 31, 2008, there was approximately $977 of unrecognized compensation expense related to unvested share-based awards granted under our share-based payment plans, of which $762 relates to stock options and $215 relates to non-vested shares. That expense is expected to be recognized over a weighted-average period of approximately 9.6 months.

18.	Transactions with Related Parties

Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those which would result from transactions among wholly unrelated parties. All significant related party transactions require approval by our independent members of the Board of Directors.

We lease space in an office building from an entity affiliated through ownership interests with one of our directors. As a result of our Chapter 11 filing the lease was rejected effective January 31, 2009, and a new lease was executed with reduced rent and less rentable square feet. The new lease terminates February 1, 2010 unless terminated earlier at our election on or after November 1, 2009. Rent of $2,331, $3,085 and $2,635 was incurred for the years ended December 31, 2008, 2007 and 2006, respectively. We lease commercial office space from an entity whose shareholders include one of our directors, a former director, former chief executive officer and former chief financial officer with expiration in June 2009. Payments under the leases aggregated approximately $583, $786 and $808 in 2008, 2007 and 2006, respectively.

19.	Commitments and Contingencies

We lease building space for our management offices, sales offices and other equipment and facilities. Minimum future commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2008 are as follows:

2009	$13,839
2010	9,917
2011	6,443
2012	3,498
2013	1,352
Thereafter	4,085

$39,134

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Rental expense included base and operating cost reimbursements of $19,326, $31,143 and $27,631 was incurred for the years ended December 31, 2008, 2007 and 2006, respectively.

Standby letters of credit and performance bonds, issued by third party entities, are used to guarantee our performance under various contracts, principally in connection with the development of our projects and land purchase obligations. At December 31, 2008, we had approximately $37,082 in letters of credit outstanding which expire at various dates through 2009. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $74,505 at December 31, 2008, are typically outstanding over a period of approximately one to five years. Our estimated exposure on the outstanding surety bonds is approximately $43,014 based on development remaining to be completed.

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

We may be responsible for funding certain condominium and homeowner association deficits in the ordinary course of business. Although there has been an increased delinquency rate in association assessments, we do not currently believe these obligations will have any material adverse effect on our financial position or results of operations and cash flows.

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In most cases, the lawsuits involving the Company and/or its Debtors, have been stayed as a result of the Company’s Chapter 11 filing. In addition, in 2008 the Company has experienced a significant increase in the number of rescission claims and legal actions brought by resident contract purchasers alleging that various factors give them rescission rights under the Interstate Land Sales Act and other federal and state laws. Although the Company intends to vigorously contest these claims, there can be no assurance that the Company will prevail in each claim. In the opinion of management, the outcome of all these matters will not have a material adverse effect on the financial condition or results of operations of the Company, However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our estimates and assumptions related to these proceedings, or due to the ultimate resolution of the litigation, or if additional legal actions are bought against us.

The Company has received filed claims, letters and phone calls alleging defective drywall. As a consequence of the Company’s Chapter 11 filing, the Company believes that any issues or claims that may relate to Chinese drywall constitute pre-petition claims that are subject to treatment and discharge in the Company’s Chapter 11 plan. The Company was granted permission by the Bankruptcy Court to implement an alternate dispute resolution procedure to liquidate certain pre-petition claims, including any claims relating to alleged defective drywall and to permit recovery from responsible third parties. On February, 24 2009, the Court issued an Order Approving Alternative Dispute Resolution Procedures (ADR Procedure) allowing the Company to implement the ADR Procedure and process claims, including any claims related to alleged defective drywall. The $11 million reserve established by the Company for homes with one or more air conditioning coil replacements (which may or may not be related to Chinese drywall), are pre-petition claims subject to the automatic stay and reflected in the liabilities on the balance sheet that are subject to adjustment, compromise, and modification in the Chapter 11 proceedings.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

On March 10, 2009, a purported class action lawsuit was filed in the U.S. District Court, Southern District of Florida (Case No. 09-CV-60371), against Knauf Plasterboard, Tianjin Co., Knauf Gips KG, Rothchilt International Ltd., and WCI Communities, Inc. on behalf of all owners who purchased homes in Florida from WCI Communities, Inc. that allegedly contain defective drywall. The plaintiffs voluntarily dismissed their claims against the Company, without prejudice, after the plaintiffs were notified on the Company’s pending Chapter 11 proceeding.

In addition, on or about January 23, 2008, an action was filed in the United States District Court for the Southern District of Florida against the Company and its subsidiary, The Resort at Singer Island Properties, Inc. (RSI), on behalf of a purported class of the purchasers of hotel condominium units in The Resort at Singer Island who have entered into rental management agreements with respect to those condominium units. The aggregate purchase price of these units was approximately $138.7 million. The complaint in the action, Mastrella, et al. v. WCI Communities, Inc., et al., alleges that the Company and RSI violated Section 12(a)(1) of the Securities Act of 1933 by not registering the offering of these units with the Securities and Exchange Commission. The complaint seeks rescission of the condominium purchase agreements and rental management agreements. The Company and RSI believe they have meritorious defenses, and intend to vigorously defend the action. These cases have been stayed as a result of the Company’s Chapter 11 filing.

20.	Supplemental Guarantor Information

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

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Condensed Consolidating Balance Sheets

	December 31, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Assets
Cash and cash equivalents	$87,431	$15,412	$10,367	$—	$113,210
Restricted cash	7,827	2,206	2,225	—	12,258
Mortgage notes and accounts receivable	6,609	6,194	2,178	(1,200)	13,781
Real estate inventories	650,914	220,551	150,494	—	1,021,959
Property and equipment	73,065	61,745	48,819	—	183,629
Investment in subsidiaries	402,380	15,048	—	(417,428)	—
Other assets	385,153	360,565	15,346	(627,941)	133,123

Total assets	$1,613,379	$681,721	$229,429	$(1,046,569)	$1,477,960

Liabilities and Shareholders’ (Deficit) Equity
Accounts payable and other liabilities	$333,768	$185,183	$294,000	$(629,141)	$183,810
Senior secured debt	723,753	—	—	—	723,753
Debtor-in-possession financing	77,081	—	—	—	77,081
Mortgages and notes payable	—	—	1,775	—	1,775

	1,134,602	185,183	295,775	(629,141)	986,419

Liabilities subject to compromise	979,527	—	—	—	979,527
Minority interests	—	—	26,600	—	26,600
Shareholders’ (deficit) equity	(500,750)	496,538	(92,946)	(417,428)	(514,586)

Total liabilities and shareholders’ (deficit) equity	$1,613,379	$681,721	$229,429	$(1,046,569)	$1,477,960

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

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

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Condensed Consolidating Statements of Operations

	For the year ended December 31, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$387,473	$148,984	$19,952	$(332)	$556,077
Total cost of sales	772,840	218,382	182,696	(332)	1,173,586

Gross margin	(385,367)	(69,398)	(162,744)	—	(617,509)
Total other income and expenses, net	142,030	130,065	52,543	—	324,638

Loss from continuing operations before minority interests, reorganization items, income taxes and equity in income of subsidiaries	(527,397)	(199,463)	(215,287)	—	(942,147)
Minority interests	—	—	14,428	—	14,428
Reorganization items, net	27,792	—	—	—	27,792
Intercompany management fees	3,965	(15,344)	11,379	—	—
Income tax expense (benefit)	14,692	(33,408)	1	—	(18,715)
Equity in income of subsidiaries, net of tax	(362,950)	(7,024)	—	369,974	—

Net loss	$(936,796)	$(157,735)	$(212,239)	$369,974	$(936,796)

	For the year ended December 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$455,145	$218,592	$263,123	$(484)	$936,376
Total cost of sales	703,523	281,742	257,429	(484)	1,242,210

Gross margin	(248,378)	(63,150)	5,694	—	(305,834)
Total other income and expenses, net	198,748	115,524	63,984	—	378,256

(Loss) income from continuing operations before minority interests, income taxes and equity in income of subsidiaries	(447,126)	(178,674)	(58,290)	—	(684,090)
Minority interests	—	—	8,345	—	8,345
Intercompany management fees	4,429	(30,859)	26,430	—	—
Income tax expense (benefit)	4,888	(80,144)	(5,979)	—	(81,235)
Equity in income of subsidiaries, net of tax	(136,315)	1,136	—	135,179	—
Income from discontinued operations, net of tax	14,227	1,752	—	—	15,979

Net income	$(578,531)	$(64,783)	$(70,396)	$135,179	$(578,531)

	For the year ended December 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Total revenues	$1,233,503	$508,504	$303,089	$(511)	$2,044,585
Total cost of sales	1,133,055	406,254	260,136	(511)	1,798,934

Gross margin	100,448	102,250	42,953	—	245,651
Total other income and expenses, net	167,578	48,345	25,734	—	241,657

Income from continuing operations before minority interests, income taxes and equity in income of subsidiaries	(67,130)	53,905	17,219	—	3,994
Minority interests	—	—	837	—	837
Intercompany management fees	(41,095)	27,716	13,379	—
Income tax (benefit) expense	(15,137)	16,048	(2,215)	—	(1,304)
Equity in income of subsidiaries, net of tax	17,397	623	—	(18,020)	—
Income from discontinued operations, net of tax	2,515	364	—	—	2,879

Net income	$9,014	$11,128	$6,892	$(18,020)	$9,014

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2008
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net loss	$(936,796)	$(157,735)	$(212,239)	$369,974	(936,796)
Adjustments to reconcile net loss to net cash provided by operating activities	1,171,055	166,273	223,297	(369,974)	1,190,651

Net cash provided by operating activities	234,259	8,538	11,058	—	253,855

Net cash (used in) provided by investing activities	(15,002)	12,142	183	—	(2,677)

Cash flows from financing activities:
Net repayments on senior secured debt	(84,722)	—	—	—	(84,722)
Net borrowings from debtor-in-possession financing	77,081	—	—	—	77,081
Net repayments on mortgages and notes payable	(298,364)	—	—	—	(298,364)
Other	17,292	(34,813)	(3,263)	—	(20,784)

Net cash used in financing activities	(288,713)	(34,813)	(3,263)	—	(326,789)

Net (decrease) increase in cash and cash equivalents	(69,456)	(14,133)	7,978	—	(75,611)
Cash and cash equivalents at beginning of year	156,887	29,545	2,389	—	188,821

Cash and cash equivalents at end of year	$87,431	$15,412	$10,367	$—	$113,210

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2007
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net loss	$(578,531)	$(64,783)	$(70,396)	$135,179	(578,531)
Adjustments to reconcile net loss to net cash provided by operating activities	723,585	111,354	76,657	(135,179)	776,417

Net cash provided by operating activities	145,054	46,571	6,261	—	197,886

Net cash provided by (used in) investing activities	30,393	2,582	(1,920)	—	31,055

Cash flows from financing activities:
Net borrowings on senior secured debt	4,629	—	—	—	4,629
Net repayments on mortgages and notes payable	(54,163)	—	(10,000)	—	(64,163)
Other	819	(21,553)	(1,728)	—	(22,462)

Net cash used in financing activities	(48,715)	(21,553)	(11,728)	—	(81,996)

Net increase (decrease) in cash and cash equivalents	126,732	27,600	(7,387)	—	146,945
Cash and cash equivalents at beginning of year	30,155	1,945	9,776	—	41,876

Cash and cash equivalents at end of year	$156,887	$29,545	$2,389	$—	$188,821

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

Condensed Consolidating Statement of Cash Flows

	For the year ended December 31, 2006
	WCI Communities, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	Consolidated WCI Communities, Inc.
Cash flows from operating activities:
Net income	$9,014	$11,128	$6,892	$(18,020)	$9,014
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(540,632)	45,986	(13,818)	9,841	(498,623)

Net cash (used in) provided by operating activities	(531,618)	57,114	(6,926)	(8,179)	(489,609)

Net cash (used in) provided by investing activities	(14,777)	(29,240)	(3,013)	—	(47,030)

Cash flows from financing activities:
Net borrowings on senior unsecured debt	409,796	—	—	—	409,796
Net repayments on mortgages and notes payable	232,167	(19,641)	—	8,179	220,705
Other	(82,802)	(12,712)	(9,056)	—	(104,570)

Net cash provided by (used in) financing activities	559,161	(32,353)	(9,056)	8,179	525,931

Net increase (decrease) in cash and cash equivalents	12,766	(4,479)	(18,995)	—	(10,708)
Cash and cash equivalents at beginning of year	17,389	6,424	28,771	—	52,584

Cash and cash equivalents at end of year	$30,155	$1,945	$9,776	$—	$41,876

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

21.	Quarterly Financial Information (unaudited)

Quarterly financial information for the years ended December 31, 2008 and 2007 is presented below:

	2008
	First (1)	Second (1)	Third (1)(2)	Fourth (1)(2)
Revenue	$137,051	$230,083	$99,487	$89,456
Gross margin	(1,108)	(36,176)	(479,181)	(101,044)
Loss before minority interests, reorganization items and income taxes	(83,616)	(101,070)	(594,075)	(163,386)
Minority interests	(245)	1,119	13,026	528
Net loss	(84,099)	(100,218)	(576,844)	(175,635)
Earnings per share: (5)
Basic and diluted	$(2.00)	$(2.38)	$(13.68)	$(4.16)

Weighted average number of shares:
Basic and diluted	42,148	42,169	42,181	42,193

	2007
	First (3)	Second (3)	Third (3)	Fourth (3)(4)
Revenue	$338,167	$241,188	$165,432	$191,589
Gross margin	39,654	(6,955)	(40,840)	(297,693)
Loss from continuing operations before minority interests and income taxes	(26,482)	(76,686)	(117,026)	(463,896)
Minority interests	(593)	1,415	1,666	5,857
Loss from continuing operations	(16,604)	(46,843)	(69,843)	(461,220)
Discontinued operations, net of tax	793	13,626	121	1,439
Net loss	(15,811)	(33,217)	(69,722)	(459,781)
Earnings per share: (5)
Basic and diluted:
From continuing operations	$(.40)	$(1.12)	$(1.66)	$(10.96)
From discontinued operations	.02	.33	—	.03

	$(.38)	$(.79)	$(1.66)	$(10.93)

Weighted average number of shares:
Basic and diluted	41,920	41,988	42,030	42,064

(1)	Includes pre-tax asset impairments of $6,866, $25,936, $467,119 and $101,064, in the first, second, third and fourth quarters, respectively, and write-offs of approximately $(97), $7,128, $9,532 and $(242) in the first, second, third and fourth quarters, respectively in forfeited deposits and pre-development costs associated with the termination of land and lot options.
(2)	Includes pre-tax property and equipment impairments of approximately $32,331 and $4,285 and pre-tax investment in joint venture impairments of approximately $4,470 and $10, in the third and fourth quarters respectively.
(3)	Includes pre-tax asset impairments of approximately $557, $35,145, $35,591 and $257,831, in the first, second, third and fourth quarters, respectively, and write-offs of approximately $505, $196, $352 and $21,811 in the first, second, third and fourth quarters respectively, in forfeited deposits and pre-development costs associated with the termination of land and lot options.

WCI Communities, Inc.

Debtor-in-Possession

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

(In thousands, except per share data)

(4)	Includes pre-tax goodwill impairments of approximately $59,534 and pre-tax investment in joint venture impairment of approximately $10,748.
(5)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the reported earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on such evaluation, such officers have concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective solely due to our failure to file our Form 10-K on a timely basis. This failure was the result of our Chapter 11 bankruptcy process and our reorganization plans which have required substantial effort from our limited finance, accounting and management personnel. We continue to apply controls and procedures consistent with prior periods. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31(a) and 31(b) to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A. for a more complete understanding of the matters covered by such certifications.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G(3).

The Company posts its Code of Business Conduct and Ethics on its Corporate Governance webpage at www.wcicommunities.com.

The Company’s Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer. We will post any amendments or waivers to the Code of Business Conduct and Ethics to the extent that they are required to be disclosed by the rules of the SEC, on our website. The information on the Company’s website is not incorporated by reference into this report. You can request a copy of these documents, excluding exhibits, at no cost, by addressing a request to:

WCI Communities, Inc.

Attention: Investor Relations

24301 Walden Center Drive

Bonita Springs, FL 34134

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G(3).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G(3).

The following table provides information as of December 31, 2008 with respect to the shares of WCI common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareholders.

	Common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Common shares remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,157,212	$18.85	3,166,605
Equity compensation plans not approved by security holders	—	—	—

Total	1,157,212	$18.85	3,166,605

(1)	Does not include 93,329 and 95,425 restricted stock units and performance share grants, respectively, because they have no exercise price.
(2)	Our Employee’s 2004 Stock Incentive Plan provides for a maximum number of shares authorized to be granted based on 15% of the maximum number of the issued and outstanding shares of our common stock as provided in the Plan.

Please refer to the discussion of the Company’s equity incentive plans in Note 19 to the Company’s consolidated financial statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G(3).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in this Form 10-K in accordance with General Instruction G(3).

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

3.	Exhibits:

Exhibit Number	Exhibit description
3.1	Form of Second Restated Certificate of Incorporation of WCI Communities, Inc. (9)

3.2	Form of Third Amended and Restated By-laws of WCI Communities, Inc. (9)

3.3	Amendment to the Third Amended and Restated By-laws of WCI Communities, Inc. (23)

4.1	Form of Specimen Certificate for Common Stock of WCI Communities, Inc. (1)

4.2	Rights Agreement dated as of January 30, 2007 (18)

4.3	First Amendment to Rights Agreement dated February 27, 2007 (19)

4.4	Second Amendment to Rights Agreement dated August 20, 2007 (23)

10.1	Amended and Restated 1998 Non-Employee Director Stock Incentive Plan. (16)

10.2	2004 Stock Incentive Plan of WCI Communities, Inc. (6)

10.3	Amendment to the 2004 Stock Incentive Plan of WCI Communities, Inc. (22)

10.4	Senior Management Incentive Compensation Plan (16)

10.6	Indenture, dated as of April 24, 2002, by an among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 (2)

10.7	Form of 2002 Severance Agreement for certain senior vice presidents of WCI Communities, Inc. (25)

10.8	Indenture, dated August 5, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated Notes due 2023 (3)

10.9	Supplemental indenture, dated as of December 15, 2004, by and among WCI Communities, Inc., certain of its subsidiaries and the Bank of New York relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated notes due 2023 (7)

10.10	Indenture, dated September 29, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 7-7/8% Senior Subordinated Notes due 2013 (4)

10.11	Form of Indemnification Agreement for directors and executive officers (5)

Exhibit Number	Exhibit description
10.12	Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, among WCI Communities, Inc. and Bank of America, as administrative agent and lender (17)

10.13	First Amendment to the Revolving Credit Agreement dated June 13, 2006, among the Company, the lenders party thereto and Bank of America, dated as of April 5, 2007 (20)

10.14	Second Amendment to the Revolving Credit Agreement among the Company, the lenders party thereto and Bank of America, N.A., dated as of August 17, 2007 (23)

10.15	Third Amendment to the Revolving Credit Agreement among the Company, the lenders party thereto and Bank of America, N.A., dated as of January 16, 2008 (24)

10.16	Form of Stock Option Agreement for Key Employees (25)

10.17	Indenture, dated as of March 10, 2005, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 6-5/8% Senior Subordinated notes due 2015 (8)

10.21	Debtor-in-Possession Credit Agreement dated as of September 24, 2008 among WCI Communities, Inc. as Borrower, certain direct and indirect subsidiaries of the Borrower as Debtor Guarantors, certain other direct and indirect subsidiaries of the Borrower as Non-Debtor Guarantors and Wachovia Bank, N.A., as administrative agent and lender (30)

10.22	Indenture, dated as of September 28, 2005, between WCI Communities, Inc. and JP Morgan Chase Bank, N.A., relating to $100,000,000 in aggregate principal amount of 7-1/4% Junior Subordinated notes due 2035 (12)

10.23	2005 Compensation Program for non-Employee Directors as amended December 13, 2006 (19)

10.24	Senior Term Loan Agreement, dated as of December 23, 2005, among WCI Communities, Inc. and Key Bank, N.A. as lender and administrative agent (13)

10.25	Second Amendment to the Senior Term Loan Agreement among the Company, the lenders party thereto, and Key Bank, N. A., dated as of April 5, 2007 (20)

10.26	Third Amendment to Term Loan Agreement among the Company, the lenders party thereto and Key Bank, National Association, dated as of August 17, 2007 (23)

10.27	Fourth Amendment to Term Loan Agreement among the Company, the lenders party thereto and Key Bank, National Association, dated as of January 16, 2008 (24)

10.28	Indenture, dated as of February 3, 2006, by and among WCI Communities, Inc. and JP Morgan Chase Bank, N.A. relating to the $65,000,000 in aggregate principal amount of 7.54% Junior Subordinated notes due 2036. (14)

10.29	2007 Management Incentive Compensation Plan. (22)

10.30	Amendment to the WCI Communities, Inc. Senior Management Incentive Compensation Plan (22)

10.31	Form of Stock Appreciation Rights Agreement for Key Employees (21)

10.32	Form of Performance Stock Unit Agreement for Key Employees (21)

10.33	Form of Restricted Stock Unit Agreement for Key Employees (21)

10.34	Form of 2007 Severance Agreement and Nonsolicitation Agreement (25)

10.35	Form of Amendment to 2007 Severance and Nonsolicitation Agreement (25)

10.36	Form of Amendment to 2002 Severance and Nonsolicitation Agreement (25)

Exhibit Number	Exhibit description
10.37	Amendment to Senior Management Incentive Plan dated August 10, 2007 (22)

10.38	Agreement among WCI Communities, Inc., and Ichan Partner LP, Ichan Partners Master Fund LP and High River Limited Partnership, dated as of August 20, 2007 (23)

10.39	Senior Secured Revolving Credit Agreement Limited Waiver dated March 17, 2008 (26)

10.40	Senior Term Loan Agreement Limited Waiver dated March 17, 2008 (26)

10.41	Second Amendment to Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement and Waiver dated March 17, 2008 (26)

10.42	Separation Agreement and General Release, dated August 1, 2008, between WCI Communities, Inc. and Jerry L. Starkey (27)

10.43	Form of Severance Agreement and Nonsolicitation Agreement with Russell Devendorf (*)

10.44	Agreement, dated March 3, 2008, among WCI Towers Northeast USA Inc. and NJDCA. (29)

10.45	Debtor-in-Possession Credit Agreement dated as of September 24, 2008 among WCI Communities, Inc. as Borrower, certain direct and indirect subsidiaries of the Borrower as Debtor Guarantors, certain other direct or indirect subsidiaries of the Borrower as Non-Debtor Guarantors and Wachovia Bank, N.A., as administrative agent and lender (30)

10.46	2008 Management Incentive Compensation Plan (*)

10.47	2009 Management Incentive Compensation Plan (*)

10.48	2009 Emergence Incentive Compensation Plan (*)

11.1	Statement re computation of per share earnings (***)

12.1	Ratio of Earnings to Fixed Charges (*)

14.1	Code of Ethics (****)

21.1	Subsidiaries of WCI Communities, Inc. (*)

31.1	Rule 13a-14(a) certification by David Fry, President and Interim Chief Executive Officer (*)

31.2	Rule 13a-14(a) certification by Russell Devendorf, Senior Vice President and Chief Financial Officer (*)

32.1	Section 1350 certification by David Fry, President and Interim Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)

32.2	Section 1350 certification by Russell Devendorf, Senior Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)

*	Filed herewith.
**	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	See footnote 2 to the consolidated financial statements.
****	Available on our webpage at www.wcicommunities.com.

(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).
(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Registration Statement on Form S-4 (Registration No. 333-87250).

(3)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108462).
(4)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-111184).
(5)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2003 (Commission File 1-31255).
(6)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s 2004 Proxy Statement.
(7)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-K for the year ended December 31, 2004 (Commission File 1-31255).
(8)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on March 11, 2005 (Commission File 1-31255).
(9)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on May 24, 2005 (Commission File 1-31255).
(12)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on October 3, 2005 (Commission File 1-31255).
(13)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on December 28, 2005 (Commission File 1-31255).
(14)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2006 (Commission File No. 1-31255).
(16)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s From 8-K on May 22, 2006 (Commission File 1-31255).
(17)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on June 13, 2006 (Commission File 1-31255).
(18)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 8-K on February 2, 2007 (Commission File 1-31255).
(19)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2006 (Commission File 1-31255).
(20)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on April 18, 2007 (Commission File 1-31255).
(21)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2007 (Commission File 1-31255).
(22)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 15, 2007 (Commission File 1-31255).
(23)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 21, 2007 (Commission File 1-31255).
(24)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on January 17, 2008 (Commission File 1-31255).
(25)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2007 (Commission File 1-31255).
(26)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on March 19, 2008 (Commission File 1-31255).
(27)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 6, 2008 (Commission File 1-31255).
(28)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on November 12, 2008 (Commission File 1-31255).
(29)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-Q for the quarterly period ended March 31, 2008 (Commission File 1-31255).
(30)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-Q for the quarterly period ended September 30, 2008 (Commission File 1-31255).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI Communities, Inc.
Registrant

By:	/s/ RUSSELL DEVENDORF
Name:	Russell Devendorf
Title:	Senior Vice President and Chief Financial Officer

Date: May 8, 2009

Pursuant to the requirements of the Securities Exchange, Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

CARL C. ICAHN Carl C. Icahn	Chairman of the Board	May 8, 2009

/s/ DON E. ACKERMAN Don E. Ackerman	Director	May 8, 2009

/s/ HILLIARD M. EURE, III Hilliard M. Eure, III	Director	May 8, 2009

/s/ NICHOLAS F. GRAZIANO Nicholas F. Graziano	Director	May 8, 2009

/s/ JONATHAN R. MACEY Jonathan R. Macey	Director	May 8, 2009

/s/ KEITH A. MEISTER Keith A. Meister	Director	May 8, 2009

/s/ VINCENT INTRIERI Vincent Intrieri	Director	May 8, 2009

/s/ DAVID L. FRY David L. Fry	President and Interim Chief Executive Officer	May 8, 2009

/s/ RUSSELL DEVENDORF Russell Devendorf	Senior Vice President and Chief Financial Officer	May 8, 2009

/s/ SCOTT A. PERRY Scott A. Perry	Chief Accounting Officer	May 8, 2009