Form 10-K/A
period 2008-12-31
WCI COMMUNITIES INC
filed 2009-06-30
CIK 1137778

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $41,288,546.

As of March 31, 2009, there were 42,243,652 shares of Common Stock outstanding.

EXPLANATORY NOTE

On May 8, 2009, WCI Communities, Inc. (the Company or WCI) filed its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2008. WCI hereby amends its Form 10-K to provide the information called for in Part III. The Company also amends and restates in its entirety Item 15 of its Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 as amended, the Company has repeated the entire text of Part III and Item 15 of the Form 10-K in this Form 10-K/A. Except as expressly set forth above, this Form 10-K/A does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

Paul D. Appolonia Senior Vice President (Human Resources) Age 54	Mr. Appolonia is responsible for the recruitment, training and development, retention and compensation of WCI’s professionals and employees. Prior to joining WCI in 2002, Mr. Appolonia was the Vice President Human Resources and Corporate Services for Orius Corp. He also led Human Resources and Corporate Services for Ocwen Financial Corporation, Inc. as a Vice President. Mr. Appolonia brings 31 years of human resources and personnel management experience to WCI.

Russell Devendorf Senior Vice President and Chief Financial Officer Age 36	Russell Devendorf is Senior Vice President and Chief Financial Officer. Mr. Devendorf joined WCI from homebuilder Meritage Homes Corporation where he served as Vice President-Finance since May 2008. Prior to joining Meritage Homes Corporation, Mr. Devendorf was employed by homebuilder TOUSA, Inc. where he held several financial and accounting management positions over a six year period, most recently Vice President and Treasurer. He also served as senior auditor at Ernst & Young, LLP in their real estate practice and is a Certified Public Accountant and Certified Treasury Professional.

David L. Fry Interim Chief Executive Officer Age 49	Mr. Fry was appointed interim President and Chief Executive Officer effective August 1, 2008. Mr. Fry previously held positions as Chief Operating Officer, Chief Operating Officer of Traditional Homebuilding and Real Estate Services, WCI’s Division President of the Real Estate Services and Traditional Homebuilding West Central Florida Region and Amenities Divisions. He joined WCI in 1995 as Vice President of Amenities, and subsequently led WCI’s Real Estate Services encompassing the operating business units of WCI Title, WCI Mortgage and Prudential Florida WCI Realty.

Vivien N. Hastings Senior Vice President, Secretary and General Counsel Age 58	Ms. Hastings has been the Senior Vice President and General Counsel for WCI since 1998. In 1995, Ms. Hastings was Senior Vice President and General Counsel of WCI Communities Limited Partnership. Prior to her role as General Counsel, she held various positions in WCI Communities Limited Partnership’s legal department. From 1982 to 1989, Ms. Hastings was Vice President and Co-General Counsel of Merrill Lynch Hubbard, Inc., a real estate division of Merrill Lynch & Co. Prior to her tenure with Merrill Lynch, she was an associate with the law firm of Winston & Strawn.

Timothy J. Oak Regional President Homebuilding and Tower Age 47	Timothy Oak is the Regional President for Homebuilding and Tower operations in Florida. Hired in 1989 as Construction Manager of Florida Design Communities, Mr. Oak has since held a variety of positions, including with both FDC and WCI Communities Director of Construction, Vice President of Construction, Sr. Project Manager, Division President for Traditional Homebuilding in both the Southwest and West Central regions of Florida. Prior to his tenure with WCI, Mr. Oak worked for General Homes. Mr. Oak holds a Florida General Contractors license.

Jonathan M. Pertchik Chief Restructuring Officer Age 42	Jonathan M. Pertchik is Chief Restructuring Officer and is responsible for managing the Company’s reorganization through the Chapter 11 process. Previously, Mr. Pertchik served as Division President Florida East Coast as well as Vice President Operations-Tower Division. Prior to joining WCI in 2005, Mr. Pertchik served as Senior Vice President and Managing Principal of The Staubach Company, having created the South Florida Division. Mr. Pertchik is a former practicing attorney in the areas of RTC failed Savings and Loan matters as well as federal disability litigation. Mr. Pertchik is an inactive member of the Florida Bar.

BOARD OF DIRECTORS

Don E. Ackerman Director since 1995 Age 75	Mr. Ackerman served as Chairman of the Board of Directors from November 4, 2005 through September 5, 2007, and from July 24, 1995 through February 17, 2005. From 1985 until the merger of WCI Communities Limited Partnership and Florida Design Communities under the name WCI Communities, Inc. in June 1999, Mr. Ackerman also served as Chairman of the Board of Directors and Executive Vice President of WCI Communities Limited Partnership and as a Director of Florida Design Communities. He is also a director of Sun City Center Office Plaza, Inc. and served as Chief Executive Officer of Aston Care Systems, Inc. until September, 2008. From 1967 until 1991, Mr. Ackerman was a partner at J.H. Whitney & Co., a venture capital firm. In 1992 Mr. Ackerman purchased Walden University, a small distance education graduate school, and served as chief Executive Officer until its merger into Sylvan Learning Systems (now Laureate Education) in 2004. Mr. Ackerman has served as the Chief Executive Officer of Aston Care Systems, Inc. from April 2002 until September 2008, and is the Chief Executive Officer of Chandelle Ventures, Inc., a private investment company. He also previously served as a director of Schlumberger Ltd. for 20 years, during which he chaired the audit and compensation committees at various times.

Hilliard M. Eure, III Director since 2003 Age 73	Mr. Eure serves on the Board of Directors and the Nominating Committee of MarineMax, Inc., and also serves as Chair of its Audit Committee. Mr. Eure was a member of the Board of Directors, Audit Committee, and Chairman of the Board of WEDU, a public broadcasting station, from 1991 through 2001. Mr. Eure was the Managing Partner of the Tampa Bay Practice of KPMG (formerly Peat, Marwick, Mitchell & Co.) from July 1977 until June 1993 and an audit partner in Atlanta and Greensboro, NC from 1968 through 1976.

Nicholas F. Graziano Director since 2007 Age 36	Mr. Graziano is a Managing Director of Sandell Asset Management Corp., an investment manager, and has over 12 years of financial management experience. Mr. Graziano has been with Sandell since September 2006. From February 2004 to July 2006, Mr. Graziano was an investment analyst with the primary investment vehicle of Carl C. Icahn including Icahn Partners, a multi-billion dollar global hedge fund. From February 2002 to February 2004, Mr. Graziano was an analyst with March Partners LLC, a global event-driven hedge fund. From May 1999 to May 2000, and from September 2000 to October 2001, Mr. Graziano was employed as a Vice President in the Investment Banking Department of Thomas Weisel Partners, an investment bank. From 1995 to 1999, Mr. Graziano was employed by Salomon Smith Barney as an Associate in the Financial Sponsors Group. Mr. Graziano earned a BA in Economics from Duke University in 1994 and an MBA in Finance from Duke University in 1995. Mr. Graziano currently serves on the board of directors of InfoSpace, Inc. and previously served on the board of directors of WestPoint International, Inc. and HowStuffWorks, Inc.

Carl C. Icahn Director since 2007 Age 73	Carl C. Icahn currently serves as Chairman of the Board and has been a Director since August 2007. Mr. Icahn has served as chairman of the board and a director of Starfire Holding Corporation (“Starfire”), a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly-owned subsidiary of Icahn Enterprises L.P. (“Icahn Enterprises”), and certain related entities, Mr. Icahn’s principal occupation is managing private investment funds, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, and Icahn Partners Master Fund III LP. Prior to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp., since September 2004. Since November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate, and home fashion. Mr. Icahn was chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Since 1994, Mr. Icahn has been the principal beneficial stockholder and has served as chairman of the board and as a director of American Railcar Industries, Inc., a publicly-traded company that is primarily engaged in the manufacturing of covered hopper and tank railcars. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which until February 2008, was a subsidiary of Icahn Enterprises. From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the owner and operator of The Sands casino in Atlantic City until November 2006. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006. Mr. Icahn has served as a Director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies since July 1993. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. In October 2005, Mr. Icahn became a director of WestPoint International, Inc., a manufacturer of bed and bath home fashion products. From September 2006 to November 2008, Mr. Icahn was a director of Imclone Systems Incorporated (“Imclone”), a biopharmaceutical company, and from October 2006 to November 2008, he was the Chairman of the Board of Imclone. In December 2007, Mr. Icahn became a director of Federal-Mogul Corporation (“Federal-Mogul”), a supplier of automotive products, and since January 2008, has been the chairman of the board of Federal-Mogul. In August 2008, Mr. Icahn became a director of Yahoo! Inc., a company that provides internet services to users, advertisers, publishers and developers world wide. Mr. Icahn received his B.A. from Princeton University.

Vincent J. Intrieri Director since 2008 Age 52	On August 14, 2008, Vincent J. Intrieri was appointed as a director of the Company. Since July 2006, Vincent Intrieri has been a director of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate and home fashion. Since November 2004, Mr. Intrieri has been a Senior Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages third party private investment funds. Since January 1, 2005, Mr. Intrieri has been Senior Managing Director of Icahn Associates Corp. and High River Limited Partnership, entities primarily engaged in the business of holding and investing in securities. Since April 2005, Mr. Intrieri has been the President and Chief Executive Officer of Philip Services Corporation, a metal recycling and industrial services company. Since August 2005, Mr. Intrieri has served as a director of American Railcar Industries, Inc. (“ARI”), a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars. From March 2005 to December 2005, Mr. Intrieri was a Senior Vice President, the Treasurer and the Secretary of ARI. Since April 2003, Mr. Intrieri has been Chairman of the Board of Directors and a director of Viskase Companies, Inc., a producer of cellulosic and plastic casings used in preparing and packaging processed meat products. Mr. Intrieri also serves on the boards of directors of the following companies: National Energy Group, Inc., a company engaged in the business of managing the exploration, production and operations of natural gas and oil properties; XO Holdings, Inc., a telecommunications company; WestPoint International, Inc., a manufacturer of bed and bath home fashion products; and Federal-Mogul Corporation, a supplier of automotive products. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Intrieri is a certified public accountant. Mr. Intrieri received a BS in Accounting from The Pennsylvania State University.

Jonathan R. Macey Director since 2007 Age 53	Professor Macey has, since 2004, been the Sam Harris Professor of Corporate Law, Corporate Finance and Securities Law at the Yale Law School, and Professor in the Yale School of Management. Professor Macey is currently a member of the Economic Advisory Board of FINRA (the Financial Industry Regulatory Authority). He also is a member of FINRA’s National Adjudicatory Council. Professor Macey is currently Chairman of the Yale University Advisory Committee on Investor Responsibility, which develops recommendations for presentation to the Yale Corporation concerning the voting of Yale’s stock at annual corporate meetings. Professor Macey was also the President of the non-profit Yale Law Journal Corporation until June 2007. From 1990 to 2004, Professor Macey was the J. DuPratt White Professor of Law at Cornell Law School, and from 2002 to 2004, Professor of Law & Business Administration at the Johnson Graduate School of Business at Cornell University. Professor Macey has also been a Visiting Professor at a number of law schools, including, the Stockholm School of Economics, the University of Chicago, the University of Tokyo and the University of Virginia. From 1982 to 1983, Professor Macey was law clerk to the Honorable Henry J. Friendly, United States Court of Appeals, Second Circuit. From 1998 to 1999, Professor Macey was a director of Telxon Corporation, a designer, manufacturer, integrator and marketer of wireless and portable tele-transaction computers and systems. For ten years, Professor Macey served as Reporter for the American Bar Association’s Committee on Corporate Laws’ Model Business Corporation Act Revision Project, the principal professional body concerned with reforming and improving the statutes that govern corporate entities. In 1977, Professor Macey received a Bachelor of Arts degree in Economics, cum laude, from Harvard College, and in 1982, a Juris Doctor degree from the Yale Law School. In 1996, Professor Macey received a Ph.D. (Law) (honoris causa) from the Stockholm School of Economics.

Keith A. Meister Director since 2007 Age 35	Since March 2006, Keith Meister has served as Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate and home fashion. Since November 2004, Mr. Meister has been a Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages third party private investment funds. Since June 2002, Mr. Meister has served as senior investment analyst of High River Limited Partnership, an entity primarily engaged in the business of holding and investing in securities. Mr. Meister also serves on the boards of directors of the following companies: Motorola, Inc., provider of global communications; XO Holdings, Inc., a telecommunications company; and Federal-Mogul Corporation, a supplier of automotive products. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Meister received an A.B. in government, cum laude, from Harvard College in 1995.

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

CODE OF BUSINESS CONDUCT AND ETHICS

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to WCI’s directors, officers and employees, including without limitation, WCI’s Chief Executive Officer and senior financial officers (including the Chief Financial Officer, Chief Accounting Officer, Corporate Controller and persons performing similar functions). The Code of Business Conduct and Ethics is posted on our website, www.wcicommunities.com, at the “Investors” tab. Any change, waiver, implied waiver or amendment to the Code of Business Conduct and Ethics will be disclosed promptly to the public on WCI’s website to the extent required by, and in accordance with, the applicable rules and regulations of the Securities and Exchange Commission (the SEC) and New York Stock Exchange (the NYSE).

NOMINATION TO BOARD OF DIRECTORS

On September 2, 2008, various functions of the Nominating/Corporate Governance Committee were delegated to the Board of Directors for the duration of the Chapter 11 proceedings. During the pendency of the Chapter 11 cases, WCI has not held an annual meeting of shareholders to elect directors and does not expect to do so prior to emergence from Chapter 11.

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

Hilliard M. Eure, III

Nicholas F. Graziano

Carl C. Icahn

Vincent J. Intrieri

Jonathan R. Macey

Keith A. Meister

BOARD COMMITTEES

Standing Committees of the Board

The Board has three standing committees: an Audit Committee, a Nominating/Corporate Governance Committee and an Executive Compensation Committee. On September 2, 2008, various functions of the Nominating/Corporate Governance Committee were delegated to the Board of Directors for the duration of the Chapter 11 proceedings.

AUDIT COMMITTEE

As of December 31, 2008, the Audit Committee consisted of Hilliard M. Eure, III, who serves as the Chair, Mr. Graziano, and Mr. Macey. Each member of the Audit Committee is “independent” for purposes of the listing standards of the NYSE and the applicable rules and regulations of the SEC and our independence standards. The Board of Directors of WCI has determined that Mr. Eure qualifies as an independent director and also as an “audit committee financial expert”, as that term is defined by the rules and the regulations of the SEC. The Charter for the Audit Committee is available on our website, www.wcicommunities.com, at the “Investors” tab. The organization, functions and responsibilities of the Audit Committee are described more fully in its Charter. The Audit Committee met 12 times during 2008.

WCI continues to maintain the Audit Committee of the Board of Directors as a separately designated standing committee despite the fact that we are not currently subject to the listing standards of the New York Stock Exchange.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

The following table provides information concerning compensation paid or accrued by us to or on behalf of our former Chief Executive Officer, Interim Chief Executive Officer, and two other most highly compensated executive officers, each of whom served in such capacities at December 31, 2008, other than our former Chief Executive Officer who separated from the Company effective August 1, 2008, collectively known as our named executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Jerry L. Starkey, Former President and Chief Executive Officer (3)	2008	704,615		718,288	1,422,903
	2007	1,200,000	1,731,549	15,227	2,946,776

David L. Fry, Current Interim President and Chief Executive Officer	2008	550,000	285,493	22,828	858,321
	2007	550,000	318,350	22,911	891,261

Timothy J. Oak, Regional President Homebuilding & Tower	2008	450,000	173,361	18,281	641,642
	2007	450,000	203,955	29,867	683,822

R. Michael Curtin, Senior Vice President Sales & Marketing (4)	2008	375,000	169,752	8,019	552,771
	2007	375,000	176,955	12,100	564,055

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 and 2007 fiscal years for the SSARs granted to each respective named executive officer in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions we used in calculating these values, refer to notes 1 and 17 of the WCI audited financial statements in the Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on May 8, 2009. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized by the named executive officers.

(2)	“All Other Compensation” for 2008 consists of the following:

Name	Perquisites and Other Personal Benefits ($)		Severence Benefits ($) (C)	Insurance Premiums ($) (D)	Company Contributions to 401(k) Plans ($)	Total ($)
David L. Fry	14,400	(A)	—	1,528	6,900	22,828

Timothy J. Oak	12,000	(A)	—	1,531	4,750	18,281

R. Michael Curtin	463	(B)	—	2,869	4,687	8,019

Jerry L. Starkey	3,910	(B)	706,573	905	6,900	718,288

(A)	Includes annual automobile allowance.
(B)	Includes the value of the executive’s personal use of a corporate automobile.
(C)	Includes a $700,000 lump sum payment and the value of the corporate automobile lease under the terms of a separation agreement.
(D)	Insurance premiums represent incremental costs incurred by the Company with respect to executive long-term disability and long-term care insurance.

(3)	Mr. Starkey separated from the Company effective August 1, 2008.
(4)	Mr. Curtin resigned effective March 31, 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

The following table provides information regarding outstanding awards for our named executive officers as of our most recent fiscal year end.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date
	(1)	(1)
Jerry L. Starkey (2)	—	—	—	—

David L. Fry
Option Grant	12,695	—	6.01	6/30/2010
Option Grant	34,418	—	10.46	1/1/2011
Option Grant	45,890	—	16.04	1/1/2012
Option Grant	22,946	—	9.08	2/21/2013
Option Grant	30,000	—	21.86	2/5/2014
Option Grant	12,750	4,250	33.97	2/16/2015
SAR Grant	11,250	11,250	27.51	1/30/2016
SAR Grant	13,500	13,500	20.26	3/2/2017
SAR Grant	—	54,000	3.53	3/27/2018

Timothy J. Oak
Option Grant	1,148	—	6.01	6/30/2010
Option Grant	17,209	—	16.04	1/1/2012
Option Grant	11,258	—	9.08	2/21/2013
Option Grant	18,000	—	21.86	2/5/2014
Option Grant	9,750	3,250	33.97	2/16/2015
SAR Grant	7,875	7,875	27.51	1/30/2016
SAR Grant	7,500	7,500	20.26	3/2/2017
SAR Grant	—	15,000	3.53	3/27/2018

R. Michael Curtin (3)
Option Grant	9,184	—	16.04	1/1/2012
Option Grant	10,000	—	21.86	2/5/2014
Option Grant	8,250	2,750	33.97	2/16/2015
SAR Grant	7,875	7,875	27.51	1/31/2016
SAR Grant	7,875	7,875	20.26	3/2/2017
SAR Grant	—	15,750	3.53	3/27/2018

(1)	The vesting schedule of each option, SSAR, performance share and RSU is listed in the table below by expiration date:

Grant Expiration Date	Vesting Schedule

06/30/2010	20% each year for five years
01/01/2011	20% each year for five years
01/01/2012	50% after two years; 75% after three years; 100% after four years
02/21/2013	50% after two years; 75% after three years; 100% after four years
02/05/2014	50% after two years; 75% after three years; 100% after four years
02/16/2015	50% after two years; 75% after three years; 100% after four years
01/30/2016	50% after two years; 75% after three years; 100% after four years
03/02/2017	50% after one year; 100% after two years
03/27/2018	50% after one year; 100% after two years

(2)	Mr. Starkey had no outstanding equity awards at December 31, 2008 in accordance with the terms of his Separation Agreement.
(3)	Mr. Curtin resigned effective March 31, 2009 at which time all of his unvested awards were forfeited. Mr. Curtin had 30 days after his resignation date to exercise vested awards or they were forfeited.

TERMINATION AND SEVERANCE ARRANGEMENTS

Except as specifically described below regarding Mr. Starkey’s Termination and Severance Agreement, all named executive officers and other executive officers who receive equity awards in the form of stock options, SSARs, restricted stock units or performance share units are subject to the same terms and conditions in the event of a termination or change in control as applicable to all WCI employees who receive these equity awards, pursuant to the terms of the applicable award agreements and the Company’s 2004 Stock Incentive Plan, (the “Plan”). The consequences under the Plan and/or WCI’s equity award agreements in the event an employee’s employment is terminated or there is a change in control of WCI are described below.

Performance Stock Units and Restricted Stock Units

•	Termination of Employment for any reason prior to vesting: All unvested performance stock units and restricted stock units are cancelled, except as provided below.

•

Death while employed by the Company or in the event employment is terminated by the Company by reason of disability: A pro rata percentage of performance stock unit shares (or restricted stock unit shares, as applicable), that corresponds to the number of full months elapsed from the grant date to the date of employee’s death or disability termination date will be given to the employee or employee’s personal representative, no later than March 15 of the year following the year in which the death/disability termination occurs.

•	Change in Control: See “Change in Control Provisions Applicable to Equity Awards” below.

Stock Appreciation Rights

•

Death or Disability: In the event of an employee’s death while employed by WCI, or in the event an employee’s employment terminates by reason of disability (Death/Disability Termination), any vested stock appreciation rights (or portion thereof) not previously exercised may be exercised by the employee (or the personal representative) for the 12-month period after the date of Death/Disability Termination, but not later than the 10th anniversary of the applicable SSARs grant date. All SSARs not exercised prior to such date will terminate on such date.

•

Termination for “Cause”: In the event of the employee’s termination for “cause”, all unexercised stock appreciation rights will terminate as of the date of termination. (See definition of “cause” below.)

•

Termination for any reason other than death, disability or cause: In the event of termination for any reason other than death, disability or cause, all vested stock appreciation rights (or portion thereof) not previously exercised may be exercised by an employee during the one month period after the date of the employee’s termination, but not later than the 10th anniversary of the applicable SSARs grant date. All SSARs not exercised prior to such date will terminate on such date.

•	Change in Control: See “Change in Control Provisions Applicable to Equity Awards” below.

Stock Options

•

Death or Disability: In the event of an employee’s death while employed by WCI or in the event an employee’s employment terminates by reason of disability (Death/Disability Termination), vested options not previously exercised may be exercised by the employee (or the employee’s personal representative) during the 12-month period after the date of Death/Disability Termination. All stock options not exercised prior to such date will terminate on such date.

•	Termination for “Cause”: In the event of an employee’s termination for cause, all unexercised stock options will terminate immediately. (See definition of “cause” below.)

•

Termination for any reason other than death, disability or cause: In the event of termination for any reason other than death, disability or cause, all vested stock options (or portion thereof) not previously exercised may be exercised by the employee during the 30-day period following the date of termination and any stock option (or portion thereof) not exercised prior to or during such 30-day period will terminate.

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

Severance Agreements

Termination of President and Chief Executive Officer

Under the Separation Agreement and General Release between Mr. Starkey and WCI, dated August 1, 2008 (the “Separation Agreement”), Mr. Starkey received a lump sum payment of $700,000 (less applicable deductions and withholdings), which amount was inclusive of accrued and unused vacation, automobile use until January 30, 2010 (which was the balance of the current lease term), retention of two laptop computers that were provided in connection with his employment, and payment of COBRA healthcare premiums for a period of one year. Mr. Starkey agreed to provide the Company with up to 400 hours of consulting services on an ongoing basis for a period of 24 months from the termination date at no additional cost.

Mr. Starkey waived all claims against the Company up to the date of the Separation Agreement except certain claims related to indemnification rights, the federal Age Discrimination in Employment Act and claims related to the Separation Agreement. The Company waived any claims against Mr. Starkey up to the date of the Separation Agreement except certain claims related to the Separation Agreement and claims related to any willful misconduct, gross negligence and fraud during the course of his employment.

Both parties waived the terms of the Executive Termination and Severance Agreement between the Company and Mr. Starkey, dated March 16, 2005, and amended August 10, 2007 (incorporated by reference into the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2008) except those related to confidentiality and non-disclosure.

The Company has no employment or severance agreements with any named executive officer.

INFORMATION ON

DIRECTOR COMPENSATION

The Company’s Board of Directors except for Messrs. Eure and Macey, agreed to forego all director compensation for all of calendar year 2008. Messrs. Eure and Macey each agreed for all of calendar year 2008 to receive reduced director compensation in the aggregate amount of $50,000 to be paid in cash on a quarterly basis in 2008, in lieu of the director compensation to which they were entitled.

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

Security Ownership of Certain Beneficial Owners (Other than Directors, Nominees for Directors and Named Executive Officers)

Based on filings made under Section 13(d) and Section 13(g) of the Securities Exchange Act of 1934, as of June 12, 2009, the only persons known by us to be beneficial owners of more than 5% of our common stock were as follows.

Name and Address of Beneficial Owner	Shares of WCI Communities Common Stock	Percent of Class
Jeffries & Company, Inc (1) 520 Madison Avenue, 12th Floor New York, NY 10022	6,096,175	14.5%

Sandell Asset Management Corp. (2) 40 West 57th Street, 26th Floor New York, NY 10019	4,093,114	9.7%

(1)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission on January 7, 2009 by Jeffries & Company, Inc. and affiliated entities, which reported shared voting and dispositive power as follows: (a) Jefferies & Company, Inc. shared voting power with respect to 6,096,175 shares and shared dispositive power with respect to 6,096,175 shares; and (b) Jefferies Group, Inc. shared voting power with respect to 6,096,175 shares and shared dispositive power with respect to 6,096,175 shares. The filing states that Jefferies Group, Inc. is the parent company of Jefferies & Company, Inc., and Jeffries Group, Inc. disclaims beneficial ownership over shares held by Jefferies & Company, Inc.
(2)	This information is based on a Schedule 13D/A filed with the Securities and Exchange Commission on October 12, 2007 by Sandell Asset Management Corp. and affiliated entities, which reported shared voting and dispositive power as follows: (a) Castlerigg Master Investments Ltd, shared voting power with respect to 2,184,140 shares and shared dispositive power with respect to 2,184,140 shares; (b) Sandell Asset Management Corp., shared voting power with respect to 4,093,114 shares and shared dispositive power with respect to 4,093,114 shares; (c) Castlerigg International Limited, shared voting power with respect to 2,184,140 shares and shared dispositive power with respect to 2,184,140 shares; (d) Castlerigg International Holdings Limited, shared voting power with respect to 2,184,140 shares and shared dispositive power with respect to 2,184,140 shares; (e) Castlerigg Global Select Fund, Limited, shared voting power with respect to 1,908,974 shares and shared dispositive power with respect to 1,908,974 shares; (f) CGS, Ltd., shared voting power with respect to 1,908,974 shares and shared dispositive power with respect to 1,908,974 shares; (g) Castlerigg GS Holdings, Ltd., shared voting power with respect to 1,908,974 shares and shared dispositive power with respect to 1,908,974 shares; and (h) Thomas E. Sandell, shared voting power with respect to 4,093,114 shares and shared dispositive power with respect to 4,093,114 shares.

SECURITY OWNERSHIP OF MANAGEMENT (as of June 12, 2009)

Name and beneficial ownership of all directors, nominees for director, named executive officers and all directors and executive officers as a group	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Don E. Ackerman, Director (1)	26,144	*
David L. Fry, Interim President and Chief Executive Officer (2)	250,146	*
Timothy J. Oak, Regional President Homebuilding & Tower (3)	94,927	*
Hilliard M. Eure, III, Director (4)	28,939	*
Michael R. Curtin, former Senior Vice President Sales & Marketing (5)	41,380	*
Jonathan Macey, Director (6)	6,454	*
Nick Graziano, Director (7)	6,123	*
Carl Icahn, Director (8)	3,848	*
Keith Meister, Director (9)	3,848	*
Vincent Intrieri, Director (10)	—	—
Jerry L. Starkey, former President and Chief Executive Officer (11)	—	—
Other Executive Officers	100,969

All directors and executive officers as a group (13 persons)(12)	521,398	1.2%

*	Less than 1%
(1)	No securities of WCI are beneficially owned by The Don E. Ackerman Trust dated 12/14/1996, of which Mr. Ackerman is Trustee and the beneficiary. Mr. Ackerman beneficially owns 2,039 vested stock options. In addition, 24,105 shares of WCI common stock are owned by Chandelle Ventures, Inc., of which Mr. Ackerman is the president and primary shareholder.
(2)	Mr. Fry beneficially owns 16,322 shares of WCI common stock, 162,949 vested stock options and 70,875 vested stock appreciation rights.
(3)	Mr. Oak beneficially owns 60,615 vested WCI stock options and vested 34,312 stock appreciation rights.
(4)	Mr. Eure beneficially owns 10,209 vested stock options and 18,730 vested stock appreciation rights.
(5)	Mr. Curtin beneficially owns 41,380 shares of WCI common stock, who resigned effective March 31, 2009.
(6)	Mr. Macey beneficially owns 2,025 shares of WCI common stock and 4,429 vested stock appreciation rights.
(7)	Mr. Graziano beneficially owns 6,123 shares of WCI common stock.
(8)	Mr. Icahn beneficially owns 3,848 shares of WCI common stock.
(9)	Mr. Meister beneficially owns 3,848 shares of WCI common stock.
(10)	No securities of WCI are beneficially owned by Mr. Intrieri as of June 12, 2009.
(11)	No securities of WCI are beneficially owned by Mr. Starkey as of June 12, 2009. Mr. Starkey entered into a separation agreement and general release with WCI on August 1, 2008.
(12)	Excludes Messrs. Curtin and Starkey.

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

Please refer to the discussion of the Company’s equity incentive plans in Note 17 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a description of the plans and the types of grants, in addition to options, that may be made under the plans.

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

Pursuant to the Agreement, among other things, (i) the Board duly adopted a resolution that decreased the size of the Board from ten to nine members immediately prior to the 2007 Annual Meeting, (ii) the Icahn Parties agreed to withdraw their slate of directors in the proxy contest with WCI in connection with the 2007 Annual Meeting and (iii) WCI nominated for election and approval at the 2007 Annual Meeting Don E. Ackerman, Charles E. Cobb, Jr. (who resigned form the Board on August 3, 2008) and Hilliard M. Eure, III, (collectively and together with their successors, the “Incumbent Nominees”), as well as three candidates designated by the Icahn Parties, Carl C. Icahn, Keith Meister and David Schechter , who resigned from the Board on August 4, 2008 (collectively and together with their successors, the “Icahn Nominees”). Mr. Vincent Intrieri joined the Board on August 14, 2008 as Mr. Schechter’s successor. In addition, WCI and the Icahn Parties agreed to nominate and approve Craig W. Thomas, a Portfolio Manager at S.A.C. Capital Advisors, LLC., who resigned from the WCI Board as of February 13, 2008, Nick Graziano, a Managing Director of Sandell Asset Management Corp., and Yale Law professor Jonathan R. Macey (collectively and together with their successors, the “Other Stockholders Nominees”), each of whom were nominated and approved for election as directors by WCI for election at the 2007 Annual Meeting. No director has been appointed to fill the vacancy created by Mr. Cobb’s resignation. The Agreement also provides that the Icahn Parties will vote in favor of such nominees at the 2008 Annual Meeting of Stockholders, unless WCI is subject to a proxy contest by a third party seeking to replace the Icahn Nominees or that would have the effect, if successful, of decreasing below  1/3, the percentage of the Icahn Nominees’ representation on the Board. However, in light of the Company’s Chapter 11 bankruptcy filing on August 4, 2008, no annual meeting of shareholders was held in 2008.

Also, pursuant to the Agreement, WCI amended its poison pill to raise the trigger of the pill from 15% to 25% (and to exclude therefrom securities, including convertible securities, purchased from WCI pursuant to an offering by WCI to all of its stockholders).

In addition, pursuant to the Agreement, WCI amended its Third Amended and Restated By-laws (the “By-laws”) to provide, among other things, that from the date of the 2007 Annual Meeting until immediately prior to the date of WCI’s 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”), the affirmative vote of 88.88% of the authorized number of directors will be required to increase or decrease the size of the Board. The amendment to the Bylaws also established three nominating committees comprised of the Incumbent Nominees, the Icahn Nominee and the Other Stockholders Nominees that are from time to time members of the Board, and their successors, as applicable, with the exclusive power and the authority, from August 31, 2007 to the date immediately prior to the date of the 2009 Annual Meeting, (i) to each nominate three (3) persons for election as directors at WCI’s 2008 Annual Meeting of Stockholders, and (ii) to fill any vacancies created on the Board and such committee resulting from the resignation or other cessation in service of any Incumbent Nominee, Icahn Nominee or Other Stockholders Nominee, respectively. These amended provisions of the Bylaws can be amended by the Board only by the affirmative vote of 88.88% of the total authorized number of directors. The Board of Directors, and not any committee thereof, will have the power to select the nominees for the management slate of directors for election at the 2009 Annual Meeting. In addition, the supermajority voting provisions of the By-laws described above will terminate prior to the 2009 Annual Meeting. The Agreement will terminate immediately before the 2009 Annual Meeting.

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

Walden Center Leases. Pursuant to lease agreements, dated March 1996 and August 2002, with Walden Center LP (formerly Walden Center LLC), WCI leased a total of 93,991 square feet of commercial office space from Walden Center LP for use as its headquarters. The term of the March 1996 lease was 10 years with two five-year renewal options, and base rent under this lease was $17.96 per square foot including common area charges, which were adjusted annually based on the United States Consumer Price Index. The term of the August 2002 lease was ten years, and base rent under this lease was $22.00 per square foot including common area charges, which were adjusted annually based on the United States Consumer Price Index. As a result of our Chapter 11 filing, the lease was rejected effective January 31, 2009, and a new lease was executed with reduced rent and less rentable square feet. The new lease terminates February 1, 2010 unless terminated earlier at our election on or after November 1, 2009. Chandelle Ventures, of which Mr. Ackerman is the Chairman, is the General Partner of Walden Center LP.

Mr. Ackerman and his immediate family beneficially own 100% of Walden Center LP. For the year ended December 31, 2008, WCI made payments in the aggregate amount of approximately $2.3 million pursuant to the leases.

Sun City Center Office Plaza, Inc. Leases. Pursuant to 3 separate lease agreements between Sun City Center Office Plaza, Inc., or SCCOP, and each of WCI Communities, Inc. and its subsidiary First Fidelity Title Company, collectively referred to as the SCCOP Lessees, SCCOP leases to the SCCOP Lessees a total of 19,540 square feet of commercial office space in the Sun City Center Office Plaza. Mr. Ackerman, and Mr. Starkey beneficially own approximately 20% and 2.0% of SCCOP, respectively.

WCI leased 9,458 square feet for $23.00 per square foot under a lease that expired October 31, 2008; 3,558 square feet for $23.00 per square foot under a lease that expired November 30, 2008; and 6,524 sq. ft. of office space at a price of $23.00 per square foot that expired on September 30, 2008. In addition we currently lease 1,457 square feet for $24 per square foot under a lease that expires June 30, 2009.

For the year ended December 31, 2008, WCI made payments in the aggregate of $583,000 pursuant to the leases.

The Watermark on Hudson Condominium Purchase Agreements. On September 30, 2005, the Board of Directors of WCI approved the transactions identified below with regard to purchase agreements for the purchase of condominium residences at The Watermark on Hudson Condominium Residences located in North Bergen, New Jersey “Watermark Condominiums”. The purchase prices represented in these transactions were the same as those offered to non-affiliated third party purchasers and the other terms and conditions in these purchase agreements were similar in all material respects to those offered to non-affiliated purchasers at that time. WCI entered into the following purchase agreements for the purchase of Watermark Condominiums:

1.	David L. Fry, a Senior Vice President of WCI, for an aggregate purchase price of $1,325,000; and

2.	Christopher J. Hanlon, a Senior Vice President of WCI, and Scott A. Perry, a Vice President and the Chief Accounting Officer of WCI, collectively for an aggregate purchase price of $1,475,000.

These transactions did not close for the reasons stated below. Mr. Fry received a total refund of his deposit in the amount of $266,370 pursuant to the terms of the Company’s settlement agreement with the State of New Jersey Department of Community Affairs, which provided that prospective purchasers at The Watermark were entitled to receive a full refund of their deposits if the Company, through no fault of the purchaser, was not ready, willing and able to close on their respective unit(s) by May 26, 2008 (“Deadline”). The Company failed to obtain temporary certificates of occupancy (from the Township of North Bergen) for a number of units (including Mr. Fry’s unit) by the Deadline, and therefore failed to close those units by the Deadline, thereby entitling those purchasers to receive a refund of their deposits.

A replacement purchaser was found for Mr. Hanlon and Mr. Perry’s unit at a purchase price of $1,550,000, which was $75,000 greater than their original purchase price of $1,475,000. Their purchase agreement was terminated and they received a full refund of their deposit in the amount of $295,000 after the replacement purchaser closed on the purchase of the unit.

Prudential WCI Realty. On December 29, 2007, David L. Fry, a Senior Vice President of WCI, entered into an exclusive residential real estate listing agreement for a period of one year with Watermark Realty, Inc., a wholly owned subsidiary of the Company doing business as Prudential WCI Realty. The list price for the property is $2,700,000. In the event of a sale Mr. Fry would be obligated to pay a commission to Prudential WCI in an amount equal to six percent (6%) of the sale price. The terms and conditions of the listing agreement, including with respect to the commission rate, are similar in all material respects to those offered to non-affiliates. This agreement expired before the property was sold.

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

To WCI’s knowledge, based solely on a review of the copies of such reports furnished to WCI and certifications provided to WCI by all WCI reporting persons, all Section 16(a) filings with respect to WCI’s fiscal year ended December 31, 2008, were timely made.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT

Principal Accountant

Ernst & Young has served as WCI’s independent registered public accounting firm since June 7, 2005. In addition to performing the audit of WCI’s consolidated financial statements, Ernst & Young provided various other services during 2008 and 2007.

Fees paid to Principal Accountant

In connection with the audit of the 2008 consolidated financial statements, WCI entered into an agreement with Ernst & Young which sets forth the terms by which Ernst & Young will perform audit and other services for WCI.

The following table presents fees for professional services rendered by Ernst & Young for the audits of WCI’s annual financial statements for the fiscal years ended December 31, 2008 and 2007 and fees billed for other services rendered by Ernst & Young during those periods.

Fees Paid	2008	2007
Audit Fees	$1,605,000	$2,388,000
Audit-Related Fees	127,000	77,000
Tax Fees	1,103,000	145,000
All Other Fees	—	—

Total	$2,835,000	$2,610,000

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

Tax Fees consist of fees billed for professional services rendered for tax advice, planning and compliance. These services include the preparation and review of income tax returns, federal and state tax compliance, and tax planning. Tax planning includes services provided in connection with Chapter 11 Bankruptcy proceedings.

All Other Fees consist of technical accounting consulting fees.

There were no services rendered by Ernst & Young to WCI for information technology services related to financial information systems design or implementation during the fiscal year ended December 31, 2008.

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

See Item 8 of the Form 10-K.

2.	Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Exhibit description
3.1	Form of Second Restated Certificate of Incorporation of WCI Communities, Inc. (9)

3.2	Form of Third Amended and Restated By-laws of WCI Communities, Inc. (9)

3.3	Amendment to the Third Amended and Restated By-laws of WCI Communities, Inc. (23)

4.1	Form of Specimen Certificate for Common Stock of WCI Communities, Inc. (1)

4.2	Rights Agreement dated as of January 30, 2007 (18)

4.3	First Amendment to Rights Agreement dated February 27, 2007 (19)

4.4	Second Amendment to Rights Agreement dated August 20, 2007 (23)

+10.1	Amended and Restated 1998 Non-Employee Director Stock Incentive Plan. (16)

+10.2	2004 Stock Incentive Plan of WCI Communities, Inc. (6)

+10.3	Amendment to the 2004 Stock Incentive Plan of WCI Communities, Inc. (22)

+10.4	Senior Management Incentive Compensation Plan (16)

10.6	Indenture, dated as of April 24, 2002, by an among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2012 (2)

+10.7	Form of 2002 Severance Agreement for certain senior vice presidents of WCI Communities, Inc. (25)

10.8	Indenture, dated August 5, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated Notes due 2023 (3)

10.9	Supplemental indenture, dated as of December 15, 2004, by and among WCI Communities, Inc., certain of its subsidiaries and the Bank of New York relating to $125,000,000 in aggregate principal amount of 4% Contingent Convertible Senior Subordinated notes due 2023 (7)

10.10	Indenture, dated September 29, 2003, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $125,000,000 in aggregate principal amount of 7-7/8% Senior Subordinated Notes due 2013 (4)

10.11	Form of Indemnification Agreement for directors and executive officers (5)

10.12	Senior Unsecured Revolving Credit Agreement dated as of June 13, 2006, among WCI Communities, Inc. and Bank of America, as administrative agent and lender (17)

10.13	First Amendment to the Revolving Credit Agreement dated June 13, 2006, among the Company, the lenders party thereto and Bank of America, dated as of April 5, 2007 (20)

10.14	Second Amendment to the Revolving Credit Agreement among the Company, the lenders party thereto and Bank of America, N.A., dated as of August 17, 2007 (23)

10.15	Third Amendment to the Revolving Credit Agreement among the Company, the lenders party thereto and Bank of America, N.A., dated as of January 16, 2008 (24)

+10.16	Form of Stock Option Agreement for Key Employees (25)

10.17	Indenture, dated as of March 10, 2005, by and among WCI Communities, Inc., certain of its subsidiaries and The Bank of New York, relating to $200,000,000 in aggregate principal amount of 6-5/8% Senior Subordinated notes due 2015 (8)

10.21	Debtor-in-Possession Credit Agreement dated as of September 24, 2008 among WCI Communities, Inc. as Borrower, certain direct and indirect subsidiaries of the Borrower as Debtor Guarantors, certain other direct and indirect subsidiaries of the Borrower as Non-Debtor Guarantors and Wachovia Bank, N.A., as administrative agent and lender (30)

10.22	Indenture, dated as of September 28, 2005, between WCI Communities, Inc. and JP Morgan Chase Bank, N.A., relating to $100,000,000 in aggregate principal amount of 7-1/4% Junior Subordinated notes due 2035 (12)

+10.23	2005 Compensation Program for non-Employee Directors as amended December 13, 2006 (19)

10.24	Senior Term Loan Agreement, dated as of December 23, 2005, among WCI Communities, Inc. and Key Bank, N.A. as lender and administrative agent (13)

10.25	Second Amendment to the Senior Term Loan Agreement among the Company, the lenders party thereto, and Key Bank, N. A., dated as of April 5, 2007 (20)

10.26	Third Amendment to Term Loan Agreement among the Company, the lenders party thereto and Key Bank, National Association, dated as of August 17, 2007 (23)

10.27	Fourth Amendment to Term Loan Agreement among the Company, the lenders party thereto and Key Bank, National Association, dated as of January 16, 2008 (24)

10.28	Indenture, dated as of February 3, 2006, by and among WCI Communities, Inc. and JP Morgan Chase Bank, N.A. relating to the $65,000,000 in aggregate principal amount of 7.54% Junior Subordinated notes due 2036. (14)

+10.29	2007 Management Incentive Compensation Plan. (22)

+10.30	Amendment to the WCI Communities, Inc. Senior Management Incentive Compensation Plan (22)

+10.31	Form of Stock Appreciation Rights Agreement for Key Employees (21)

+10.32	Form of Performance Stock Unit Agreement for Key Employees (21)

+10.33	Form of Restricted Stock Unit Agreement for Key Employees (21)

+10.34	Form of 2007 Severance Agreement and Nonsolicitation Agreement (25)

+10.35	Form of Amendment to 2007 Severance and Nonsolicitation Agreement (25)

+10.36	Form of Amendment to 2002 Severance and Nonsolicitation Agreement (25)

+10.37	Amendment to Senior Management Incentive Plan dated August 10, 2007 (22)

10.38	Agreement among WCI Communities, Inc., and Icahn Partner LP, Icahn Partners Master Fund LP and High River Limited Partnership, dated as of August 20, 2007 (23)

10.39	Senior Secured Revolving Credit Agreement Limited Waiver dated March 17, 2008 (26)

10.40	Senior Term Loan Agreement Limited Waiver dated March 17, 2008 (26)

10.41	Second Amendment to Third Consolidated, Amended and Restated Revolving Credit Construction Loan Agreement and Waiver dated March 17, 2008 (26)

10.42	Separation Agreement and General Release, dated August 1, 2008, between WCI Communities, Inc. and Jerry L. Starkey (27)

+10.43	Form of Severance Agreement and Nonsolicitation Agreement with Russell Devendorf (31)

10.44	Agreement, dated March 3, 2008, among WCI Towers Northeast USA Inc. and NJDCA. (29)

10.45	Debtor-in-Possession Credit Agreement dated as of September 24, 2008 among WCI Communities, Inc. as Borrower, certain direct and indirect subsidiaries of the Borrower as Debtor Guarantors, certain other direct or indirect subsidiaries of the Borrower as Non-Debtor Guarantors and Wachovia Bank, N.A., as administrative agent and lender (30)

+10.46	2008 Management Incentive Compensation Plan (31)

+10.47	2009 Management Incentive Compensation Plan (31)

+10.48	2009 Emergence Incentive Compensation Plan (31)

11.1	Statement re computation of per share earnings (31)

12.1	Ratio of Earnings to Fixed Charges (31)

14.1	Code of Ethics (**)

21.1	Subsidiaries of WCI Communities, Inc. (31)

31.1	Rule 13a-14(a) certification by David Fry, President and Interim Chief Executive Officer (*)

31.2	Rule 13a-14(a) certification by Russell Devendorf, Senior Vice President and Chief Financial Officer (*)

32.1	Section 1350 certification by David Fry, President and Interim Chief Executive Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (31)

32.2	Section 1350 certification by Russell Devendorf, Senior Vice President and Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (31)

*	Filed herewith.
+	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
**	Available on our website at www.wcicommunities.com.

(1)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Registration Statement on Form S-1 (Registration No. 333-69048).
(2)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Registration Statement on Form S-4 (Registration No. 333-87250).
(3)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-3 (Registration No. 333-108462).
(4)	Incorporated by reference to the exhibits with WCI Communities, Inc.’s Registration Statement on Form S-4 (Registration No. 333-111184).
(5)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2003 (Commission File 1-31255).
(6)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s 2004 Proxy Statement.
(7)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-K for the year ended December 31, 2004 (Commission File 1-31255).
(8)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on March 11, 2005 (Commission File 1-31255).
(9)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on May 24, 2005 (Commission File 1-31255).
(12)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on October 3, 2005 (Commission File 1-31255).
(13)	Incorporate by reference to the exhibits filed with WCI Communities, Inc’s Form 8-K on December 28, 2005 (Commission File 1-31255)
(14)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-Q for the quarterly period ended March 31, 2006 (Commission File 1-31255).

(16)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on May 22, 2006 (Commission File 1-31255).
(17)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on June 13, 2006 (Commission File 1-31255).
(18)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 8-K on February 2, 2007 (Commission File 1-31255).
(19)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2006 (Commission File 1-31255).
(20)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on April 18, 2007 (Commission File 1-31255).
(21)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-Q for the quarterly period ended March 31, 2007 (Commission File 1-31255).
(22)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 15, 2007 (Commission File 1-31255).
(23)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 21, 2007 (Commission File 1-31255).
(24)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on January 17, 2008 (Commission File 1-31255).
(25)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 10-K for the year ended December 31, 2007 (Commission File 1-31255).
(26)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on March 19, 2008 (Commission File 1-31255).
(27)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on August 6, 2008 (Commission File 1-31255).
(28)	Incorporated by reference to the exhibits filed with WCI Communities, Inc.’s Form 8-K on November 12, 2008 (Commission File 1-31255).
(29)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-Q for the quarterly period ended March 31, 2008 (Commission File 1-31255).
(30)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-Q for the quarterly period ended September 30, 2008 (Commission File 1-31255).
(31)	Incorporated by reference to the exhibits filed with WCI Communities, Inc’s Form 10-K for the year ended December 31, 2008 (Commission File 1-31255).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WCI COMMUNITIES, INC.

By:	/s/ Russell Devendorf
Name:	Russell Devendorf
Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)